Form 10-K405
period 1997-12-31
CAVALRY BANCORP INC
filed 1998-03-30
CIK 1049535

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1997

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number: 0-23605

                        CAVALRY BANCORP, INC.
------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

              Tennessee                                     62-1721072
------------------------------------------------     ------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                            I.D. Number)

114 West College Street, Murfreesboro, Tennessee               37130
------------------------------------------------     ------------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (615) 893-1234
                                                     ------------------------
Securities registered pursuant to Section                       None
12(b) of the Act:                                    ------------------------

Securities registered pursuant to Section             Common Stock, no par
12(g) of the Act:                                        value per share
                                                     ------------------------
                                                        (Title of Class)

    Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES   X      NO
                  -----       -----
    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   X
                              -----
    The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "CAVB" on March 17, 1998, was $155,005,266 (7,538,250 shares at $20.56 per share).
It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders (including the Cavalry Banking Employee Stock Ownership Plan) are affiliates.

               DOCUMENTS INCORPORATED BY REFERENCE

                               None

                              PART I

Item 1.  Business
-----------------

General

     Cavalry Bancorp, Inc. ("Company"), a Tennessee corporation, was organized on November 5, 1997 for the purpose of becoming the holding company for Cavalry Banking ("Bank") upon the Bank's conversion from a federally-chartered mutual to a federally-chartered stock savings bank ("Conversion"). The Conversion was completed on March 16, 1998. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statement and related data, relates primarily to the Bank.

     The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits have been federally-insured since 1936 and are currently insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1936.

     The Bank is a community-oriented financial institution whose primary business is attracting deposits from the general public and using those funds to originate a variety of loans to individuals residing within its primary market area, and to businesses owned and operated by such individuals. The Bank originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans. Generally, ARM loans are retained in the Bank's portfolio and long-term fixed-rate mortgage loans are originated for sale in the secondary market. In addition, the Bank actively originates construction and acquisition and development loans. The Bank also originates commercial real estate, commercial business, and consumer and other non-real estate loans.

Market Area

     The Bank considers Rutherford, Bedford and Williamson Counties in Central Tennessee to be its primary market area. A large number of the Bank's depositors reside, and a substantial portion of its loan portfolio is secured by properties located, in Rutherford and Bedford Counties.

     The economy of Rutherford and Bedford Counties are diverse and generally stable. According to the Rutherford and Bedford Area Chambers of Commerce, major employers include Nissan Motor Manufacturing Corp. USA, Rutherford County Government, Whirlpool Corp., Bridgestone/Firestone Inc., Middle Tennessee State University, Alvin C. York Veterans Administration Medical Center and Ingram Book Co., among others.

Selected Financial Data

     See Item 6, "Selected Financial Data," included herein.

Lending Activities

     General. At December 31, 1997, the Bank's total loans receivable portfolio amounted to $217.8 million, or 77.2% of total assets at that date. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to- four family properties, with such loans amounting to $82.9 million, or 33.0% of the total loans receivable portfolio at December 31, 1997. In addition, the Bank originates construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.


     Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                         At December 31,
                     --------------------------------------------------------------------------------
                          1997             1996             1995             1994              1993
                     ---------------  ---------------  --------------  ---------------  -------------
                     Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent
                     ------  -------  ------  -------  ------  -------  ------  -------  ------  -------
                                                     (Dollars in thousands)

Mortgage Loans:
 One- to- four
  family(1).........$ 82,930   32.9% $ 81,279   33.1% $ 72,302  36.4%  $ 82,793   43.5% $ 76,687   42.2%
 Multi-family.......   1,338    0.5     2,847    1.2     1,705   0.9      2,285    1.2     8,546    4.7
 Commercial.........  39,690   15.8    30,099   12.3    22,140  11.1     16,808    8.8    17,617    9.7
 Construction.......  54,666   21.7    61,032   24.9    47,416  23.9     40,261   21.1    35,969   19.8
 Acquisition and
    development.....  17,011    6.8    18,799    7.7    13,816   6.8      9,962    5.3     7,500    4.0
                    --------  -----  --------  -----  -------- -----   --------  -----  --------  -----
  Total mortgage
   loans............ 195,635   77.7   194,056   79.2   157,379  79.1    152,109   79.9   146,319   80.4
                    --------         --------         --------         --------         --------
Consumer Loans:
 Home equity lines
  of credit.........   2,783    1.1     1,964    0.8       941   0.5        228    0.1         3     --
 Automobile.........   5,028    2.0     3,716    1.5     2,735   1.4      2,144    1.1     2,131    1.2
 Unsecured..........   1,684    0.7     1,779    0.7     1,996   1.0      2,129    1.1     2,051    1.1
 Other secured......  23,852    9.5    23,037    9.4    20,982  10.6     22,409   11.8    22,574   12.4
                    --------  -----  --------  -----  -------- -----   --------  -----  --------  -----
   Total consumer
    loans...........  33,347   13.3    30,496   12.4    26,654  13.5     26,910   14.1    26,759   14.7

Commercial business
 loans..............  22,544    9.0    20,698    8.4    14,771   7.4     11,451    6.0     8,834    4.9
                    --------  -----  --------  -----  -------- -----   --------  -----  --------  -----
   Total loans...... 251,526  100.0%  245,250  100.0%  198,804 100.0%   190,470  100.0%  181,912  100.0%
                    --------  =====  --------  =====  -------- =====   --------  =====  --------  =====
Less:
 Undisbursed portion of
  loans in process..  30,178           36,573           32,615           21,228           20,699
 Net deferred loan
  fees..............     710              701              560              533              589
 Allowance for
  loan losses.......   2,804            2,123            1,997            1,776            1,681
                    --------         --------         --------         --------         --------
  Total loans
   receivable, net..$217,834         $205,853         $163,632         $166,933         $158,943
                    ========         ========         ========         ========         ========
-------------------
     (1)  Includes loans held-for-sale.



     One- to- Four Family Real Estate Lending. Historically, the Bank has concentrated its lending activities on the origination of loans secured by first mortgage loans on existing one- to- four family residences located in its primary market area. At December 31, 1997, $82.9 million, or 33.0% of the Bank's total loan portfolio, consisted of such loans. The Bank originated $80.0 million, $73.1 million and $63.2 million of one- to- four family residential mortgage loans during the years ended December 31, 1997, 1996 and 1995, respectively.

     Generally, the Bank's fixed-rate one- to- four family mortgage loans have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     The Bank also originates ARM loans at rates and terms competitive with market conditions. At December 31, 1997, $71.0 million, or 28.2% of the Bank's gross loan portfolio, were subject to periodic interest rate adjustments. The Bank originates for its portfolio ARM loans which provide for an interest rate which adjusts every year or which is fixed for one, three or five years and then adjusts every year after the initial period. Most of the Bank's one-year, three-year and five-year ARMs adjust every year after the initial fixed rate period based on the one year Treasury constant maturity index. The Bank's ARMs are typically based on a 30-year amortization schedule. The Bank qualifies the borrowers on its nonconforming ARM loans (i.e., loans not originated in conformity with standards that would permit the loans to be sold in the secondary market) based on the initial rate. The Bank qualifies the borrowers on its conforming ARM loans based on the maximum note interest rate during the second year of the loan. A one-year ARM loan that is originated according to FHLMC secondary market standards may be converted to a fixed-rate loan within five years of the origination date. ARM loans that are not saleable to the FHLMC are not permitted to be converted to fixed rate loans. The Bank does not offer deep discount or "teaser" rates. The Bank's current ARM loans do not provide for negative amortization. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 5% to 6%, respectively.

     Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

     The Bank also originates one- to- four family mortgage loans under Federal Housing Administration ("FHA") and Veterans Administration ("VA") programs and the Tennessee Housing and Development Agency ("THDA"), an affordable housing program. FHA and VA loans are generally sold to private investors, servicing released (i.e., the right to collect principal and interest payments and forward it to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions is sold with the loan). THDA loans are sold with servicing rights retained. See "-- Loan Originations, Sales and Purchases."

     The Bank generally requires title insurance insuring the status of its lien or an acceptable attorney's opinion on all loans where real estate is the primary source of security. The Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     The Bank's one- to- four family residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Bank's Board of Directors, the Bank can lend up to 95% of the appraised value of the property securing a one- to- four family residential loan; however, the Bank generally obtains private mortgage insurance on the portion of the principal amount that exceeds 80% to 95% of the appraised value of the security property.

     Construction Lending. The Bank actively originates three types of residential construction loans: (i) speculative construction loans, (ii) pre-sold construction loans and (iii) construction/permanent loans. To a substantially lesser extent, the Bank also originates construction loans for the development of multi-family and commercial properties.

     At December 31, 1997, the composition of the Bank's construction loan portfolio was as follows:

                              Outstanding            Percent of
                               Balance(1)              Total
                               ----------              -----
                                        (In thousands)
Residential:
 Speculative
  construction...............    $26,070               36.37%
 Pre-sold construction.......     19,954               27.84
 Construction/permanent......      9,021               12.59
Commercial and multi-family..     16,632               23.20
                                 -------              ------
 Total.......................    $71,677              100.00%
                                 =======              ======
------------------
(1) Includes loans in process.

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 110 local builders, many of whom may have only one or two speculative loans outstanding from the Bank. The Bank considers approximately 25 builders as core borrowers with several speculative loans outstanding at any one time. Rather than originating lines of credit to home builders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with interest rates ranging from 0.5% to 2.0% above the prime lending rate, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. At December 31, 1997, the Bank had 11 borrowers each with aggregate outstanding speculative loan balances of more than $500,000, all of which were performing according to their respective terms and the largest of which amounted to $1.2 million.

     Unlike speculative construction loans, pre-sold construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Bank or another lender. Pre-sold construction loans are generally originated for a term of 12 months, with adjustable interest rates ranging from 0.5% to 1.0% above the prime lending rate, and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or cost, whichever is less. At December 31, 1997, the largest outstanding pre-sold construction loan had an outstanding balance of $250,000 and was performing according to its terms.

     Construction/permanent loans are originated to the home owner rather than the home builder. The construction phase of a construction/permanent loan generally lasts 12 months and the interest rate charged is generally 8.5% to 9.5%, fixed, and with loan-to-value ratios of 80% (or up to 95% with private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less. At the completion of construction, the Bank may either originate a fixed-rate mortgage loan or an ARM loan. See "-- Lending Activities -- One- to- Four Family Real Estate Lending." At December 31, 1997, the largest outstanding construction/ permanent loan had an outstanding balance of $673,000 and was performing according to its terms.

    To a lesser extent, the Bank also provides construction financing for non-residential properties (i.e., multi-family and commercial properties). At December 31, 1997, such construction loans amounted to $5.9 million, $3.5 million of which was repaid subsequent to December 31, 1997.

     Construction loans up to $500,000 may be approved by any two members of the Bank's seven member Loan Committee. All construction loans over $500,000 must be approved by the Board of Directors. See "-- Lending Activities -- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an appraiser approved by the Board of Directors inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, analyzes the pro forma data and assumptions on the project. In the case of a speculative or pre-sold construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires that the borrower use its own funds to maintain the original loan-to-value ratio.

     The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by an appraiser and/or Bank personnel approved by the Board of Directors. The Bank regularly monitors the construction loan portfolio and the economic conditions and housing inventory. Property inspections are performed by the Bank's property inspector. The Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction lending.

     Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Bank's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Bank's construction loan portfolio.

     Acquisition and Development Lending. The Bank originates acquisition and development loans for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale for residential housing construction. At December 31, 1997, the Bank had land A&D loans with aggregate approved commitments of $15.7 million, of which an aggregate of $10.0 million was outstanding. At December 31, 1997, the largest land A&D loan had an outstanding balance of $1.0 million and was performing according to its terms. All of the land A&D loans are secured by properties located in the Bank's primary market area.

     Land A&D loans are usually repaid through the sale of the developed land. However, the Bank believes that its land A&D loans are made to individuals with, or to corporations the principals of which possess, sufficient personal financial resources out of which the loans could be repaid, if necessary.

     Land A&D loans are secured by a lien on the property, made for a two year term, and with an interest rate that adjusts with the prime rate. The Bank requires monthly interest payments during the term of the land A&D loan.
After the expiration of the two year term, the loan is reevaluated, adjusted and/or extended as a fixed or adjustable rate loan. In addition, the Bank obtains personal guarantees from the principals of its corporate borrowers.
At December 31, 1997, the Bank did not have any nonaccruing land A&D loans.

     Loans secured by undeveloped land or improved lots involve greater risks than one- to- four family residential mortgage loans because such loans are more difficult to monitor and foreclose as the Bank may be confronted with a property the value of which is insufficient to assure full repayment. Furthermore, if the borrower defaults the Bank may have to expend its own funds to complete development and also incur costs associated with marketing and holding the building lots pending sale. Land A&D loans are generally considered to involve a higher degree of risk than single-family permanent mortgage loans because of the concentration of principal among relatively few borrowers and development projects, the increased difficulty at the time the loan is originated of estimating the development building costs, the increased difficulty and costs of monitoring the loan, the higher degree of sensitivity to increases in market rates of interest, and the increased difficulty of working out problem loans. A concentration of loans secured by properties in any single area presents the risk that any adverse change in regional economic or employment conditions may result in increased delinquencies and loan losses. The Bank attempts to minimize this risk by limiting the maximum loan-to-value ratio on acquisition and development loans to 75%, although the Board of Directors has the authority to approve acquisition and development loans with loan-to-value ratios of up to 80%.

     Commercial Real Estate Lending. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 1997, $39.7 million, or 15.8% of the Bank's total loan portfolio, consisted of loans secured by existing commercial real estate properties. The majority of the Bank's commercial real estate properties are secured by small businesses, retail properties and churches located in the Bank's primary market area.

     The Bank requires an evaluation of all properties securing commercial real estate loans which are $250,000 and less. Evaluations are performed by the Bank's commercial loan officers or in-house appraiser, an outside fee appraiser, or an employee of the Bank designated by the Board of Directors. Appraisals are required for all properties securing commercial real estate loans in excess of $250,000. Appraisals are performed by an independent appraiser designated by the Bank and are reviewed by management. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

     The average size of a commercial real estate loan in the Bank's portfolio is approximately $100,000 to $200,000. Commercial real estate loans are generally structured with fixed rates of interest and terms of three to five years based on amortization schedules of 15 to 20 years. At December 31, 1997, the largest commercial real estate loan had an outstanding balance of $2.4 million.

     Loan-to-value ratios on the Bank's commercial real estate loans are generally limited to 80%. As part of the criteria for underwriting commercial real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.2 times. It is also the Bank's policy to obtain personal guarantees from the principals of its corporate borrowers on its commercial real estate loans.

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to- four family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Commercial Business Lending. The Bank's commercial business lending activities focuses primarily on small to medium size businesses owned by individuals well known to the Bank and who reside in the Bank's primary market area. At December 31, 1997, commercial business loans amounted to $22.5 million, or 9.0% of total loans.

     Commercial business loans may be unsecured loans, but generally are secured by various types of business collateral other than real estate (i.e., inventory, equipment, etc.). In many instances, however, such loans are often also secured by junior liens on real estate. Commercial business loans are generally made in amounts between $50,000 to $75,000 and may be either lines of credit or term loans. Lines of credit are generally renewable and made for a one-year term. Lines of credit are generally variable rate loans indexed to the prime rate. Term loans are generally originated with three to five year maturities, with a maximum of seven years, on a fully amortizing basis. As with commercial real estate loans, the Bank generally requires annual financial statements from its commercial business borrowers and, if the borrower is a corporation, personal guarantees from the principals.

     At December 31, 1997, the largest commercial business loan to an unaffiliated borrower was a $2.0 million line of credit secured by marketable investment securities, with no outstanding balance at that date. At December 31, 1997, the largest commercial business loan with an outstanding balance had a balance of $364,000 and was secured by inventory and equipment. Such loan was performing according to its terms at December 31, 1997.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

     As part of its commercial business lending activities, the Bank issues standby letters of credit or performance bonds as an accommodation to its borrowers. See "-- Loan Commitments and Letters of Credit."

     Consumer Lending. The Bank originates a variety of consumer loans that generally have shorter terms to maturity and higher interest rates than residential mortgage loans. At December 31, 1997, the Bank's consumer loans totaled $33.3 million, or 13.3%, of the Bank's loans receivable, net. The Bank's consumer loans consist primarily of home equity lines of credit, automobile loans, and a variety of other secured loans, a substantial portion of which are secured by junior mortgages on real estate. To a substantially lesser extent, the Bank also originates unsecured consumer loans.

     The Bank anticipates that it will continue to be an active originator of consumer loans. Factors that may affect the ability of the Bank to increase its originations in this area include the demand for such loans, interest rates and the state of the local and national economy. Consumer loans accounted for 11.9%, 9.5% and 8.9% of the Bank's total loan originations in the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

     The Bank offers open-ended home equity lines of credit secured by a second mortgage on the borrower's primary residence. These lines of credit have an interest rate that is one to two percentage points above the prime lending rate, as published in The Wall Street Journal, which adjusts monthly. The majority of the approved lines of credit at December 31, 1997 were less than $50,000. At December 31, 1997, approved lines of credit totaled $5.9 million, of which $2.8 million was outstanding.

     At December 31, 1997, the Bank's automobile loan portfolio amounted to $5.0 million, or 2.0%, of total loans at such date, a substantial portion of which were secured by used automobiles. The maximum term for the Bank's automobile loans is 60 months. The Bank generally lends up to 80% to 90% of the purchase price of the automobile. The Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. The Bank does not engage in indirect automobile lending.

     The Bank's consumer loan portfolio also includes other consumer loans secured by a variety of collateral, such as recreational vehicles, boats, motorcycles, deposit accounts and, in many instances, junior mortgages on real estate. Such other secured consumer loans were $23.9 million, or 9.5% of total loans, at December 31, 1997.

     At December 31, 1997, unsecured consumer loans amounted to $1.7 million, or 0.7% of total loans. Unsecured loans are made for a term up to 24 months with fixed rates of interest and are offered primarily to existing customers of the Bank. Included in the unsecured consumer loan portfolio are credit card loans with an aggregate outstanding balance of $216,000 at December 31, 1997. Approved credit card lines totaled $1.0 million at December 31, 1997. The Bank is a VISA and MASTERCARD card issuer. The Bank does not actively solicit credit card business beyond its customer base and market area and has not engaged in mailing of pre-approved credit cards. The rate currently charged by the Bank on its credit card loans is the prime rate, as published in The Wall Street Journal, plus 6.9%, and the Bank is permitted to change the interest rate quarterly.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 1997, the Bank had $9,000 of consumer loans accounted for on a nonaccrual basis.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds and do not reflect the deduction for unearned discounts, unearned income and allowance for loan losses.

                                         After     After
                              One Year  3 Years   5 Years
                     Within   Through   Through   Through    After
                    One Year  3 Years   5 Years   10 Years  10 Years   Total
                    --------  -------   -------   --------  --------   -----
                                    (In thousands)
Mortgage loans:
 Residential....... $ 6,357   $10,610   $12,706    $13,987  $56,687   $100,347
 Construction......  38,658     2,840        --         --       --     41,498
 Commercial........  14,530     8,444    13,313      1,451      140     37,878
 Consumer and
  other loans......   9,679     6,753     4,435        129       --     20,996
 Commercial
  business loans...  12,321     5,437     2,101        389      381     20,629
                    -------   -------   -------    -------  -------   --------
   Total........... $81,545   $34,084   $32,555    $15,956  $57,208   $221,348
                    ======    =======   =======    =======  =======   ========

     The following table sets forth the dollar amount of all loans due after December 31, 1998, which have fixed interest rates and have floating or adjustable interest rates.

                                             Fixed       Floating or
                                             Rates    Adjustable Rates
                                             -----    ----------------
                                               (In thousands)
Mortgage loans:
 Residential............................    $23,318        $70,672
 Construction...........................         --          2,840
 Commercial.............................     22,538            810
 Consumer and other loans...............      8,008          3,309
 Commercial business loans..............      8,284             24
                                            -------        -------
   Total................................    $62,148        $77,655
                                            =======        =======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. Furthermore, management believes that a significant number of the Bank's residential mortgage loans are outstanding for a period less than their contractual terms because of the transitory nature of many of the borrowers who reside in its primary market area.

     Loan Solicitation and Processing. The Bank's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. A business development program has been implemented where loan officers and sales personnel make sales calls on building contractors and realtors. The Bank also advertises its loan products.

     In marketing its products and services, the Bank emphasizes its community ties, customized personal service and an efficient underwriting and approval process. The Bank uses professional fee appraisers for most residential real estate loans and construction loans and all commercial real estate and land loans. The Bank requires hazard, title and, to the extent applicable, flood insurance on all security property.

     Loan approval authority varies based on loan type. Construction loans and acquisition and development loans up to $500,000 may be approved by any two members of the Bank's seven member Loan Committee, while loans over $500,000 must be approved by the Board of Directors. One- to- four family residential mortgage loans up to $500,000 originated to be held in portfolio may be approved by any two members of the Loan Committee, while loans over
$500,000 must be approved by the Board of Directors.   One- to- four family
residential mortgage loans that are originated for sale to investors and that are underwritten to the investor's specifications may be approved by any member of the Loan Committee up to FHLMC loan limits. Consumer and commercial business loans may be approved by loan officers individually or in combination with other loan officers within dollar limits specified by the Loan Committee. These dollar limits range from $2,500 to $25,000 for unsecured loans and from $25,000 to $500,000 for secured loans. The maximum approval authority for an individual loan officer is $125,000 for unsecured loans and $250,000 for secured loans. All unsecured consumer and commercial business loans over $250,000, and all secured consumer and commercial business loans over $500,000, must be approved by the Board of Directors. Each approved loan, regardless of type, is reviewed by the Bank's quality control personnel to insure that proper approval was received.

     Loan Originations, Sales and Purchases. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area.

     The Bank sells all loans originated under FHA and VA programs, including related servicing rights, except for those originated for the THDA. The Bank periodically sells conventional one- to- four family loans (i.e., non-FHA/VA loans) with servicing retained and without recourse. These sales generally involve fixed-rate loans which help to reduce the Bank's exposure to interest rate risk, and the proceeds of sale are used to fund continuing operations. However, the Bank occasionally may sell ARM loans to satisfy liquidity needs.

     Sellers of loans are exposed to various degrees of "pipeline risk," which is the risk that the value of the loan will decline during the period between the time the loan is originated and the time of sale because of changes in market interest rates. The Bank is exposed to a relatively low degree of pipeline risk because it generally does not fix the loan interest rate until shortly before or on the closing date and loans are generally closed against a mandatory purchase commitment by the FHLMC or other purchaser.

     When conventional loans are sold, the Bank retains the responsibility for servicing the loans, including collection and remitting mortgage loans payments, accounting for principal and interest and holding and disbursing escrow or impound funds for real estate taxes and insurance premiums. The Bank receives a servicing fee for performing these services for others. The Bank's servicing portfolio amounted to $116.0 million at December 31, 1997. The Bank is generally paid a fee equal to 0.25% of the outstanding principal balance for servicing sold loans. Loan servicing income totalled $387,000, $447,000 and $561,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Bank earns late charges collected from delinquent customers whose loans are serviced by the Bank. The Bank is allowed to invest escrow impounds (funds collected from mortgage customers for the payment of property taxes and insurance premiums on mortgaged real estate) until they are disbursed on behalf of mortgage customers, but is not required to pay interest on these funds. At December 31, 1997, borrowers' escrow funds amounted to $295,000.

     Historically, the Bank has not been an active purchaser of loans or participation interests in loans.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                              Year Ended December 31,
                                       -------------------------------------
                                       1997           1996              1995
                                       ----           ----              ----
                                                (In thousands)

Loans originated:
 Mortgage loans:
  One- to- four family............  $ 80,021        $ 73,075         $ 63,175
  Multi-family ...................        --              --               --
  Commercial......................     9,086           9,700            7,200
  Construction....................    74,122          78,901           66,798
  Land............................     3,091          10,341           10,114
 Consumer.........................    28,649          22,625           15,842
 Commercial business loans........    46,436          41,222           14,875
                                    --------        --------         --------
  Total loans originated..........   241,405         235,864          178,004

Loans purchased:
  One- to- four family............        --           3,947               --
                                    --------        --------         --------
    Total loans originated and
     purchased....................   241,405         239,811          178,004

Loans sold:
 Whole loans sold.................   (70,511)        (71,235)         (67,136)
                                    --------        --------         --------
 Total loans sold.................   (70,511)        (71,235)         (67,136)

Mortgage loan principal
 repayments.......................   (92,500)        (81,711)         (72,743)

Other loan principal repayments...   (70,388)        (50,101)         (38,363)

Increase (decrease) in other
 items, net.......................     3,975           5,457           (3,060)
                                    --------        --------         --------
Net increase (decrease) in
 loans receivable, net............  $ 11,981        $ 42,221         $ (3,298)
                                    ========        ========         ========

     Loan Commitments and Letters of Credit. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. At December 31, 1997, the Bank had loan commitments (excluding undisbursed portions of interim construction loans of $30.2 million) of $42.3 million and unused lines of credit of $25.3 million. See Note 15 of Notes to the Consolidated Financial Statements.

     As an accommodation to its commercial business borrowers, the Bank issues standby letters of credit or performance bonds in favor of entities, usually municipalities, for whom the Bank's borrowers are performing work or other services. At December 31, 1997, the Bank had an outstanding standby letter of credit of $7.3 million that was issued primarily to municipalities as performance bonds. See Note 15 of Notes to the Consolidated Financial Statements.

     Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modification, late payments and for miscellaneous service related to its loan. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized $1.1 million, $1.2 million and $918,000 of deferred loan fees during the years ended December 31, 1997, 1996 and 1995, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     The Bank also earns fee income on loans serviced for others. Loan servicing fees for the year ended December 31, 1997 and 1996 amounted to $387,000 and $447,000, respectively. At December 31, 1997, the Bank serviced loans for others totalling $116.0 million. See Note 5 of Notes to the Consolidated Financial Statements contained in Item 8 hereof.

     Nonperforming Assets and Delinquencies. When a borrowers fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. Contacts are generally made ten days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and the Bank will attempt to work out a payment schedule. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Loans are placed on nonaccrual status generally if, in the opinion of management, principal or interest payments are not likely in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date the loan is placed on nonaccrual status is reversed against income in the current period. Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining past due balances can be reasonably expected.

     The Bank's Board of Directors is informed monthly of the status of all loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property owned by the Bank.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                At December 31,
                                   -----------------------------------------
                                   1997     1996      1995     1994     1993
                                   ----     ----      ----     ----     ----
                                            (Dollars in thousands)

Loans accounted for on a
 nonaccrual basis:
  Mortgage loans:
    One- to- four family.......    $ 73     $  9      $ 37     $204     $657
    Construction...............      68       --        --       --       --
    Commercial.................      --       --        --       61        4
 Consumer loans (automobile)...       9       42        70      108      113
                                   ----     ----      ----     ----   ------
      Total....................     150       51       107      373      774

Accruing loans which are
 contractually
  past due 90 days or more.....      98       --        --       --       --

Total of nonaccrual and 90
 days past
  due loans....................     248       51       107      373      774
                                   ----     ----      ----     ----   ------

Real estate owned..............      --       --        --       95      711
                                   ----     ----      ----     ----   ------

     Total nonperforming
      assets...................    $248     $ 51      $107     $468   $1,485
                                   ====     ====      ====     ====   ======

Restructured loans.............    $ --     $ --      $ --     $ 95   $  711
                                   ====     ====      ====     ====   ======
Nonaccrual and 90 days or
 more past due loans as a
 percentage of loans
  receivable, net..............    0.11%    0.02%     0.07%    0.22%    0.49%

Nonaccrual and 90 days or
 more past due loans as a
 percentage of total assets....    0.09%    0.02%     0.05%    0.18%    0.38%

Nonperforming assets as a
 percentage of total assets....    0.09%    0.02%     0.05%    0.22%    0.72%

     Interest income that would have been recorded for the year ended December 31, 1997 had nonaccruing loans been current in accordance with their original terms would have amounted to $9,500. No interest was included in interest income on such loans for the year ended December 31, 1997.

     Real Estate Owned. See Note 1 of Notes to the Consolidated Financial Statements contained in Item 8 hereof for a discussion of the accounting treatment of real estate owned. At December 31, 1997, the Bank had not acquired any real estate in settlement of loans.

     Restructured Loans. Under GAAP, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank did not have any restructured loans at December 31, 1997.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Bank.

     The aggregate amounts of the Bank's classified and special mention assets, and of the Bank's general and specific loss allowances at the dates indicated, were as follows:

                                    At December 31,
                                   -----------------
                                   1997          1996
                                   ----          ----
                                     (In thousands)

Loss..........................   $    --      $    --
Doubtful......................       11            --
Substandard assets............    1,347           735
Special mention...............       --           245

General loss allowances.......    2,804         2,123
Specific loss allowances......       --            --

     At December 31, 1997, substandard assets consisted of nine one- to- four family mortgage loans totalling $568,000 and 36 consumer loans totalling $394,000, and one $385,000 commercial loan. Doubtful loans consisted of one consumer loan of $11,000.

     Allowance for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

     In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

     The general valuation allowance is maintained to cover losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectibility cannot be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income quarterly to maintain the allowances.

     At December 31, 1997, the Bank had an allowance for loan losses of $2.8 million. Management believes that the amount maintained in the allowances at December 31, 1997 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's gross allowance for possible loan losses for the periods indicated.

                                          Year Ended December 31,
                                   ----------------------------------------
                                   1997     1996     1995      1994    1993
                                   ----     ----     ----      ----    ----
                                        (Dollars in thousands)

Allowance at beginning of
 period........................   $2,123   $1,997   $1,776   $1,681   $1,520
Provision for loan losses......      700      120       80      113      690
Recoveries:
 Mortgage loans:
  One- to- four family.........       --       14        8        8        6
  Multi-family.................       --       --       68       26       --
  Commercial...................       --        1      101        7       --
  Construction.................       --       --        3       --       --
 Consumer loans:
  Automobiles..................       23       --       --       --       --
  Unsecured....................        5      191       --       --       --
  Other........................        1       12       12       17       12
 Commercial business loans.....        1       --       --        1       --
                                  ------   ------   ------   ------   ------
   Total recoveries............       30      218      192       59       18

Charge-offs:
 Mortgage loans:
  One- to- four family.........       --       10       --       54       --
  Construction.................       --       --        6       --       --
 Consumer loans:
  Home equity lines of
 credit........................       --       --       --       --       --
  Automobile...................       40       --        4       --       --
  Credit card..................        1       --       --       --       --
  Unsecured....................               196       --       --       --
  Other........................        5        6       34       23      547
 Commercial business loans.....        3       --        7       --       --
                                  ------   ------   ------   ------   ------
   Total charge-offs...........       49      212       51       77      547
                                  ------   ------   ------   ------   ------
   Net recoveries (charge-
    offs)......................      (19)       6      141      (18)    (529)

                                  ------   ------   ------   ------   ------
    Allowance at end of
     period....................   $2,804   $2,123   $1,997   $1,776   $1,681
                                  ======   ======   ======   ======   ======
               (table continued on following page)

                                          Year Ended December 31,
                               ----------------------------------------------
                               1997     1996        1995       1994      1993
                               ----     ----        ----       ----      ----
                                          (Dollars in thousands)

Allowance for loan losses
 as a percentage of total
 loans outstanding at the
 end of the period........     1.11%     0.87%        1.00%     0.93%   0.92%

Net (charge-offs) recoveries
 as a percentage of average
 loans outstanding during
   the period.............    (0.01)       --%        0.09%   (0.01)%  (0.31)%

Allowance for loan losses
 as a percentage of
 nonperforming loans at
 end of period............  1,130.65%  4,162.75%  1,866.36%  476.14%  217.18%


    The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  Management believes that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                   At December 31,
           ---------------------------------------------------------------------------------------------
                 1997                1996              1995                1994               1993
           ---------------     ---------------    ---------------     ---------------    ---------------
                   Percent             Percent            Percent             Percent            Percent
                   of Loans            of Loans           of Loans            of Loans           of Loans
                   in Cate-            in Cate-           in Cate-            in Cate-           in Cate-
                   gory                gory               gory                gory               gory
                   to Total            to Total           to Total            to Total           to Total
           Amount  Loans       Amount  Loans      Amount  Loans       Amount  Loans      Amount  Loans
           ------  -----       ------  -----      ------  -----       ------  -----      ------  -----
                                              (Dollars in thousands)
Mortgage
 loans:
 One- to-
 four
 family.. $  415     32.9%     $  122   33.1%     $  108    36.4%     $  124   43.5%     $  115    42.2%
 Multi-
 family..     20      6.5           4    1.2           3     0.9           3    1.2          13     4.7
 Commer-
  cial.      595     15.8         301   12.3         221    11.1         168    8.8         176     9.7
 Construc-
  tion...    367     21.7         245   24.9         148    23.9         190   21.1         153    19.8
 Land....    255      6.8         188    7.7         138     6.8         100    5.3          75     4.0

Consumer
 loans:
 Home equity
 lines of
 credit..    42      1.1          25    0.8           9     0.5           2    0.1          --      --
 Auto-
  mobile.    75      2.0          46    1.5          27     1.4          21    1.1          21     1.2
 Credit
  cards..     3      0.1          --      --         --      --          --     --          --      --
 Loans
  secured
  by
  deposit
  accounts.  --        --         --      --          1      --           1    0.2           6     0.3
 Unsecured.  22       0.6         22     0.7         20     1.0          20    1.1          21     1.1
 Other
  secured.  358       9.5        288     9.4        209    10.6         209   11.6         220    12.1
Commercial
 business
 loans....  338       9.0        259     8.4        148     7.4         148    6.0          88     4.9
Unallo-
 cated...   314       N/A        623     N/A        965     N/A         790    N/A         793     N/A
           ----      ----       ----    ----       ----    ----        ----   ----        ----    ----
 Total
  allow-
  ance
  for
  loan
  losses $2,804     100.0%    $2,123   100.0%    $1,997   100.0%     $1,776  100.0%     $1,681   100.0%
         ======     =====     ======   =====     ======   =====      ======  =====      ======   =====



Investment Activities

     The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Cincinnati, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets. See "Regulation" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources," contained herein.

     The Bank purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Bank's investment securities purchases generally have been limited to U.S. Government and agency securities with contractual maturities of between one and five years.

     The Bank's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities. The Bank's investment policy does not permit hedging activities or the purchase of high risk mortgage derivative products or non-investment grade corporate bonds. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits
and anticipated loan amortization and repayments).   The effect that the
proposed investment would have on the Bank's credit and interest rate risk and risk-based capital is also considered.

     The following table sets forth the amortized cost and fair value of the Bank's debt and mortgage-based and related securities, by accounting classification and by type of security, at the dates indicated.

                                          At December 31,
                         ---------------------------------------------------
                               1997             1996              1995
                         ----------------  ----------------  ----------------
                         Amor-    Percent  Amor-    Percent  Amor-    Percent
                         tized    of       tized    of       tized    of
                         Cost(1)  Total    Cost(1)  Total    Cost(1)  Total
                         ------   -------  -------  -------  -------  -------
                                           (In thousands)

Held to Maturity:

Debt Securities:
 U.S. Treasury
  obligations.........   $ 1,000    6.8%   $ 7,005   65.82%   $12,062  31.33%
 U.S. Government
  agency obligations..       700    4.76       700    6.58     23,488  60.99
Mortgage-backed
 securities...........     1,301    8.84     1,419   13.33      1,541   4.00
FHLB stock............     1,631   11.09     1,519   14.27      1,418   3.68
                         -------  ------   -------  ------    ------- ------
Total held to
 maturity securities..     4,632   31.49    10,643  100.00     38,509 100.00
                         -------  ------   -------  ------    ------- ------

Available for Sale:

Debt Securities:
 U.S. Treasury
  obligations.........     3,039   20.66        --      --         --     --
 U.S. Government
  agency obligations..     7,038   47.85        --      --         --     --
                         -------  ------   -------  ------    ------- ------
  Total available
   for sale
   securities.........    10,077   68.51        --      --         --     --
                         -------  ------   -------  ------    ------- ------

Total portfolio.......   $14,709  100.00%  $10,643  100.00%   $38,509 100.00%
                         =======  ======   =======  ======    ======= ======

                  (footnotes on following page)

-----------------
(1) The market value of the investment portfolio amounted to $14.7 Million, $10.6 million and $38.6 million at December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the market value of the principal components of the Bank's investment securities portfolio was as follows: U.S. Government securities, $11.8 million; mortgage-backed securities, $1.3 million; and FHLB, $1.6 million.

      The following table sets forth the maturities and weighted average yields of the debt and mortgage-backed securities in the Bank's investment securities portfolio at December 31, 1997.

                Less Than        One to        Over Five to      Over Ten
                One Year       Five Years        Ten years         Years
              -------------  --------------   --------------   -------------
              Amount  Yield  Amount   Yield   Amount   Yield   Amount  Yield
              ------  -----  ------   -----   ------   -----   ------  -----
                                 (Dollars in thousands)


Held to Maturity:

Debt Securities:
 U.S.
 Government
 agency
 obli-
 gations..   $ 1,000   5.95% $  700   5.53%    $ --     --%   $     --     --%
 Mortgage-
 backed
 securi-
 ties.....       --      --      --     --       --     --       1,301   6.57
 FHLB stock.. 1,631    7.25      --     --       --     --          --     --
             -------   ----  ------   ----    ------    --      ------   ----
 Total
  held to
   maturity
   securi-
   ties.....  2,631    6.76     700   5.53       --     --       1,301   6.57
             -------   ----  ------   ----    ------    --      ------   ----

Available for Sale:

Debt Securities:
 U.S.
  Government
  agency
  obliga-
  tions ....   8,057   5.54   2,020   5.78        --    --          --     --
             -------   ----  ------   ----    ------    --      ------   ----
 Total
  available-
  for-sale
  securities.  8,057   5.54   2,020   5.78        --    --          --     --
             -------   ----  ------   ----    ------    --      ------   ----
Total
 portfolio...$10,688   5.84% $2,720   5.72%   $   --    --%     $1,301   6.57%
             =======   ====  =====    ====    ======    ==      ======   ====

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB-Cincinnati may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 1997, the Bank had no other borrowing arrangements.

     Deposit Accounts. Most of the Bank's depositors reside in Tennessee. The Bank's deposit products include a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market accounts, regular passbook savings, statement savings accounts and term certificate accounts. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

     The Bank believes it is competitive in the type of accounts and interest rates it offers on its deposit products. The Bank does not seek to pay the highest deposit rates but a competitive rate. The Bank determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various FHLB-Cincinnati lending programs, and the deposit growth rate the Bank is seeking to achieve.

     The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at December 31, 1997.

Weighted                                                            Percen-
Average                                                             tage
Interest                                          Minimum           of Total
 Rate      Term        Category                   Amount   Balance  Deposits
 ----      ----        --------                   ------   -------  --------
                                                        (In thousands)

1.67%      --          NOW Accounts                $1,000  $31,553    14.19%
1.99       --          Savings Accounts               100   15,239     6.85
4.19       --          Money Market Accounts        5,000   42,743    19.22

                       Certificates of Deposit
                       -----------------------
3.05  32 to 89 Days    Fixed-term, Fixed Rate       1,000       38     0.02
4.75  90 to 181 Days   Fixed-term, Fixed Rate       1,000    1,426     0.64
5.20  182 to 364 Days  Fixed-term, Fixed Rate       1,000   26,362     1.85
6.00  12 Months        Fixed-term, Fixed Rate       1,000       40     0.02
6.00  12 Months        Fixed-term, Adjustable Rate  1,000    2,045     0.92
8.00  15 Months        Fixed-term, Fixed Rate       1,000       13     0.01
4.95  18 Months        Floating Rate IRA              250      550     0.25
5.48  12 to 18 Months  Fixed-term, Fixed Rate       1,000   33,147    14.90
5.30  18 to 23 Months  Fixed-term, Fixed Rate       1,000      685     0.31
 --   18 to 59 Months  Fixed-term, Fixed Rate       1,000       --       --
5.10  18 Months        Fixed Rate IRA                 250    8,199     3.69
7.75  21 Months        Fixed-term, Fixed Rate       1,000        4       --
5.64  24 Months        Fixed-term, Fixed Rate       1,000    3,146     1.41
7.75  4 Years          Fixed-term, Fixed Rate       1,000       10       --
5.64  24 to 35 Months  Fixed-term, Fixed Rate       1,000   13,039     5.86
5.55  36 to 47 Months  Fixed-term, Fixed Rate       1,000    1,858     0.84
5.66  48 to 59 Months  Fixed-term, Fixed Rate       1,000      154     0.07
5.87  60+ Months       Fixed-term, Fixed Rate       1,000   13,216     5.94
5.50  2 Years          Fixed-term, Adjustable Rate  1,000       10       --
5.80% 3 to 60 Months   Fixed-term, Fixed Rate     100,000   28,939     13.01

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 1997. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity Period             Amount
---------------            --------
                        (In thousands)

Three months or less...    $ 7,504
Over three through six
 months................     10,319
Over six through twelve
 months................      7,731
Over twelve months.....      3,385
                           -------
    Total..............    $28,939
                           =======

Deposit Flow

    The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.


                                                 At December 31,
                  ------------------------------------------------------------------------------
                             1997                      1996                       1995
                  -----------------------     ------------------------   -----------------------
                           Per-     In-                Per-    In-                Per-     In-
                           cent    crease               cent   crease             cent    crease
                            of     (de-                of      (de-               of      (de-
                  Amount   Total   crease)    Amount   Total   crease)   Amount   Total   crease)
                  ------   -----   -------    ------   -----   -------   ------   -----   -------
                                               (Dollars in thousands)
Non-interest-
 bearing.........$ 25,851  10.41% $ 6,007   $ 19,844   9.25%   $  (31)  $ 19,875  10.10%  $ 5,141
NOW checking.....  31,553  12.71    3,817     27,736  12.93     3,410     24,326  12.36     1,838
Passbook savings
 accounts........  15,239   6.14     (567)    15,806   7.37    (1,422)    17,228   8.76    (2,552)
Money market
 deposit.........  42,743  17.22   14,244     28,499  13.28     8,054     20,445  10.39     6,553
Fixed-rate
 certificates
 which mature
 in the year
 ending:
 Within 1 year... 109,481  44.10   17,377     92,104  42.93     4,453     87,651  44.55    11,434
 After 1 year,
 but within 2
 years ..........  16,538   6.66   (5,948)    22,486  10.48     8,654     13,832   7.03    (3,365)
 After 2 years,
 but with in 5
 years...........   6,862   2.76  ( 1,192)     8,054   3.75    (5,290)    13,344   6.78    (2,540)
 Thereafter .....      --     --       (4)         4   0.01       (29)        33   0.03       (58)
                 -------- ------  -------   -------- ------   -------   -------- ------   -------
Total............$248,267 100.00% $33,734   $214,533 100.00%  $17,799   $196,734 100.00%  $16,451
                 ======== ======  =======   ======== ======   =======   ======== ======   =======


     Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.


                                          At December 31,
                                 ---------------------------------
                                 1997          1996           1995
                                 ----          ----           ----
                                      (Dollars in thousands)

0.00 - 1.99% . . . . . .      $      --      $     673     $     377
2.00 - 3.99% . . . . . .             65             93           277
4.00 - 4.99% . . . . . .          3,097         28,995        10,925
5.00 - 5.99% . . . . . .         86,058         59,373        74,193
6.00 - 6.99% . . . . . .         43,305         32,937        26,738
7.00% and over . . . . . . .        356            578         2,349
                               --------       --------      --------
Total. . . . . . . . . .       $132,881       $122,649      $114,859
                               ========       ========      ========

     Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by maturities at December 31, 1997.

                                          Amount Due
                      -----------------------------------------------------
                                          After   After
                                  One to  Two to  Three
                      Less Than    Two    Three   to Four    After
                      One Year    Years   Years    Years    4 Years   Total
                      ---------   -----   -----   -------   -------   -----
                               (Dollars in thousands)

0.00 - 1.99%........ $      --  $     -- $    --   $   --   $     -- $     --
2.00 - 3.99%........        65        --      --       --         --       65
4.00 - 4.99%........     2,844       253      --       --         --    3,097
5.00 - 5.99%........    71,781    11,756     714      640      1,167   86,058
6.00 - 6.99%........    34,773     4,330   1,802      176      2,224   43,305
7.00% and over......        20       199     137       --         --      356
                      --------   -------  ------     ----     ------ --------
Total...............  $109,483   $16,538  $2,653     $816     $3,391 $132,881
                      ========   =======  ======     ====     ====== ========

    Deposit Activity. The following table set forth the savings activity of the Bank for the periods indicated.

                                       Year Ended December 31,
                              ------------------------------------------
                              1997               1996               1995
                              ----               ----               ----
                                            (In thousands)

Beginning balance..........  $214,533          $196,734           $180,283
Net deposits (withdrawals)
  before interest credited.    30,832            15,025             14,018
Interest credited..........     2,902             2,774              2,433
Net increase (decrease)
 in deposits...............    33,734            17,799             16,451
                             --------          --------           --------
Ending balance.............  $248,267          $214,533           $196,734
                             ========          ========           ========

     Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the FHLB-Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Cincinnati functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Cincinnati, the Bank is required to own capital stock in the FHLB-Cincinnati and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 1997, the Bank did not have any advances outstanding from the FHLB-Cincinnati.

     The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

                                                At or For the
                                           Year Ended December 31,
                                      ----------------------------------
                                      1997            1996          1995
                                      ----            ----          ----
                                           (Dollars in thousands)

Maximum amount of FHLB advance
  outstanding at any month end.....  $  --           $5,000       $5,000

Approximate average FHLB advance
  outstanding......................     --            5,000        5,000

Approximate weighted average
 rate paid on FHLB advances........     --%            5.67%        5.55%

Trust Department

     The OTS granted trust powers to the Bank on December 13, 1991. The Bank is one of the few banks in the Bank's primary market area providing a broad range of trust services. These services include acting as trustee under a living trust, a Standby Trust or Testamentary Trust; acting as personal representative; agency services, including custody accounts, agent for the trustee, and agent for the personal representative; and trustee and agent services for accounts subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In addition to providing fiduciary and investment advisory services, the Bank provides employee benefit
services, such as Self-Directed Individual Retirement Accounts ("IRAs").   At
December 31, 1997, trust assets under management totalled approximately $182.8 million.

                            REGULATION

General

     The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS and the SEC.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Bank, as a member of the FHLB-Cincinnati, is required to acquire and hold shares of capital stock in the FHLB-Cincinnati in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Cincinnati. The Bank is in compliance with this requirement with an investment in FHLB-Cincinnati stock of $1.6 million at December 31, 1997. Among other benefits, the FHLB-Cincinnati provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Cincinnati.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The Bank's assessments expensed for the year ended December 31, 1997 equaled $112,000.

     Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources --Liquidity and Capital Resources" contained herein.

     Prompt Corrective Action. Under the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At December 31, 1997, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1997, the qualified thrift investments of the Bank were approximately 70.1% of its portfolio assets.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. An institution that fails to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     The following table presents the Bank's regulatory capital compliance as of December 31, 1997.

                                                        Percent of
                                                      Adjusted Total
                                          Amount          Assets(1)
                                          ------          ---------
                                            (Dollars in thousands)

Tangible capital.....................    $30,452          10.88%
Minimum required
 tangible capital....................      4,200           1.50
                                         -------          -----
Excess...............................    $26,252           9.38%
                                         =======          =====

Core capital.........................    $30,452          10.88%
Minimum required core
 capital(2)..........................      8,400           3.00
                                         -------          -----
Excess...............................    $22,052           7.88%
                                         =======          =====

Risk-based capital(3)................    $33,256          13.55%
Minimum risk-based
 capital requirement.................     19,639           8.00
                                         -------          -----
Excess...............................    $13,617           5.55%
                                         =======          =====

--------------
(1) Based on adjusted total assets of $280.0 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $245.5 million for purposes of the risk-based capital requirement.
(2) The current OTS core capital requirement for savings associations is 3% of total adjusted assets. The OTS has proposed core capital requirements that would require a core capital ratio of 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness and a core capital ratio of 4% to 5% for all other thrifts.
(3) Percentage represents total core and supplementary capital divided by total risk-weighted assets.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

     The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1997, the Bank's limit on loans to one borrower was $10.0 million. At December 31, 1997, the Bank's largest aggregate amount of loans to one borrower was $6.5 million, all of which were performing according to their terms.

     Activities of Associations and their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same
extent as if the savings association were a Federal Reserve member bank.   A
savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Bank has not been significantly affected by the rules regarding transactions with affiliates.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations generally require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Generally, Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Under the federal CRA, all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Bank received a "satisfactory" rating as a result of its latest evaluation.

     Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or $1.1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Savings and Loan Holding Company Regulations

     Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                             TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

     Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense.
For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. The Bank's federal income tax returns have not been audited within the past five years.

State Taxation

     Tennessee imposes franchise and excise taxes. The franchise tax ($0.25 per $100) is applied either to the Bank's apportioned net worth or the value of property owned and used in Tennessee, whichever is greater, as of the close of the Bank's fiscal year. The excise tax (6%) is applied to net earnings derived from business done in Tennessee. Under Tennessee regulations, bad debt deductions are deductible from the excise tax. There have not been any audits of the Bank's state tax returns during the past five years.

     Any cash dividends, in excess of a certain exempt amount, that are paid with respect to the Common Stock to a shareholder (including a partnership and certain other entities) who is a resident of the State of Tennessee will be subject to the Tennessee income tax which is levied at a rate of six percent. Any distribution by a corporation from earnings according to percentage ownership is considered a dividend, and the definition of a dividend for Tennessee income tax purposes may not be the same as the definition of a dividend for federal income tax purposes.

A corporate distribution may be treated as a dividend for Tennessee tax purposes if it is made from funds that exceed the corporation's earned surplus and profits under certain circumstances.

Competition

     The Bank faces intense competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area, and other financial institutions such as brokerage firms and insurance companies. As of December 31, 1997, there were 12 commercial banks and no other thrifts operating in Rutherford and Bedford Counties, Tennessee. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Subsidiary Activities

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.

     The Bank had three service corporation subsidiaries that were dissolved as of December 31, 1997. The subsidiaries were either inactive or engaged in an insignificant level of activities that the Bank is legally permitted to engage in directly.

Personnel

     As of December 31, 1997, the Bank had 136 full-time employees and 33 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Item 2.  Properties

     The following table sets forth certain information regarding the Bank's offices at December 31, 1997, all of which are owned except as noted.

                                               Approximate
Location                      Year Opened     Square Footage    Deposits
--------                      -----------     --------------    --------
                                                              (In thousands)

Main Office:

114 W. College Street             1974            32,385        $171,907
Murfreesboro, Tennessee 37130

Branch Offices:

804 S. Tennessee Boulevard (1)    1983               578              --
Murfreesboro, Tennessee 37130

               (table continued on following page)

                                               Approximate
Location                      Year Opened     Square Footage    Deposits
--------                      -----------     --------------    --------
                                                              (In thousands)

1745 Memorial Boulevard          1984              1,500          17,627
Murfreesboro, Tennessee 37129

1645 N.W. Broad Street           1995              1,500           3,381
Murfreesboro, Tennessee 37130

123 Cason Lane (2)               1997              1,967          11,501
Murfreesboro, Tennessee 37130

604 N. Main Street               1958              1,500          17,627
Shelbyville, Tennessee 37160

269 S. Lowry Street              1972              3,898          22,392
Smyrna, Tennessee 37167

Hazelwood Drive and Nashville    1997              1,100             283
 Highway
Smyrna, Tennessee 37167

Almaville Road and Interstate    1997                935             168
 24 East (3)
Smyrna, Tennessee 37167

South East Broad                 1997              2,038           3,381
2035 SE Broad Street
Murfreesboro, TN 37130

Loan Production Office:

236 Public Square (4)
Franklin, Tennessee 37604        1985              1,200            N/A

------------
(1)  This office was relocated December 8, 1997 to South East Broad Street.
(2) The Bank relocated this office from 110 John R. Rice Boulevard, Murfreesboro, Tennessee, effective June 16, 1997.
(3)  Lease expires in April 2001 with a 5-year option to renew.
(4)  Leased month-to-month.

     The Bank owns two commercial building lots for future branch office development. The lots are located on U.S. Highway 231 South, Murfreesboro, Tennessee, and State Highway 96 N.E., Murfreesboro, Tennessee. To date, the Bank has not contracted with an architect or builder and has not filed the required regulatory notices to establish branch offices at either of these locations.

     The Bank uses the services of an outside service bureau for its significant data processing applications. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Year 2000 Considerations" contained herein. At December 31, 1997, the Bank had 15 proprietary automated teller machines. At December 31, 1997, the net book value of the Bank's office properties and the Bank's fixtures, furniture and equipment was $8.1 million.

Item 3.  Legal Proceedings
--------------------------

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                             PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters
--------------------------------------------------------------------------

     The Company had no shares of Common Stock issued and outstanding at December 31, 1997.

     The Board of Directors anticipates paying quarterly cash dividends on the Common Stock at an annual rate of $0.20 per share, beginning in the first full quarter following the consummation of the Conversion. Declarations or payments of dividends will be subject to determination by the Board of Directors, which will take into account the amount of the net proceeds retained by the Company, the Company's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions that affect the payment of dividends by the Bank to the Company discussed below. In addition, from time to time in an effort to manage capital to a reasonable level, the Board of Directors may determine to pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. No assurances can be given that any dividends, either regular or special, will be declared or, if declared, what the amount of dividends will be or whether such dividends, once declared, will continue. In order to pay any cash dividends (regular and special), however, the Company must have available cash, dividends received from the Bank or earnings on Company assets.

Item 6.  Selected Financial Data
--------------------------------

     The following tables set forth certain information concerning the combined financial position and results of operations of the Company at the dates and for the periods indicated.

                                              At December 31,
                               --------------------------------------------
                               1997       1996      1995     1994      1993
                               ----       ----      ----     ----      ----
                                         (Dollars in thousands)
FINANCIAL CONDITION DATA:

Total assets...............  $282,129  $244,964  $223,882  $208,844  $206,078
Loans receivable, net......   212,979   200,600   159,943   165,481   154,139
Loans held-for-sale........     4,855     5,253     3,689     1,452     4,804
Investment securities
 held-to-maturity..........     1,700     7,705    35,550    19,898    13,535
Investment securities
 available-for sale........    10,077        --        --        --        --
Mortgage-backed
 securities held- to-
 maturity..................     1,301     1,419     1,541     1,665     2,108
Cash, federal funds sold
 and overnight interest-
 bearing deposits..........    37,658    19,519    13,935    11,978    22,660
Deposit accounts...........   248,267   214,533   196,734   180,283   185,174
Borrowings.................        --        --        --     5,000        --
Total equity,
 substantially restricted..    30,447    27,250    24,436    21,236    18,778

                                              At December 31,
                               --------------------------------------------
                               1997       1996      1995     1994      1993
                               ----       ----      ----     ----      ----
                                         (Dollars in thousands)

OPERATING DATA:

Interest income.............  $21,939   $19,584   $17,222   $15,394   $14,963
Interest expense............    9,289     8,268     7,696     6,299     6,317
                              -------    ------    ------    ------    ------

Net interest income.........   12,650    11,316     9,526     9,095     8,646
Provision for loan losses...      700       120        80       113       690
                              -------    ------    ------    ------    ------

Net interest income
 after provision for loan
 losses.....................   11,950    11,196     9,446     8,982     7,956
                              -------    ------    ------    ------    ------

Gains from sale of loans....    1,126       890       882       530     1,552
Gains from sale of
 securities.................       --        --        --        --        --
Other income................    2,535     2,268     2,082     1,485     1,618
Other expenses..............   10,498     9,786     7,498     7,001     7,000
                              -------    ------    ------    ------    ------

Earnings before income taxes
  and extraordinary item....    5,113     4,568     4,912     3,996     4,126
Provision for income taxes..    1,911     1,754     1,711     1,538     1,913
                              -------    ------    ------    ------    ------

Earnings before
 extraordinary item.........    3,202     2,814     3,201     2,458     2,213
Cumulative effect of change
 in accounting principle....       --        --        --        --       409
                              -------    ------    ------    ------    ------
Net earnings................  $ 3,202    $2,814    $3,201    $2,458    $2,622
                              =======    ======    ======    ======    ======

                                              At December 31,
                               --------------------------------------------
                               1997       1996      1995     1994      1993
                               ----       ----      ----     ----      ----

OTHER DATA:

Number of:
 Real estate loans
 outstanding................   4,833      4,693     4,559    4,690     5,912
 Deposit accounts...........  23,054     20,687    18,891   17,812    17,610
 Full-service offices.......       9          7         7        6         6

                                              At or For the
                                          Year Ended December 31,
                               --------------------------------------------
                               1997       1996      1995     1994      1993
                               ----       ----      ----     ----      ----

KEY FINANCIAL RATIOS:

Performance Ratios:

 Return on average
  assets(1).................    1.22%     1.20%      1.50%    1.17%    1.30%
 Return on average
  equity(2).................   11.09     10.94      14.21    11.53    15.01
 Interest rate spread(3)....    4.55      4.48       4.14     4.11     4.17
 Net interest margin(4).....    5.21      5.15       4.78     4.59     4.38
 Average interest-earning
  assets as a percentage
  of average interest-
  bearing liabilities.......  117.16    117.96     116.64   115.31   106.52
 Noninterest expense as a
  percent of average total
  assets....................    4.01      4.17       3.52     3.34     3.46
 Efficiency ratio(5)........   64.36     67.61      60.03    63.02    59.24

Asset Quality Ratios:

 Nonaccrual and 90 days or
  more past due loans as a
  percent of total loans,
  net.......................    0.11      0.02       0.07     0.22     0.49
 Nonperforming assets as a
  percent of total assets...    0.09      0.02       0.05     0.22     0.72
 Allowance for losses as
  a percent of total loans
  receivable................    1.11      0.87       1.00     0.93     0.92
 Allowance for losses as
  a percent of
  nonperforming loans.......1,130.65  4,162.75   1,866.36   476.14   217.18
 Net (charge-offs)
  recoveries to average
  outstanding loans.........   (0.01)       --       0.09    (0.01)   (0.31)

Capital Ratios:

 Total equity-to-assets
  ratio.....................   10.79     11.12      10.91    10.17     9.11
 Average equity to
  average assets(6).........   11.04     10.97      10.58    10.17     8.63

---------------
(1)      Net earnings divided by average total assets.
(2)      Net earnings divided by average equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(4) Net interest income as a percentage of average interest-earning assets.
(5) Other expenses divided by the sum of net interest income and other income.
(6)      Average total equity divided by average total assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

General

      Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto and the other sections contained in this Form 10-K.

Operating Strategy

      The Bank is a community-oriented financial institution whose primary business is attracting deposits from the general public and using those funds to originate a variety of loans to individuals residing within its primary market area, and to businesses owned and operated by such individuals. The Bank believes that its operations more closely resemble those of a traditional commercial bank than a traditional thrift institution. The Bank originates, in order of magnitude, one- to- four family mortgage loans, construction loans, commercial real estate loans, consumer loans, commercial business loans, and land A&D loans. In addition, the Bank invests in U.S. Government and federal agency obligations. The Bank intends to continue to fund its assets primarily with retail deposits, although FHLB-Cincinnati advances may be used as a supplemental source of funds. The Bank also offers trust services. See Item 1. "Business" herein.

      The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank profitability is also affected by the level of other income and expenses. Other income, net, includes income associated with the origination and sale of mortgage loans, loan servicing fees, other deposit related fees and trust fees. Other expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

Comparison of Financial Condition at December 31, 1997 and December 31, 1996

      Total assets of the Bank were $282.1 million at December 31, 1997 and $245.0 million at December 31, 1996. This growth resulted from an increase in the loan and investment portfolio funded by increases in deposits and equity of the Bank with a slight decrease in loans available-for-sale.

      Loans receivable net, were $213.0 million at December 31, 1997 compared to $200.6 million at December 31, 1996, a 6.2% increase. A substantial portion of the Savings Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market areas. In addition, the period between December 31, 1996 and December 31, 1997 saw a continuing trend in the growth of consumer, commercial and construction loans as the Bank emphasized the origination of loans with shorter maturities for asset and liability management purposes.

      Loans held-for-sale were $4.9 million at December 31, 1997 compared with $5.3 million at December 31, 1996. The variances resulted primarily from timing differences in the funding of loans.

      Cash and cash equivalents were $37.7 million at December 31, 1997 compared to $19.5 million at December 31, 1996. The increase between December 31, 1996 an d December 31, 1997 primarily reflects the maturing of investments, a decrease in loans available-for-sale and deposit growth.

      Held to maturity securities declined to $1.7 million at December 31, 1997 compared to $7.7 million at December 31, 1996. This decline was a result of investment maturities, with the proceeds used to fund loan growth.

      Available-for-sale securities were $10.1 million at December 31, 1997. There were no available-for-sale securities at December 31, 1996. This increase between December 31, 1996 and December 31, 1997 reflected the investment of excess liquidity. Such securities may be sold for lending or other operating purposes.

      Office properties and equipment, net, were $8.1 million at December 31, 1997 compared to $6.2 million at December 31, 1996. The increase resulted primarily from the acquisition of land and construction of new branch offices at Cason Lane and Southeast Broad Street and the expansion of the Memorial Boulevard office. The Bank also purchased two parcels of land for possible branch locations, and the building and property for the Hazelwood branch.

      Deposit accounts totaled $248.3 million and $214.5 million at December 31, 1997 and December 31, 1996, respectively. The increase was the result of aggressive marketing and promotion of transaction accounts.

      Total equity was $30.4 million and $27.3 million at December 31, 1997 and December 31, 1996, respectively. The increase was primarily the result of retained earnings.

Comparison of Operating Results for the Years Ended December 31, 1997 and 1996

      Net Earnings. Net earnings were $3.2 million for the year ended December 31, 1997 compared to $2.8 million for the year ended December 31, 1996, a 14.3% increase. This increase was a result of increases in net interest income, net gain on sale of loans available for sale, and other income. These positive increases were offset by increases in the provision for loan losses, increased operating expenses and increased provisions for income taxes.

      Net Interest Income. Net interest income increased 12.4% from $11.3 million for the year ended December 31, 1996 to $12.7 million for the same period in 1997. Total interest income increased 11.7% from $19.6 million for the year ended December 31, 1996 to $21.9 million for the year ended December 31, 1997. This increase was a result of an increase in average earning assets from $220.0 million for the year ended December 31, 1996 to $243.0 million for the same period in 1997 a 10.5% increase. This increase in volume was accompanied by a slight increase in average yield from 8.92% for the year ended December 31, 1996 to 9.03% for the same period 1997. Average loans receivable increased from $186.4 million for the year ended December 31, 1996 to $214.0 million for the same period in 1997 representing a 14.8% increase in volume. This increase was offset slightly by a decline in average yield from 9.49% for the year ending December 31, 1996 to 9.48% for the year ending December 31, 1997. Average mortgage-backed securities decline from $1.5 million in fiscal 1996 to $1.4 million for fiscal 1997 offset by a slight increase in average yields from 6.75% for fiscal 1996 to 6.78% for fiscal 1997. Average investment securities declined from $22.0 million for fiscal 1996 to $8.4 million for fiscal 1997. This decline in volumes was attributed to investment securities maturing and the proceeds being used for lending, operations, and other interest-bearing deposits. This decline was partially offset by an increase in average yield from 5.64% for fiscal 1996 to 5.89% for fiscal 1997. Investment in FHLB stock increased from $1.5 million for the year ended December 31, 1996 to $1.6 million for the year ended December 31, 1997 accompanied by an increase in average yield from 7.02% in fiscal 1996 to 7.18% for fiscal 1997. Average investments in federal funds sold and other deposits increased from $8.3 million for the year ending December 31, 1996 to $17.7 million for the same period in 1997. This increase in volume was partially offset by a decline in average yield from 5.60% for 1996 to 5.38% for 1997. Interest expense increased 12.05% from $8.3 million for the year ended December 31, 1996 to $9.3 million for the period ended December 31, 1997. This increase was a result of increases in average deposits from $185.5 million for the year ending December 31, 1996 to $207.4 million for the same period in 1997. The average cost of funds increased from 4.44% for the year ending December 31, 1996 to 4.48% for the same period in 1997 as a result of higher certificate of deposit costs. Interest rate spread increased from 4.48% for the year ending December 31, 1996 to 4.55% for the year ending December 31, 1997 as results of the increase in yield on interest-earning assets between December 31,

1996 and December 31, 1997 resulting primarily from increases in loans outstanding and decreases in investments outstanding.

      Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. In determining the adequacy of the allowance for loan losses, management periodically reviews the loan portfolio and considers such factors as delinquency status, past performance problems, historical loss experience, adverse situations that may affect the ability of the borrowers to repay, known and inherent risks in the portfolio, assessments of economic conditions, regulatory policies, and the estimated value of the underlying collateral. Although the Bank's credit management systems have resulted in low loss experience, there can be no assurances that such experience will continue. The allowance for loan losses is based principally on delinquency status and historical experience. The Bank gives greater weight to the level of internally identified problem assets than to the level of nonperforming assets that otherwise exhibit, in management's judgment, potential credit weaknesses. The required level of the allowance for loan losses is then calculated based upon the outstanding balances in each loan category and the risk weight assigned to each category.

      The provision for loan losses was $700,000 for the year ended December 31, 1997 compared to $120,000 for the same period in 1996. The Bank believes that its operations now more closely resemble those of a traditional commercial bank than a traditional thrift institution. The Bank's one- to-four family mortgage loan portfolio as a percent of the total loan portfolio, has decreased from 42.2% at December 31, 1993 to 32.9% at December 31, 1997. Commercial mortgage loans have increased from 9.7% at December 31, 1993 to 15.8% at December 31, 1997. Construction loans as a percentage of the total loan portfolio increased from 19.8% to 21.7% from December 31, 1993 to December 31, 1997. Commercial business loans also have increased from 4.9% at December 31, 1993 to 9.0% at December 31, 1997. Management deemed the increase in the provision for loan losses necessary in light of the relative level of estimated losses inherent in the increased levels of higher risk loans (construction, commercial real estate, land, commercial business and consumer loans).

      Noninterest Income. Noninterest income increased from $3.2 million for the year ended December 31, 1996 to $3.7 million for the year ended December 31, 1997, primarily as a result of the increase in service charges, trust fees, and net gains on sales of loans available for sale offset by declines in servicing fees and other income. Service charges and fees increased from $973,000 for the year ended December 31, 1996 to $1.2 million for the year ended December 31, 1997 as a result of increased income deposit account fees, particularly on the increased number of transaction accounts. Trust fees increased from $483,000 for fiscal 1996 to $649,000 in fiscal 1997 as a result of increases in trust assets under management. Net gain on sale of loans available increased from $890,000 in fiscal 1996 to $1.1 million in fiscal 1997 as a result of more favorable market conditions especially in the fourth quarter of fiscal 1997 and increased originated servicing asset. These increases were partially offset by a decline in servicing income from $548,000 in fiscal 1996 to $506,000 in fiscal 1997 as a result of increased amortization of the originated servicing asset.

      Noninterest Expenses. Noninterest expenses were $10.5 million for the year ended December 31, 1997 compared to $9.8 million for the same period in fiscal 1996. Personnel expenses increased from $4.7 million for the year ended December 31, 1996 to $5.8 million for the year ended December 31, 1997 as a result of additional expenses associated with the termination of the defined benefit plan (effective December 31, 1997), opening new branch offices and increased loan and deposit activity. The branch openings and increased activity resulted in increased staffing, higher commission and incentive expenses, increased compensation, overtime and benefits. Occupancy expense increased from $493,000 for the year ended December 1996 to $550,000 for the same period in 1997 primarily as a result of branch openings. This increased activity also contributed to general increases in most other noninterest expense categories in fiscal 1997 compared to fiscal 1996. These increases were offset by a decline in federal deposit insurance premiums from $1.7 million for the year ending December 31, 1996 to $112,000 for the year ending December 31, 1997. This decrease resulted primarily from the FDIC special assessment on all SAIF-insured institutions to recapitalize the SAIF. The Bank's assessment amounted to $1.2 million. Prior to the SAIF recapitalization, the Bank's total annual deposit insurance premiums amounted to 0.23% of assessable deposits.
Effective January 1, 1997 the rate decreased to 0.065% of assessable deposits.

      Income Tax Expense. Income tax expense was $1.9 million for the year ended December 31, 1997 compared to $1.8 million for the year ended December 31, 1996 as a result of higher income before taxes. The effective tax rate for the year ended December 31, 1997 was 37.4% compared to 38.4% for the year ended December 31, 1996.

Comparison of Operating Results for the Years Ended December 31, 1996 and 1995

      Net Earnings. Net earnings were $2.8 million for the year ended December 31, 1996 compared to $3.2 million a year earlier, a 12.1% decline, primarily as a result of increases in noninterest expenses, primarily associated with the one-time FDIC special SAIF assessment, and an increase in the provision for loan losses.

      Net Interest Income. Net interest income was $11.3 million for the year ended December 31, 1996 compared to $9.5 million for the year ended December 31, 1995, a 18.8% increase. A 13.7% increase in total interest income, from $17.2 million in 1995 to $19.6 million in 1996, was offset by a 7.4% increase in interest expense, from $7.7 million in 1995 to $8.3 million in 1996. The increase in total interest income resulted primarily from an increase in the average balance of interest-earning assets from $199.3 million in 1995 to $220.0 million in 1996 and an increase in the average yield on interest-earning assets from 8.64% in 1995 to 8.92% in 1996 as a result of a combination of higher market interest rates and an increase in the average balance of higher yielding consumer and other loans. Interest income on other loans (consumer loans, commercial real estate loans and commercial business loans) increased from $4.9 million for the year ended December 31, 1995 to $6.2 million of the year ended December 31, 1996 as a result of the increased volume of such loans. Interest income from investment securities decreased from $1.6 million for the year ended December 31, 1995 to $1.3 million for the year ended December 31, 1996 as a result of a decrease in the average balance of investment securities from $29.1 million for the year ended December 31, 1995 to $21.9 million for the year ended December 31, 1996. The increase in interest expense was primarily the result of an increase in average deposits from $169.8 million at December 31, 1995 to $185.5 million at December 31, 1996 primarily as a result of marketing and promotions. The increase was offset by a decrease in the average cost of deposits from 4.50% for 1995 to 4.44% for 1996 as a result of declining market interest rates. Interest rate spread increased from 4.14% in 1995 to 4.48% in 1996.

      Provision for Loan Losses. The provision for loan losses was $120,000 for the year ended December 31, 1996 compared to $80,000 for the year ended December 31, 1995. Management deemed the increase in the provision for loan losses necessary in light of the increase in the relative level of estimated losses inherent in the higher levels of higher risk loans (construction, commercial real estate, land, commercial business and consumer loans). See
Item 1 "Business -- Lending Activities -- Construction Lending" and "Business -- Lending Activities -- Nonperforming Assets and Delinquencies" contained herein.

      Noninterest Income. Noninterest income was $3.2 million for the year ended December 31, 1996 compared to $3.0 million for the year ended December 31, 1995. Loan fees and servicing income declined from $658,000 in 1995 to $548,000 in 1996 as a result of a decrease in the servicing portfolio from $134.4 million at December 31, 1995 to $121.1 million at December 31, 1996. This decrease was offset by an increase in deposit fees from $796,000 in 1995 to $973,000 in 1996, which was a result of an increase in transaction accounts. Trust fees also increased from $375,000 in 1995 to $483,000 in 1996 as a result of increased assets under management.

      Noninterest Expenses. Noninterest expenses were $9.8 million for the year ended December 31, 1996 compared to $7.5 million for the year ended December 31, 1995, an increase of 30.5%, primarily as a result of the FDIC special assessment on all SAIF-insured institutions. This assessment amounted to $1.2 million in 1996. As the Bank continued to grow and expand during this period, compensation and related employee expenses increased from $3.9 million for the year ended December 31, 1995 to $4.7 million for the same period in 1996, which represents a 19.9% increase. Equipment and service bureau expenses increased from $1.2 million in 1995 to $1.5 million in 1996, an 18.1% increase, as a result of business expansion.

      Income Tax Expense. Income tax expense was $1.8 million for the year ended December 31, 1996 compared to $1.7 million for the year ended December 31, 1995. The effective income tax rate increased from 34.8% in 1995 to 38.4% in 1996 as a result of previously unrecognized federal income tax benefits.

Average Balances, Interest and Average Yields/Cost

      The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances for the years ended December 31, 1997, 1996 and 1995.


                                                     Year Ended December 31,
                    -------------------------------------------------------------------------------------
                               1997                        1996                          1995
                    ---------------------------  ---------------------------  ---------------------------
                             Interest                     Interest                      Interest
                    Average  and        Yield/   Average  and        Yield/    Average  and        Yield/
                    Balance  Dividends  Cost(3)  Balance  Dividends  Cost(3)   Balance  Dividends  Cost
                    -------  ---------  -------  -------  ---------  -------   -------  ---------  ------
                                                    (Dollars in thousands)
Interest-earning
 assets:
 Loans receivable,
  net (1).......... $214,020  $20,290     9.48%  $186,393  $17,681    9.49%    $158,043  $14,900    9.43%
 Mortgage-backed
  securities.......    1,371       93     6.78      1,497      101    6.75        1,626      109    6.70
 Investment
  securities.......    8,354      492     5.89     21,933    1,236    5.64       29,090    1,550    5.33
 FHLB stock........    1,559      112     7.18      1,454      102    7.02        1,357       93    6.85
 Federal funds sold
  and overnight
  interest-bearing
  deposits.........   17,704      952     5.38      8,293      464    5.60        9,160      570    6.22
                    --------   ------   ------   --------  -------  ------     --------  -------  ------
   Total interest-
    earning assets.  243,008   21,939     9.03    219,570   19,584    8.92      199,276   17,222    8.64

Non-interest-
 earning assets....   18,518                       15,028                        13,648
                    --------                     --------                      --------
   Total assets.... $261,528                     $234,598                      $212,924
                    ========                     ========                      ========

Interest-bearing
 liabilities:
 Deposits:
  Passbook
   accounts........ $ 15,286      302     1.98     16,581      350    2.11       17,943      399    2.22
  Money market
   accounts........   35,250    1,475     4.18     25,851    1,090    4.22       16,352      681    4.16
  NOW accounts.....   28,558      480     1.68     26,257      505    1.92       22,052      464    2.10
  Certificates of
   deposit.........  128,330    7,032     5.48    116,828    6,287    5.38      113,498    6,096    5.37
                    --------   ------   ------   --------  -------  ------     --------  -------  ------
    Total deposits.  207,424    9,289     4.48    185,517    8,232    4.44      169,845    7,640    4.50
                    --------   ------   ------   --------  -------  ------     --------  -------  ------

Advances from FHLB.       --       --       --        628       36    5.73        1,000       56    5.60
                    --------   ------   ------   --------  -------  ------     --------  -------  ------

   Total interest-
   bearing
   liabilities.....  207,424    9,289     4.48    186,145    8,268    4.44      170,845     7,696   4.50


Non-interest-
 bearing
 liabilities(2)....   25,241                       22,726                        19,556
                    --------                     --------                       -------
   Total
    liabilities....  232,665                      208,871                       190,401


Retained earnings..   28,861                       25,727                        22,523
                    --------                     --------                      --------
   Total
    liabilities and
    retained
    earnings....... $261,526                     $234,598                      $212,924
                    ========                     ========                      ========
Net interest
  income...........           $12,650                      $11,316                         $9,526
                              =======                      =======                         ======
Interest rate
 spread............                       4.55%                       4.48%                         4.14%
                                         ======                     =======                       ======

Net interest
 margin............                       5.21%                       5.15%                         4.78%
                                         ======                      ======                       ======

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities.......                      117.16%                     117.96%                      116.64%
                                         ======                      ======                       ======
---------------------
(1) Excludes interest on loans 90 days or more past due.  Includes loans originated for sale.
(2) Includes non-interest bearing demand deposits of and $21.3 million, $18.0 million and
   $15.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.
(3) Annualized.



Yields Earned and Rates Paid

     The following table sets forth for the periods and at the dates indicated the weighted average yields earned on the Bank's assets and the weighted average interest rates paid on the Bank's liabilities, together with the interest rate spread and net interest margin on interest-earning assets.

                                         At
                                     December 31,    Year Ended December 31,
                                                     ----------------------
                                        1997         1997    1996    1995
                                        ----         ----    ----    ----
Weighted average yield on:
  Loans receivable..................    8.81%        9.48%   9.49%   9.43%
  Mortgage-backed securities .......    7.18         6.78    6.75    6.70
  Investment securities.............    5.61         5.89    5.64    5.33
  FHLB stock........................    7.25         7.18    7.02    6.85
  Federal funds sold and overnight
     interest-bearing deposits......    6.0          5.38    5.60    6.22
  All interest-earning assets.......    8.36         9.03    8.92    8.64

Weighted average rate paid on:
  Passbook savings accounts.........    1.99         1.98    2.11    2.22
  NOW accounts......................    1.67         1.68    1.92    2.10
  Money market accounts.............    4.19         4.18    4.22    4.16
  Certificate accounts..............    5.30         5.48    5.38    5.37
  FHLB advances.....................      --           --    5.73    5.60
  All interest-bearing liabilities..    4.34         4.48    4.44    4.50

Interest rate spread (spread
  between weighted average rate
  on all interest-earning assets
  and all interest-bearing
  liabilities)......................    4.02         4.48    4.48    4.14

Net interest margin (net interest
   income (expense) as a percentage
   of average interest-earning
    assets).........................    N/A          5.21    5.15    4.78


Rate/Volume Analysis

      The following table sets forth the effects of changing rates and volumes on net interest income of the Bank.  Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                         Year Ended December 31,   Year Ended December 31,      Year Ended December 31,
                          1997 Compared to Year     1996 Compared to Year       1995 Compared to Year
                         Ended December 31, 1996   Ended December 31, 1995      Ended December 31, 1994
                            Increase (Decrease)       Increase (Decrease)         Increase (Decrease)
                                 Due to                     Due to                      Due to
                         -----------------------    ----------------------      -----------------------
                         Rate    Volume    Total    Rate    Volume   Total      Rate    Volume    Total
                         ----    ------    -----    ----    ------   -----      ----    ------    -----
                                                       (In thousands)
Interest-earning
 assets:
 Loans receivable (1)..$1,472   $1,137   $2,609   $(1,200) $3,981   $2,781    $  738   $  281   $1,019
 Mortgage-backed
  securities...........    --       (8)      (8)       --      (8)      (8)       29       (6)      23
 Investment
  securities...........  (974)     230     (744)    1,212  (1,484)    (272)     (553)   1,048      495
 FHLB stock............     2        8       10         2       7        9        12        6       18
 Federal funds sold
  and overnight
  interest-bearing
  deposits.............  (461)     949      488      (366)    218     (148)      116      157      273
                        -----    -----    -----    ------   -----   ------    ------    -----    -----
Total net change in
 income on interest-
 earning assets........    40    2,315    2,355      (352)  2,714    2,362       342    1,486    1,828

Interest-bearing
 liabilities:
 Passbook accounts.....   (37)     (12)     (49)      (15)    (32)     (47)      102      (57)      45
 NOW accounts..........   (98)      73      (25)      113     (72)      41        21       37       58
 Money market
  accounts.............  (216)     601      385        74     335      409       (44)     212      168
 Certificate accounts..   195      551      746      (229)    418      189       954      235    1,189
 FHLB advances.........    --      (36)     (36)      (20)     --      (20)      202     (265)     (63)
                        -----    -----    -----    ------   -----   ------    ------    -----    -----

Total net change in
 expense on interest-
 bearing liabilities...  (156)   1,177    1,021       (77)    649      572     1,235      162    1,397
                        -----    -----    -----    ------   -----   ------    ------    -----    -----


Net change in net
 interest income.......$  196   $1,138   $1,334     $(275) $2,065   $1,790    $ (893)  $1,324   $  431
                       ======   ======   ======     ===== =======   ======    ======   ======   ======

--------------
(1)  Excludes interest on loans 90 days or more past due.  Includes loans held-for-sale.

                                                          45

Asset and Liability Management

      In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the OTS, the Bank receives a report which measures interest rate risk by modeling the change in NPV over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under proposed OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction from total capital for purposes of calculating its risk-based capital. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0%, unlike the Bank, are exempt. Based on the Bank's regulatory capital levels at December 31, 1997, the Bank believes that, if the proposed regulation was implemented at that date, the regulation would not have had a material adverse effect on the Bank's regulatory capital compliance.

      The following table is provided by the OTS and sets forth the change in the Bank's NPV at December 31, 1997, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

             Basis Point     Estimated Change in    Board Approved
           Change in Rates   Net Portfolio Value         Limit
           ---------------   -------------------    --------------
                           (Dollars in thousands)

                            Amount       Percent       Percent
                            ------       -------       -------
                 400       $(3,732)       (10)%          (50)%
                 300        (2,231)        (6)           (30)
                 200        (1,019)        (3)           (20)
                 100          (217)        (1)           (10)
                  --            --         --             --
                (100)         (314)        (1)           (10)
                (200)         (788)        (2)           (20)
                (300)         (571)        (1)           (30)
                (400)          402          1            (50)

      The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 1997 would reduce the Bank's NPV by approximately $1.0 million, or 3.0%.

      Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

      As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

     The following table presents the Bank's interest sensitivity gap analysis at December 31, 1997.

                                    Six     After   After
                          Within   Months   One to  Three     Over
                           Six     to One   Three   to Five    Ten
                          Months    Year    Years    Years    Years   Total
                          ------    ----    -----    -----    -----   -----

Interest-earning assets:
Loans receivable, net... $46,638  $34,553  $33,374  $31,846  $71,423 $217,834
 Mortgage-backed
  securities............      15       15       67       77    1,127    1,301
 Other loans............     163      163      652      653       --    1,631
 Investment securities..   4,720    5,039    2,018       --       --   11,777
 Federal funds sold
  and overnight
  interest-bearing
  deposits..............  26,750       --       --       --       --   26,750
                         -------  -------  -------  -------   ------ --------
   Total interest-
   earning assets.......  78,286   39,770   36,111   32,576   72,550  259,293
                         -------  -------  -------  -------   ------ --------

Interest-bearing
 liabilities:
 Deposits:
  NOW accounts..........   3,155    3,155   12,621   12,622       --   31,553
  Passbook savings
   accounts.............   1,524    1,524    6,096    6,095       --   15,239
  Money market deposit
   accounts.............   4,274    4,274   17,097   17,098       --   42,743
  Certificates of
   deposit..............  73,899   35,584   19,191    4,207       --  132,881
                         -------  -------  -------  -------   ------ --------
   Total interest-
    earning liabilities.  82,852   44,537   55,005   40,022       --  222,416
                         -------  -------  -------  -------   ------ --------
Excess (deficiency)
 of interest
 sensitivity assets
 over interest
 sensitivity
 liabilities............  (4,566)  (4,767) (18,894)  (7,446)  72,550   36,877
Cumulative excess
 (deficiency) of
 interest sensitivity
 assets.................  (4,566)  (9,333) (28,227) (35,673)  36,877   36,877
Cumulative ratio of
 interest- earning
 assets to interest-
 bearing liabilities....   94.49%   92.67%   84.52%   83.96%  116.58%  116.58%
Interest sensitivity
 gap to total assets....   (1.76)%  (1.84)%  (7.29)%  (2.87)%  27.98%   14.22%
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............   94.49%   89.30%   65.65%   81.40%      --%  116.58%
Ratio of cumulative
 gap to total assets....   (1.76)%  (3.60)% (10.89)% (13.76)%  14.22%   14.22%

Liquidity and Capital  Resources

      The Bank's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1997, cash and cash equivalents totalled $37.7 million, or 13.4% of total assets. At

December 31, 1997, the Bank also maintained an available line of credit of $12.1 million with the FHLB-Cincinnati that may be used as an additional source of liquidity.

      At December 31, 1997, the Bank's commitments to extend funds consisted of unused lines of credit of $25.2 million, outstanding letters of credit of $7.3 million issued primarily to municipalities as performance bonds, and commitments to originate or purchase loans of $42.3 million. The commitments to originate or purchase loans at December 31, 1997 consisted of commitments to originate or purchase variable rate loans of $42.0 million, and commitments to originate or purchase fixed rate loans of $289,000 at interest rates ranging from 5.125% to 8.5%.

      OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's liquidity ratio at December 31, 1997 was 19.4%.

      The Bank's primary lending activity is the origination of real estate mortgage loans. During the years ended December 31, 1997, 1996 and 1995, the Bank originated $166.3 million, $172.0 million and $147.3 million of such loans, respectively. At December 31, 1997, the Bank had loan commitments totalling $42.3 million and undisbursed loans in process totalling $30.2 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 1997 totalled $109.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

      OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of December 31, 1997, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 10.88%, 10.88% and 13.55%, respectively. For a detailed discussion of regulatory capital requirements, see Item 1, "Business -- Regulation -- Federal Regulation of Savings Associations -- Capital Requirements" contained herein.

Impact of Accounting Pronouncements and Regulatory Policies

      Accounting by Creditors for Impairment of a Loan. See Note 1 of Notes to the Consolidated Financial Statements contained in Item 8 hereof for a discussion of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The Bank adopted SFAS No. 114 and SFAS No. 118 effective January 1, 1995, and their adoption did not have a material effect on the Bank's financial condition or results of operations.

      Accounting for Employee Stock Ownership Plans. In November 1993 the American Institute of Certified Public Accountants issued SOP 93-6, which requires an employer to record compensation expense in an amount equal to the fair value of shares committed to be released to employees from an employee stock ownership plan and to exclude unallocated shares from earnings per share computations. The effect of SOP 93-6 on net income and book value per share in future periods cannot be predicted due to the uncertainty of the fair value of the shares at the time they will be committed to be released.

      Disclosure of Certain Significant Risks and Uncertainties. In December 1994 the Accounting Standards Executive Committee issued SOP 94-6, "Disclosure of Certain Significant Risks and Uncertainties." This SOP applies to financial statements prepared in conformity with GAAP by all nongovernmental entities. The disclosure requirements in SOP 94-6 focus primarily on risks and uncertainties that could significantly affect the amounts reported in the financial statements in the near-term functioning of the reporting entity.
The risks and uncertainties discussed in SOP 94-6 stem from the nature of the entity's operations, from the necessary use of estimates in the preparation of the entity's financial statements and from significant concentrations in certain aspects of the entity's operations. SOP 94-6 is effective for financial statements issued for fiscal years ending after December 15, 1995 and did not have a material impact on the financial condition or results of operations of the Bank.

       Accounting for Mortgage Servicing Rights. See Note 1 of Notes to the Consolidated Financial Statements contained in Item 8 hereof for a discussion of SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Bank implemented SFAS No. 122, prospectively, effective January 1, 1996 and its implementation did not have a material impact on the Bank's financial condition or results of operations. Effective January 1, 1997, SFAS No. 122 was superseded by SFAS No. 125 discussed below.

       Accounting for Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting method are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management of the Bank has not completed an analysis of the potential effects of SFAS No. 123 on its financial condition or results of operations, but expects to use the intrinsic value method following the consummation of the Conversion.

       Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. See Note 1 of Notes to the Consolidated Financial Statements contained in Item 8 hereof for a discussion of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 defers the effective date of the application of certain portions of SFAS No. 125 until January 1, 1998. The adoption of the provisions of SFAS No. 125 and SFAS No. 127 did not have a material impact on the Bank's financial condition or results of operations.

       Earnings Per Share. SFAS No. 128, "Earnings Per Share," issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. This statement is effective for financial statements issued for periods ending after December 15, 1997 including interim periods; earlier applications not permitted. This statement requires restatement of all prior period EPS data presented.

       Disclosure of Information About Capital Structure. SFAS No. 129, "Disclosure of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure and applies to all entities. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10, "Omnibus Opinion - 1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to those standards. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions Nos. 10 and 15 and SFAS No. 47. The adoption of the provisions of SFAS No. 129 is not expected to have a material impact on the Bank.

       Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," issued in July 1997, establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements.
SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

       Disclosure About Segments. SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," issued in June 1997, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 becomes effective for the Bank's fiscal year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of SFAS No. 131 is not expected to have a material impact on the Bank.

Year 2000 Considerations

       Many existing computer programs use only two digits to identify a year in the date datum field. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

       The Bank uses the services of an outside service bureau for its significant data processing applications. Based on discussions with its service bureau, the Bank does not expect that the cost of addressing any Year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any Year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect the its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. Every financial institution will be posed with the Year 2000 challenge. It is the Bank's desire to make the transition to the Year 2000 as effortless as possible. Cavalry Banking has developed an intensive Action Plan for addressing the concerns and risks associated with the coming millennium. The comprehensive plan was written based on guidelines established by the Federal Financial Institutions Examination Council's Interagency Statement entitled "Year 2000 Project Management Awareness." The year 2000 Action Plan includes defined phases for Awareness, Assessment, Renovation, Validation and Implementation. As part of the awareness phase, a Special Projects Team composed of individuals from every operational sector of the Bank was utilized to assess all vendors, customers, and correspondents. All computer hardware was upgraded in the last quarter of fiscal 1996 and the first quarter of fiscal 1997. All vendors and applications have been identified and Cavalry Banking has set December 31, 1998 as the target date for full compliance to Year 2000.

Effect of Inflation and Changing Prices

       The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       Quantitative Aspects of Market Risk. The Bank does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Bank's interest-earning assets and interest-bearing liabilities, see the tables under Item 1, "Business -- Lending Activities -- Maturity of Loan Portfolio," "-- Investment Activities" and "-- Deposit Activities and Other Sources of Funds -- Time Deposits by Maturities" contained herein.

       Qualitative Aspects of Market Risk. The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and the selling of fixed-rate one- to- four family mortgage loans. In addition, the Bank maintains an investment portfolio of U.S. Government and agency securities with contractual maturities of between zero and two years. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms up to four years. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

       The following table shows the Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1997. Market risk sensitive instruments are generally defined as on- and off- balance sheet derivatives and other financial instruments.

                               One     After   After
                      Within   Year   3 Years 5 Years  Beyond
              Average   One    to 3    to 5    to 10     10            Fair
              Rate     Year    Years   Years   Years    Years   Total  Value
              ----     -----   -----   -----   -----    -----   -----  -----
                                    (Dollars in thousands)

Interest-
 Sensitive
 Assets:

Loans
 receivable.. 8.81% $81,191 $33,374 $31,846 $14,215 $57,208 $217,834  $220,614
Mortgage-
 backed
 securities.. 7.18       30      67      77     249     878    1,301     1,312
Investments
 and other
 interest-
 earning
 assets...... 5.46   35,721   3,019      --      --      --   38,740    38,740
FHLB stock... 7.25      326     652     653      --      --    1,631     1,631

Interest-
 Sensitive
  Liabilities:

Checking
 accounts.... 1.67    6,310  12,621  12,622                   31,553    31,553
Savings
 accounts.... 1.99    3,048   6,096   6,095      --      --   15,239    15,239
Money Market. 4.19    8,548  17,097  17,098                   42,743    42,743
Certificate
 accounts.... 5.30  109,483  19,191   4,207     --       --  132,881   133,549

Off-Balance
 Sheet Items:

Commitments
 to extend
 credit...... 8.58   42,270      --      --     --       --       --    42,270
Unused lines
 of credit... 9.56   25,287      --      --     --       --       --    25,287

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes.

            Index To Consolidated Financial Statements
              Cavalry Bancorp, Inc. and Subsidiaries



                                                                   Page
                                                                   ----

Independent Auditors' Report....................................    53

Consolidated Balance Sheets as of December 31, 1997 and 1996....    54

Consolidated Statements of Earnings for the
 Years Ended December 31, 1997, 1996 and 1995...................    55

Consolidated Statements of Changes in Equity for the Years
 Ended December 31, 1997, 1996 and 1995.........................    56

Consolidated Statements of Cash Flows for the
 the Years Ended December 31, 1997, 1996 and 1995...............    57

Notes to Consolidated Financial Statements......................    58


                            *   *   *

                  [Letterhead of Rayburn, Betts & Bates, P.C.]

                        Independent Auditors' Report
                        ----------------------------


Board of Directors
Cavalry Banking and Subsidiaries


We have audited the consolidated balance sheets of Cavalry Banking and Subsidiaries (the Bank) as of December 31, 1997 and 1996 and the related consolidated statements of earnings, changes in equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cavalry Banking and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                   /s/Rayburn, Betts & Bates, P.C.

RAYBURN, BETTS & BATES, P.C.
Nashville, Tennessee
February 13, 1998
(March 16, 1998 as to Note 20)

                           Cavalry Banking and Subsidiaries

                             Consolidated Balance Sheets

                             December 31, 1997 and 1996
                               (Dollars in Thousands)

                     Assets                                    1997      1996
                     ------                                    ----      ----

Cash (note 2)                                                $ 10,695    9,497
Interest-bearing deposits with other financial institutions    26,963   10,022
                                                             --------  -------
    Cash and cash equivalents                                  37,658   19,519
Investment securities available-for-sale (note 3)              10,077     -
Investment securities held to maturity (note 3)                 1,700    7,705
Mortgage-backed securities held to maturity (note 4)            1,301    1,419
Loans held for sale, at estimated fair value (note 5)           4,855    5,253
Loans receivable, net (notes 5 and 10)                        212,979  200,600
Accrued interest receivable:
  Loans, net of allowance for delinquent interest of
    $3 and $5 in 1997 and 1996, respectively                    1,400    1,280
  Investment securities                                           314      155
  Mortgage-backed securities held to maturity                      10       11
Office properties and equipment, net (note 6)                   8,072    6,203
Required investment in stock of Federal Home Loan Bank,
  at cost (note 7)                                              1,631    1,519
Deferred tax asset, net (note 11)                               1,168      755
Other assets (note 12)                                            964      545
                                                             -------- --------
                                                             $282,129  244,964
                                                             ======== ========
                     Liabilities and Retained Earnings
                     ---------------------------------
Liabilities:
  Deposits (note 9)                                          $248,267  214,533
  Accrued interest payable                                        328      264
  Advance payments by borrowers for property
    taxes and insurance                                           295      328
  Income taxes payable (note 11)                                  999    1,089
  Accrued expenses and other liabilities (note 12)              1,793    1,500
                                                             -------- --------
       Total liabilities                                      251,682  217,714
                                                             -------- --------
Equity:
  Retained earnings, substantially restricted
   (notes 13 and 14)                                           30,452   27,250
  Net unrealized loss on investment securities
    available-for-sale, net of taxes                               (5)    -
                                                             -------- --------
       Total equity                                            30,447   27,250
                                                             -------- --------
             Total liabilities and equity                    $282,129  244,964
                                                             ======== ========

Commitments and contingencies (notes 2, 12 and 18)

See accompanying notes to consolidated financial statements.

                        Cavalry Banking and Subsidiaries

                       Consolidated Statements of Earnings

                   Years Ended December 31, 1997, 1996 and 1995
                              (Dollars in Thousands)

                                                 1997       1996       1995
                                                 ----       ----       ----
Interest and dividend income:
  First mortgage loans                          $12,429    $11,516    $ 9,996
  Other loans                                     7,861      6,165      4,904
  Investment securities                             604      1,338      1,601
  Deposits with other financial institutions        952        464        612
  Mortgage-backed securities held to maturity        93        101        109
                                                -------    -------    -------
     Total interest and dividend income          21,939     19,584     17,222
                                                -------    -------    -------
Interest expense - deposits                       9,289      8,232      7,640
Interest expense- advances from Federal
  Home Loan Bank                                      -         36         56
                                                -------    -------    -------
     Total interest expense                       9,289      8,268      7,696
                                                -------    -------    -------
     Net interest income                         12,650     11,316      9,526
Provision for loan losses (note 5)                  700        120         80
                                                -------    -------    -------
     Net interest income after provision
       for loan losses                           11,950     11,196      9,446
                                                -------    -------    -------
Noninterest income:
  Servicing income                                  506        548        658
  Gain on sale of real estate acquired in
    settlement of loans, net                          2         11         23
  Gain on sale of loans, net                      1,126        890        882
  Gain on sale of office properties
    and equipment                                     -         40          -

  Deposit servicing fees and charges              1,173        973        796
  Trust service fees                                649        483        375
  Other operating income                            205        213        230
                                                -------    -------    -------
     Total noninterest income                     3,661      3,158      2,964
                                                -------    -------    -------
Noninterest expenses:
  Compensation, payroll taxes and
    fringe benefits (note 12)                     5,808      4,661      3,889
  Occupancy expense                                 550        493        459
  Supplies, communications and other
    office expenses                                 675        567        615
  Federal insurance premiums (note 17)              112      1,654        418
  Advertising expense                               233        201        166
  Equipment and service bureau expense            2,005      1,466      1,241
  Other taxes                                       402        200        180
  Other operating expenses                          713        544        530
                                                -------    -------    -------
     Total noninterest expenses                  10,498      9,786      7,498
                                                -------    -------    -------
Earnings before income tax expense                5,113      4,568      4,912
Income tax expense (note 11)                      1,911      1,754      1,711
                                                -------    -------    -------
     Net earnings                               $ 3,202    $ 2,814    $ 3,201
                                                =======    =======    =======

See accompanying notes to consolidated financial statements.

                      Cavalry Banking and Subsidiaries

                 Consolidated Statements of Changes in Equity

                 Years Ended December 31, 1997, 1996 and 1995
                             (Dollars in Thousands)

                                           Unrealized
                                            Loss on
                                           Investment
                                           Securities
                              Retained    Available-for
                              Earnings        Sale             Total
                              --------    -------------        -----

Balance at December 31, 1994  $21,235           --            21,235

  Net earnings                  3,201           --             3,201
                              -------          ---           -------

Balance at December 31, 1995   24,436           --            24,436

  Net earnings                  2,814           --             2,814
                              -------          ---           -------

Balance at December 31, 1996   27,250           --            27,250

  Net earnings                  3,202           --             3,202

Change in valuation allowance
 for investment securities
 available-for-sale, net of
 income taxes of $3                --           (5)               (5)
                              -------          ---           -------
Balance at December 31, 1997  $30,452           (5)           30,447
                              =======          ===           =======

See accompanying notes to consolidated financial statements.

                  Cavalry Banking and Subsidiaries

                Consolidated Statements of Cash Flows

             Years Ended December 31, 1997, 1996 and 1995
                           (Dollars in Thousands)

                                              1997        1996       1995
                                              ----        ----       ----
Operating activities:
  Net earnings                              $  3,202      2,814     3,201
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Provision for loan losses                   700        120        80
     Gain on sales of real estate acquired
      in settlement of loans, net                 (2)       (11)      (23)
     Gain on sales of loans, net              (1,126)       890)     (882)
     Gain on sale of office properties
      and equipment                               --        (40)       --
     Depreciation and amortization on
      office properties and equipment          1,078        733       538
     Net amortization (accretion) of
      investment and mortgage-backed
      securities premiums, net                    42        102       (37)
     Amortization of deferred loan
       origination fees                       (1,090)    (1,152)     (918)
     Loan fees collected                       1,097      1,294        946
     Deferred income tax benefit                (413)      (231)       (40)
     Proceeds from sales of loans             70,511     71,235     67,136
     Origination of loans held for sale      (68,987)    71,909)   (68,491)
     (Increase) decrease in accrued
      interest receivable                       (278)       167       (255)
     Increase in other assets                   (416)      (162)      (169)
     Increase (decrease) in accrued
      interest payable                            64         (7)        78
     Stock dividends on Federal Home
      Loan Bank stock                           (112)      (102)      (114)
     Increase in accrued expenses
      and other liabilities                      293        170        301
     (Decrease) increase in income
      taxes payable                              (90)       469        151
                                              ------     ------     ------
     Net cash provided by
      operating activities                     4,473      2,600      1,502
                                              ------     ------     ------
Investing activities:
 (Decrease) increase in loans
  receivable, net                            (13,084)   (40,962)     5,420
 Principal payments on mortgage
  backed securities held to maturity             117        116        118

See accompanying notes to consolidated financial statements.

                 Cavalry Banking and Subsidiaries

            Years Ended December 31, 1997, 1996 and 1995
                      (Dollars in Thousands)

                                              1997         1996        1995
                                              ----         ----        ----
Investing activities: (Continued)
  Proceeds from the sales of branch and
   office properties and equipment         $      82        153           3
  Purchases of investment securities
   available for sale                        (10,121)        --          --
  Purchases of investment securities
   held to maturity                               --     (2,002)    (32,609)
  Proceeds from maturities of investment
   securities                                  6,000     29,750      17,000
  Purchases of office properties and
   equipment                                  (3,029)    (1,763)       (913)
  Proceeds from sale of real estate
   acquired through foreclosure                   --         51         129
                                            --------     ------      ------
     Net cash used in investing
      activities                             (20,035)   (14,657)    (10,852)
                                            --------     ------      ------
Financing activities:
  Net increase in deposits                    33,734     17,800      16,450
  Repayment of advance from
   Federal Home Loan Bank                         --         --      (5,000)
  Net decrease in advance
   payments by borrowers for
   property taxes and insurance                  (33)      (159)       (143)
                                            --------     ------      ------
     Net cash provided by
      financing activities                    33,701     17,641      11,307
                                            --------     ------      ------
Increase in cash and cash
 equivalents                                  18,139      5,584       1,957
Cash and cash equivalents,
 beginning of year                            19,519     13,935      11,978
                                            --------     ------      ------
Cash and cash equivalents,
 end of year                                $ 37,658     19,519      13,935
                                            ========     ======      ======
Supplemental Disclosures of Cash
 Flow Information:
Payments during the period for:
  Interest                                  $  9,225      5,500       5,185
                                            ========     ======      ======
  Income taxes                              $  2,535      1,591       1,771
                                            ========     ======      ======
Supplemental Disclosures of Noncash
  Investing and Financing Activities:
Foreclosures and in substance
  foreclosures of loans during year         $     --         44          22
                                            ========     ======      ======
Interest credited to deposits               $  2,902      2,775       2,433
                                            ========     ======      ======
Net unrealized losses on investment
  securities available for sale             $      8         --          --
                                            ========     ======      ======
Increase in deferred tax asset related
 to unrealized loss on investments          $      3         --          --
                                            ========     ======      ======
See accompanying notes to consolidated financial statements.

                          Cavalry Banking and Subsidiaries

                    Notes to Consolidated Financial Statements

                         December 31, 1997, 1996 and 1995
                          (Table Amounts in Thousands)

(1) Summary of Significant Accounting Policies:
    Business
    --------
Cavalry Banking and Subsidiaries and its wholly-owned subsidiaries' (the Bank) primary business activities include attracting deposits from the general public and originating residential property loans (one-to-four family home mortgage, cooperative apartment and multi-family property loans). The Bank also makes commercial real estate loans and consumer loans. The Bank is subject to competition from other financial institutions. Deposits at the Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC). The Bank is a federally chartered savings bank and is subject to comprehensive regulation, examination and supervision by the OTS and the FDIC. During December, 1997, all subsidiaries of the Bank were dissolved. The subsidiaries, individually or in the aggregate, had immaterial activity and balances in relation to the financial statements.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

A substantial portion of the Bank's loans are secured by real estate in the Middle Tennessee market. In addition, foreclosed real estate is located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate is susceptible to changes in local market conditions.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

As more fully discussed in note 19, the Bank plans to convert from a mutual to capital stock form of ownership. As a stock institution and as a result of the public offering of the stock of the holding company intended to be formed by the Bank, the Bank will be subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. Accordingly, in connection with the conversion, the Bank has implemented procedures to meet the increased level of reporting required. The procedures include methods to accumulate and analyze, consistently with past practice, information necessary for reporting in an efficient and timely

                        Cavalry Banking and Subsidiaries

                        December 31, 1997, 1996 and 1995
                          (Table Amounts in Thousands)

(1) Summary of Significant Accounting Policies: (Continued)
    ------------------------------------------
    Business (Continued)
    --------
manner. These procedures relate principally to the analysis of the adequacy of the allowance for loan losses.

Cash Equivalents
----------------
Cash equivalents include cash and demand and time deposits at other financial institutions with remaining maturities of three months or less.

Investment Securities
---------------------
In accordance with Statement of Financial Accounting Standards No. (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, which the Bank adopted effective January 1, 1994, the Bank is required to report debt, readily-marketable equity, mortgage-backed and mortgage related securities in one of the following categories: (i) "held-to-maturity" (management has a positive intent and ability to hold to maturity) which are to be reported at amortized cost adjusted, in the case of debt securities, for the amortization of premiums and accretion of discounts; (ii) "trading" (held for current resale) which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) "available for-sale" (all other debt, equity, mortgage-backed and mortgage related securities) which are to be reported at fair value, with unrealized gains and losses reported net of tax as a separate component of equity. The Bank classified all of its holdings of debt, readily-marketable equity, mortgage-backed and mortgage related securities at January 1, 1994 as either "held-to-maturity" or "available-for-sale," thereafter, at the time of new securities purchases, a determination is made as to the appropriate classification. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in equity, net of any tax effect. Cost of securities sold is recognized using the specific identification method.

Mortgage-backed Securities Held at Maturity
-------------------------------------------
Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at the unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Management intends and has the ability to hold such securities to maturity. The Bank has classified all mortgage-backed securities in its portfolio as held to maturity. Should any be sold, cost of securities sold is determined using the specific identification method.

                     Cavalry Banking and Subsidiaries

                      December 31, 1997, 1996 and 1995
                        (Table Amounts in Thousands)

(1) Summary of Significant Accounting Policies: (Continued)
    ------------------------------------------
    Loans Receivable
    ----------------
Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using the interest method.

Loan origination and commitment fees, as well as certain origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans adjusted for estimated prepayments based on the Bank's historical prepayment experience, using the interest method. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on these loans is reversed from income and an allowance for accrued interest is recorded.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

In May 1993, SFAS 114, Accounting by Creditors for Impairment of a Loan was issued. The statement is effective for financial statements for fiscal years beginning after December 15, 1994. According to SFAS 114, impairment is measured based upon the present value of expected future cash flows or fair value of the loan's collateral, if collateral dependent.

In October 1994, SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures was issued. SFAS 118 is also effective for fiscal years beginning after December 15, 1994 and amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. This statement also amends the disclosure requirements of SFAS 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The Bank adopted SFAS 114 and SFAS 118 on January 1, 1995. The adoption of SFAS 114 and SFAS 118 did not have a significant effect on the Bank's consolidated financial statements.

                   Cavalry Banking and Subsidiaries

                   December 31, 1997, 1996 and 1995
                     (Table Amounts in Thousands)

(1) Summary of Significant Accounting Policies: (Continued)
    ------------------------------------------
    Loans Held for Sale
    -------------------
Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or market value determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance through charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method.

Real Estate Acquired in Settlement of Loans
-------------------------------------------
Real estate acquired in settlement of loans includes property acquired through foreclosure and deeds in lieu of foreclosure. Property acquired by deed in lieu of foreclosure results when a borrower voluntarily transfers title to the Bank in full settlement of the related debt in an attempt to avoid foreclosure. Real estate acquired in settlement of loans is valued at the date of acquisition and thereafter at the lower of fair value less costs to sell or the Bank's net investment in the loan and subsequent improvements to the property. Certain costs relating to holding the properties, and gains or losses resulting from the disposition of properties are recognized in the current period's operations.

Office Properties and Equipment
-------------------------------
Depreciation and amortization are provided over the estimated useful lives of the respective assets which range from 3 to 40 years. All office properties and equipment are recorded at cost and are depreciated on the straight-line method.

Income Taxes
------------
Under the asset and liability method of SFAS 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Bank files a consolidated federal income and combined state franchise and excise tax returns. Each of the members of the consolidated group accrues tax expense on a separate entity basis.

Pension and Savings Plan
------------------------
The Bank has a noncontributory, defined benefit employee pension plan and a 401(k) savings plan covering substantially all employees upon attainment of age 21 and completion of one year of service. The Bank contributes actuarially determined amounts necessary to fund defined plan benefits of at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended.

                     Cavalry Banking and Subsidiaries

                     December 31, 1997, 1996 and 1995
                       (Table Amounts in Thousands)

(1) Summary of Significant Accounting Policies: (Continued)
    ------------------------------------------
    Fair Values of Financial Instruments
    ------------------------------------
SFAS 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Fair value estimates are made at a point in time, based on relevant market information and information about the financial instrument. Accordingly, such estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following are the more significant methods and assumptions used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate those assets' fair values, because they mature within 90 days or less and do not present credit risk concerns.

Investment securities and mortgage-backed securities: Fair values for investment securities and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable: The fair values for loans receivable are estimated using discounted cash flow analysis which considers future repricing dates and estimated repayment dates, and further using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.

Loans held for sale: Fair value is based on investor commitments, or in the absence of such commitments, on current investor yield requirements.

Accrued interest receivable: Fair value is estimated to approximate the carrying amount because such amounts are expected to be received within 90 days or less and any credit concerns have been previously considered in the carrying value.

                   Cavalry Banking and Subsidiaries

                    December 31, 1997, 1996 and 1995
                     (Table Amounts in Thousands)

(1) Summary of Significant Accounting Policies: (Continued)
    ------------------------------------------
    Fair Values of Financial Instruments (Continued)
    ------------------------------------
Deposits: The fair values disclosed for deposits with no stated maturity such as demand deposits, interest-bearing checking accounts and passbook savings accounts are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit and other fixed maturity time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on such type accounts to a schedule of aggregated contractual maturities on such time deposits.

Accrued interest payable: The carrying amount will approximate fair value as the majority of such interest will be paid within 90 days or less.

Commitments to extend credit: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Sale and Servicing of Mortgage Loans
------------------------------------
The Bank sells mortgage loans for cash proceeds equal to the principal amount of the loans sold but with yield rates which reflect the current market rate. Gain or loss is recorded at the time of sale in an amount reflecting the difference between the contractual interest rates of the loans sold and the current market rate. Certain loans are sold with the servicing retained by the Bank. Servicing income is recognized as collected and is based on the normal agency servicing fee as defined by GNMA, FNMA, or FHLMC. In May 1994, SFAS 122, Accounting for Mortgage Servicing Rights was issued. SFAS 122 is effective for fiscal years beginning after December 15, 1995, with earlier adoption permitted. The statement amends SFAS 65, Accounting for Certain Mortgage Banking Activities, to require that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans for others, however acquired. For mortgage servicing rights that are created through the origination of mortgage loans, and where the loans are subsequently sold or securitized with servicing rights retained, the statement requires that the total cost of the mortgage loans should be allocated to the mortgage servicing rights and the loans based on their relative fair values. The statement also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights and recognized through a valuation allowance. The Bank adopted SFAS 122 effective January 1, 1996, the impact of which was not material to its financial statements.

                      Cavalry Banking and Subsidiaries

                      December 31, 1997, 1996 and 1995
                        (Table Amounts in Thousands)

(1) Summary of Significant Accounting Policies: (Continued)
    ------------------------------------------
    Sale and Servicing of Mortgage Loans (Continued)
    ------------------------------------
Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected. Mortgage servicing rights (MSRs) are amortized, as a reduction to loan service fee income, using the interest method over the estimated remaining life of the underlying mortgage loans. MSR assets are carried at fair value and impairment, if any, is recognized through a valuation allowance. The Bank primarily sells its mortgage loans on a non-recourse basis.

Effect of New Accounting Pronouncements
---------------------------------------
In June 1996, the FASB issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement supersedes SFAS 122, Accounting for Mortgage Servicing Rights. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

This statement requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. This statement requires that servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. This statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets.

This statement requires that a liability be derecognized if and only if either
(a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after January 1, 1998 as deferred by SFAS 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, and is to be applied prospectively. The impact on the financial statements for implementation of the statement is not expected to be material.

                     Cavalry Banking and Subsidiaries

                     December 31, 1997, 1996 and 1995
                       (Table Amounts in Thousands)

(1) Summary of Significant Accounting Policies: (Continued)
    ------------------------------------------
    Effect of New Accounting Pronouncements (Continued)
    ---------------------------------------
In February 1997, the FASB issued SFAS 128, Earnings Per Share. The statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. This statement is effective for financial statements issued for periods ending after December 15, 1997 including interim periods; earlier applications not permitted. This statement requires restatement of all prior period EPS data presented.

In February 1997, the FASB issued SFAS 129, Disclosure of Information about Capital Structure. The statement establishes standards for disclosing information about an entity's capital structure and applies to all entities. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions 10, Omnibus Opinion - 1966, and 15, Earnings Per Share, and SFAS 47, Disclosure of Long-Term Obligations, for entities that were subject to those standards. This statement is effective for financial statements for periods ending after December 15, 1997. This statement contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions 10 and 15 and SFAS 47. The adoption of the provisions of this statement is not expected to have a material impact on the Bank.

In July 1997, the FASB issued SFAS 130, Comprehensive Income. The statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. This statement requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

                       Cavalry Banking and Subsidiaries

                       December 31, 1997, 1996 and 1995
                         (Table Amounts in Thousands)

(1) Summary of Significant Accounting Policies: (Continued)
    ------------------------------------------
    Effect of New Accounting Pronouncements (Continued)
    ---------------------------------------
In June 1997, the FASB issued SFAS 131, Disclosure about Segments of an Enterprise and Related Information. The statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise. This statement becomes effective for the Bank's fiscal year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of this statement is not expected to have a material impact on the Bank.

Reclassification
----------------
Certain amounts in the December 31, 1995 consolidated financial statements have been reclassified to conform with December 31, 1997 and 1996 consolidated financial statement presentation.

(2) Cash:
    ----
The Bank is required to maintain cash on hand or in the Federal Reserve Bank account for various regulatory purposes. During 1997 and 1996, such required cash averaged approximately $2,100,000 and $2,000,000, respectively.

The Bank had $139,000 on deposit with another financial institution, of which $39,000 was not insured by the Federal Deposit Insurance Corporation.

(3) Investment Securities Held to Maturity and Investment Securities Available-for-Sale:
    ----------------------------------------------------------------
The amortized cost and estimated fair values of investment securities held to maturity and available-for-sale at December 31, 1997 and 1996, are as follows:

Investment securities held to maturity:

                                        December 31, 1997
                             ---------------------------------------------
                                           Gross        Gross    Estimated
                             Amortized   Unrealized   Unrealized    Fair
                               Cost        Gains        Losses     Value
                               ----        -----        ------     -----
U.S. Treasury securities
  and obligations of U.S.
  Government agencies      $  1,700            1             1     1,700
                           ========        =====         =====     =====

                       Cavalry Banking and Subsidiaries

                       December 31, 1997, 1996 and 1995
                         (Table Amounts in Thousands)

(3) Investment Securities Held to Maturity and Available-for-Sale: (Continued)
    -------------------------------------------------------------

Investment securities held to maturity: (Continued)

                                            December 31, 1996
                             ---------------------------------------------
                                           Gross        Gross    Estimated
                             Amortized   Unrealized   Unrealized    Fair
                               Cost        Gains        Losses     Value
                               ----        -----        ------     -----
U.S. Treasury securities
  and obligations of U.S.
  Government agencies       $ 7,705           12            15     7,702
                           ========        =====         =====     =====

Investment securities available-for-sale:

                                            December 31, 1997
                             ---------------------------------------------
                                           Gross        Gross    Estimated
                             Amortized   Unrealized   Unrealized    Fair
                               Cost        Gains        Losses     Value
                               ----        -----        ------     -----
U.S. Treasury securities
  and obligations of U.S.
  Government agencies        $10,085           -             8     10,077
                             =======       =====          ====     ======

The amortized cost and estimated fair value of investment securities held to maturity and available-for-sale at December 31, 1997, by contractual maturity, are shown below.

Investment securities held to maturity:

                                                          Estimated
                                           Amortized        Fair
                                              Cost          Value
                                              ----          -----
U.S. Treasury securities and obligations
  of U.S. Government agencies:
     Maturing within one year               $ 1,000         1,002
     Maturing from one to five years            700           698
                                            -------         -----
                                            $ 1,700         1,700
                                            =======         =====

                      Cavalry Banking and Subsidiaries

                      December 31, 1997, 1996 and 1995
                        (Table Amounts in Thousands)

(3) Investment Securities Held to Maturity and Available-for-Sale: (Continued)
    -------------------------------------------------------------
    Investment securities available-for-sale:

                                                          Estimated
                                           Amortized        Fair
                                              Cost          Value
                                              ----          -----

U.S. Treasury securities and obligations
  of U.S. Government agencies:
     Maturing within one year               $ 8,063          8,057
     Maturing from one to five years          2,022          2,020
                                            -------         ------
                                            $10,085         10,077
                                            =======         ======

The amortized cost and estimated fair value of investment securities held to maturity at December 31, 1996, by contractual maturity, are shown below.

                                                          Estimated
                                           Amortized        Fair
                                              Cost          Value
                                              ----          -----

U.S. Treasury securities and obligations
  of U.S. Government agencies:
     Maturing within one year               $6,004          6,011
     Maturing from one to five years         1,701          1,691
                                            ------          -----
                                            $7,705          7,702
                                            ======          =====

At December 31, 1997 and 1996, investment securities with amortized cost values of $2,027,000 and $2,000,000, respectively, were pledged as collateral as permitted or required by law.

There were no sales of investment securities available-for-sale in the years ended December 31, 1997, 1996, and 1995.

(4) Mortgage-backed Securities Held to Maturity:
    -------------------------------------------
The amortized cost and estimated fair values of mortgage-backed securities held to maturity at December 31, 1997 and 1996, are as follows:

                                            December 31, 1997
                             ---------------------------------------------
                                           Gross        Gross    Estimated
                             Amortized   Unrealized   Unrealized    Fair
                               Cost        Gains        Losses     Value
                               ----        -----        ------     -----
Mortgage-backed securities:
  FHLMC                      $  420            6             -       426
  FNMA                          881            9             4       886
                             ------         ----          ----     -----
   Total mortgage-backed
   securities held to
   maturity                 $ 1,301           15             4     1,312
                            =======         ====          ====     =====

                    Cavalry Banking and Subsidiaries

                    December 31, 1997, 1996 and 1995
                      (Table Amounts in Thousands)

(4) Mortgage-backed Securities Held to Maturity: (Continued)
    -------------------------------------------

                                            December 31, 1996
                             ---------------------------------------------
                                           Gross        Gross    Estimated
                             Amortized   Unrealized   Unrealized    Fair
                               Cost        Gains        Losses     Value
                               ----        -----        ------     -----

Mortgage-backed securities:
  FHLMC                       $  459           3             2       460
  FNMA                           960           4             7       957
                              ------        ----          ----     -----
   Total mortgage-backed
   securities held to
   maturity                   $1,419           7             9     1,417
                              ======        ====          ====     =====

There were no sales of mortgage-backed securities held to maturity in the years ended December 31, 1997, 1996, and 1995.

(5) Loans Held-for-Sale, Net and Loans Receivable, Net:
    --------------------------------------------------
Loans held for sale, net are summarized as follows:

                                                  1997     1996
                                                  ----     ----
One-to-four family loans                         $4,855   5,253
                                                 ------   -----
Total loans held for sale, net                   $4,855   5,253
                                                 ======   =====

The Bank originates most fixed rate loans for immediate sale to the Federal Home Loan Mortgage Corporation (FHLMC) or other investors. Generally, the sale of such loans is arranged at the time the loan application is received through commitments.

Loans receivable at December 31, 1997 and 1996, consisted of the following:

                                                       1997     1996
                                                       ----     ----
Loans secured by first mortgages on real estate:
  One-to-four family                               $ 82,930    81,279
  Multi-family                                        1,338     2,847
  Land                                               17,011    18,799
  Commercial real estate                             39,690    30,099
  Construction and development                       54,666    61,032
                                                   --------  --------
     Total first mortgage loans                     195,635   194,056
Second mortgage loans                                 2,783     1,964
Commercial loans                                     22,544    20,698
Consumer loans                                       30,564    28,533
                                                   --------  --------
                                                    251,526   245,251

                          Cavalry Banking and Subsidiaries

                         December 31, 1997, 1996 and 1995
                           (Table Amounts in Thousands)

(5) Loans Held-for-Sale, Net and Loans Receivable, Net: (Continued)
    --------------------------------------------------

Loans receivable at December 31, 1997 and 1996: (Continued)

Less:
  Loans in process                                   30,178    36,573
  Allowance for loan losses                           2,804     2,123
  Deferred loan fees, net                               710       702
  Loans held for sale                                 4,855     5,253
                                                   --------  --------
     Loans receivable, net                         $212,979   200,600
                                                   ========  ========

Loans are presented net of loans serviced for the benefit of others totaling approximately $116.0 million, $123.3 million and $132.8 million at December 31, 1997, 1996 and 1995, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow amounts, disbursing payments to investors and foreclosure processing.

Impaired loans and related allowances for loan losses have been identified and calculated in accordance with the provisions of SFAS 114. The total allowance for loan losses has been determined in accordance with the provisions of SFAS 5, Accounting for Contingencies. As such, the Bank has provided amounts for anticipated losses that exceed the immediately identified losses associated with loans that have been deemed impaired. Provisions have been made and established accordingly, based upon experience and expectations, for losses associated with the general population of loans, specific industry and loan types, including residential and consumer loans which are not subject to the provisions of SFAS 114.

No loans were considered impaired at December 31, 1997 and 1996.

Activity in the allowance for loan losses, consisted of the following:

                                         1997       1996        1995
                                         ----       ----        ----
Balance at beginning of period         $2,123      1,997        1,776
Provision for loan losses                 700        120           80
Recoveries                                 30        218          192
Charge-offs                               (49)      (212)         (51)
                                       ------      -----        -----
      Balance at end of period         $2,804      2,123        1,997
                                       ======      =====        =====

Nonaccrual loans totaled approximately $150,000 and $51,000 at December 31, 1997 and 1996, respectively. Interest income foregone on such loans was approximately $9,500, $10,300 and $21,100 during the years ended December 31, 1997, 1996 and 1995, respectively. The Bank is not committed to lend additional funds to borrowers whose loans have been placed on a nonaccrual basis.

                      Cavalry Banking and Subsidiaries

                      December 31, 1997, 1996 and 1995
                        (Table Amounts in Thousands)

(5) Loans Held-for-Sale, Net and Loans Receivable, Net: (Continued)
    --------------------------------------------------
    Loans in arrears three months or more were as follows:

                                            Amount    % of loans
                                            ------    ----------

December 31, 1997                           $  98        0.05%
                                            =====        ====
December 31, 1996                           $  25        0.01%
                                            =====        ====

The Bank's policy is to make consumer and mortgage loans to directors, officers, and employees pursuant to board of directors' approval.

The following summarizes the activity of these loans:

                                                    1997        1996
                                                    ----        ----

Balance at beginning of period                      $542         104
New loans                                            738         645
Principal repayments                                (819)       (207)
                                                    ----        ----
Balance at end of period                            $461         542
                                                    ====        ====

In the opinion of management, such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features.

(6) Office Properties and Equipment, Net:
    ------------------------------------
Office properties and equipment, less accumulated depreciation and amortization, consisted of the following at December 31, 1997 and 1996:

                                                    1997        1996
                                                    ----        ----

Land                                             $  2,525       2,088
Office buildings                                    4,190       3,363
Furniture, fixtures, and equipment                  5,918       4,422
Leasehold improvements                                224         150
Automobiles                                           107          96
Construction in process                                 1           8
                                                  -------      ------
                                                   12,965      10,127
Less accumulated depreciation and amortization      4,893       3,924
                                                  -------      ------
Office properties and equipment, net             $  8,072       6,203
                                                  =======      ======

                    Cavalry Banking and Subsidiaries

                    December 31, 1997, 1996 and 1995
                       (Table Amounts in Thousands)

(7) Required Investment in Stock of Federal Home Loan Bank:
    ------------------------------------------------------
The Bank is a member of the Federal Home Loan Bank (FHLB). As a member of this system, the Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Cincinnati in an amount equal to the greater of 1% of residential mortgage loans and mortgage-backed securities, or .3% of total assets of the Bank. At December 31, 1997, no additional investments are required. No ready market exists for the stock, and it has no quoted market value, but may be redeemed for face value by the FHLB if the Bank withdraws its membership. Accordingly, this investment is carried at the Bank's historical cost.

(8) Mortgage Servicing Rights:
    --------------------------
An analysis of the activity for originated mortgage servicing rights is as follows:

Balance of adoption of Statement of
  SFAS 122 on January 1, 1996                                    $    -
     Originations                                                    29
     Amortization                                                    (6)
                                                                 ------
Balance, December 31, 1996                                           23
Originations                                                        257
Amortization                                                        (68)
                                                                 ------
Balance, December 31, 1997                                       $  212
                                                                 ======
(9) Deposits:
    ---------
Savings, demand, and time deposit account balances are summarized as follows:

                                             December 31, 1997
                                     ---------------------------------
                                       Weighted
         Type of Account             Average Rate               Amount
         ---------------             ------------               ------
Personal accounts                        --  %                  $ 25,851
NOW accounts                           1.67                       31,553
Savings accounts                       1.99                       15,239
Certificates of deposit                5.30                      132,881
Money market accounts                  4.19                       42,743
                                                                --------
                                                                $248,267
                                                                ========

                   Cavalry Banking and Subsidiaries

                  December 31, 1997, 1996 and 1995
                    (Table Amounts in Thousands)

(9) Deposits: (Continued)
    ---------
Savings, demand, and time deposit account balances: (Continued)


                                              December 31, 1996
                                     --------------------------------
                                       Weighted
      Type of Account                Average Rate              Amount
      ---------------                ------------              ------
Personal accounts                        -- %                 $ 19,844
NOW accounts                           1.69                     27,735
Savings accounts                       1.99                     15,806
Certificates of deposit                5.38                    122,649
Money market accounts                  4.32                     28,499
                                                              --------
                                                              $214,533
                                                              ========

Scheduled maturities of certificates of deposit are as follows:

                                                December 31, 1997
                                     --------------------------------------
                                       Weighted
      Type of Account                Average Rate      Amount       Percent
      ---------------                ------------      ------       -------

1 year or less                           5.48%       $109,481        82.39%
Greater than 1 year through 2 years      5.63          16,538        12.45
Greater than 2 years through 3 years     6.17           2,654         2.00
Greater than 3 years through 4 years     5.57             816         0.61
Greater than 4 years through 5 years     5.88           3,392         2.55
                                                     --------       ------
                                                     $132,881       100.00%
                                                     ========       ======

                                                December 31, 1996
                                     --------------------------------------
                                       Weighted
      Type of Account                Average Rate      Amount       Percent
      ---------------                ------------      ------       -------

1 year or less                           3.77%       $ 92,104         75.10%
Greater than 1 year through 2 years      5.58          22,487         18.33
Greater than 2 years through 3 years     5.82           4,902          4.00
Greater than 3 years through 4 years     6.06           3,153          2.57
Greater than 4 years through 5 years     6.24               3            --
                                                     --------        ------
                                                     $122,649        100.00%
                                                     ========        ======

                   Cavalry Banking and Subsidiaries

                  December 31, 1997, 1996 and 1995
                    (Table Amounts in Thousands)

(9) Deposits: (Continued)
    ---------
Certificates of deposit in excess of $100,000 were approximately $28.9 million and $20.9 million at December 31, 1997 and 1996, respectively.

The FDIC insures deposits of account holders up to $100,000 per insured depositor. To provide for this insurance, the Bank must pay a risk-based annual assessment which considers the financial soundness of the institution and capitalization level (note 17). At December 31, 1997, the Bank was assessed at the FDIC's lowest assessment level, as a well capitalized institution.

Interest expense on deposit balances for the years ended is summarized as follows:

                                        1997             1996          1995
                                        ----             ----          ----

Savings accounts                       $  302             350            399
Money market and NOW accounts           1,955           1,595          1,145
Certificates of deposit                 7,032           6,287          6,096
                                       ------          ------         ------
                                       $9,289           8,232          7,640
                                       ======          ======         ======

(10) Advance from the Federal Home Loan Bank:
     ----------------------------------------
As of December 31, 1997 and 1996, no funds are owed to the Federal Home Loan Bank of Cincinnati (FHLB). Available advances were $12,100,000 and $10,000,000 at December 31, 1997 and 1996, respectively, and are secured by a blanket agreement to maintain residential first mortgage loans with a principal value of 150% of the outstanding advances and has a variable interest rate.

By pledging additional residential first mortgage loans, the Bank can increase its borrowings from the FHLB to $47,622,000 at December 31, 1997.

(11) Income Taxes:
     -------------
The components of income tax expense (benefit) are as follows:

                                        1997             1996          1995
                                        ----             ----          ----

Current income tax expense:
  Federal                             $1,991            1,775         1,541
  State                                  333              210           210
                                      ------            -----         -----
     Total current income tax
      expense                          2,324            1,985         1,751
                                      ------            -----         -----
Deferred income tax expense (benefit):
  Federal                               (392)            (215)          (35)
  State                                  (21)             (16)           (5)
                                      ------            -----         -----
     Total deferred income tax
      benefit                           (413)            (231)          (40)
                                      ------            -----         -----
  Income tax expense                  $1,911            1,754         1,711
                                      ======            =====         =====

               Cavalry Banking and Subsidiaries

                December 31, 1997, 1996 and 1995
                  (Table Amounts in Thousands)

(11) Income Taxes: (Continued)
     -------------
The following table presents a reconciliation of the provision for income taxes as shown in the consolidated statements of earnings with that which would be computed by applying the statutory federal income tax rate of 34% to earnings before income taxes.


                                      1997            1996          1995
                                 -------------    -----------    -----------

Tax expense at statutory rates   $1,738  34.0%    1,553  34.0    1,670  34.0
Increases (decrease) in taxes
  resulting from:
State income tax, net of
   federal effect                   206   4.0       128   2.8      136   2.8
Other, net                          (33)  (.6)       73   1.6      (95) (2.0)
                                 ------ -----    ------ -----   ------ -----
     Total income tax expense    $1,911  37.4%    1,754  38.4    1,711  34.8
                                 ====== =====    ====== =====   ====== =====

During 1996, legislation was passed which repealed the percentage of taxable income reserve method of accounting for bad debts being utilized by the Bank, effective for tax years beginning after 1995. The new law required that, prospectively, the Bank account for bad debts utilizing the experience reserve method beginning in tax year 1996.

The law also required that the Bank would be taxed on "applicable excess reserves" which is determined by calculating the difference between the balance of reserves as of the tax year ended 1995 and pre-1988 reserves.
These "applicable excess reserves" will be taxed over a six-taxable year period beginning in 1996 unless a residential loan requirement is met. If the residential loan requirement is met in 1996 and 1997, the payment of the tax will commence in 1998. The Bank met the requirement in 1997 and 1996.

The Bank's computed "applicable excess reserves" totaled $1,956,670 and, based on an effective tax rate of 34%, would render additional tax of $665,268.
This computed tax is recorded as income taxes payable as of December 31, 1997 and 1996.

The tax effects of temporary differences that give rise to the significant portions of deferred tax asset and liabilities at December 31, 1997 and 1996, are as follows:

                Cavalry Banking and Subsidiaries

                December 31, 1997, 1996 and 1995
                  (Table Amounts in Thousands)

(11) Income Taxes: (Continued)
     -------------
                                                    1997           1996
                                                    ----           ----
Deferred tax assets:
Loans receivable, allowance for loan losses       $1,065             806
Deferred loan fees                                   266             266
Office properties and equipment                      201              --
Other                                                 40              20
                                                  ------            ----

Total deferred tax asset                           1,572           1,092
                                                  ------            ----
Deferred tax liabilities:
FHLB stock                                           317             275
Other                                                 87              62
                                                  ------            ----

Total deferred tax liability                         404             337
                                                  ------            ----
Net deferred tax asset                            $1,168             755
                                                  ======            ====

SFAS 109, Accounting for Income Taxes, requires that the tax benefit of deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not." In accordance with SFAS 109, the realization of tax benefits of deductible temporary differences depends on whether the Bank has sufficient taxable income within the carryback and carryforward period permitted by tax law to allow for utilization of the deductible amounts. Taxable income in the carryback period and estimates of taxable income in the carryforward period were expected to be sufficient to utilize such differences. As such, no valuation allowance was established at December 31, 1997 or 1996.

(12) Pension Plan:
     -------------
The Bank sponsors a defined benefit pension plan and a 401(k) savings plan to provide employees income at retirement. All employees of the Bank are eligible to participate in both plans upon attainment of age 21 and completion of one year of service. Both plans are administered by a pension committee appointed by the Board of Directors of the Bank.

Under the defined benefit pension plan, the Bank contributes actuarially determined amounts necessary to fund plan benefits of at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. No contributions are required or allowed by employees.

             Cavalry Banking and Subsidiaries

            December 31, 1997, 1996 and 1995
              (Table Amounts in Thousands)

(12) Pension Plan: (Continued)
     -------------
Net pension expense included the following components for the years ended December 31, 1997, 1996 and 1995:

                                                   1997      1996      1995
                                                   ----      ----      ----
Service cost for benefits earned during the
 period                                            $167       151       111
Interest cost on projected benefit obligation       121       104        86
Actual net return on plan assets                   (170)      (84)     (169)
Net amortization and deferrals                       66        (1)       99
                                                   ----       ---       ---
Net periodic pension expense before plan
 curtailment                                        184       170       127

Loss due to plan curtailment                         36        --        --

Minimum liability adjustment                        348        --        --
                                                   ----       ---       ---
Net periodic pension expense                       $568       170       127
                                                   ====       ===       ===

The following table sets forth the defined benefit pension plan's funded status and amounts recognized in the Bank's consolidated balance sheets for December 31, 1997 and 1996.
                                                       1997         1996
                                                       ----         ----
Plan assets at fair value, primarily bonds           $1,726         1,312
                                                     ======         =====
Actuarial present value of benefit for service
rendered to date:
Accumulated benefit obligation, including vested
benefits of $1,905,036 and $714,198, respectively    $1,905           812
Additional benefits based on projected future
compensation                                             --           832
                                                     ------         -----
Projected benefit obligation                         $1,905         1,644
                                                     ======         =====

Plan assets less than projected benefit obligation   $ (179)         (332)
Unrecognized prior service cost                          --            39
Unrecognized net loss from past experience,
different from that assumed and effects of changes
in assumptions                                         447            521
Unrecognized net transition asset at January 1, 1989   (99)          (109)
Minimum liability adjustment                          (348)            --
                                                     ------         -----

(Accrued) prepaid pension expense                   $ (179)           119
                                                     ======         =====

               Cavalry Banking and Subsidiaries

               December 31, 1997, 1996 and 1995
                 (Table Amounts in Thousands)

(12) Pension Plan: (Continued)
     -------------
The weighted average discount rate used in determining the actuarial present value was 7.25% and 7% for the years ended December 31, 1997 and 1996, respectively. The rate of increase in future compensation levels used in determining the actuarial present value was 5% for the year ended December 31, 1996. The expected long-term rate of return on plan assets was 8% in 1997 and 1996.

On October 9, 1997, the Board of Directors of the Bank elected to terminate the defined benefit pension plan, effective December 31, 1997. The termination of the plan resulted in the Bank realizing a pre-tax curtailment loss of $36,000 and a minimum liability adjustment of $348,000 during the last quarter of 1997.

On January 1, 1993, management adopted the 401(k) savings plan (the Plan) for employees of the Bank. Employees may enter the plan on January 1 or July 1, whichever occurs first, after completion of eligibility requirements. Management has contributed 2% of employees' earnings to the Plan on the employees' behalf. Employees are allowed to contribute up to 15% of earnings and, in addition, management will match employee contributions up to 3%. The expense incurred by the Plan for the years ended December 31, 1997, 1996 and 1995 was $90,549, $142,584 and $141,523, respectively.

(13) Retained Earnings:
     ------------------
The Bank has been allowed a special bad debt deduction for Federal income tax purposes, limited generally to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. The Bank could use each year for Federal income tax purposes the greater of this percentage deduction or actual charge-offs of loans. If the amounts that qualify as deductions under the percentage method for Federal income tax purposes are later used for purposes other than for bad debt losses, they would be subject to Federal income tax at the then current corporate rate. During 1996, legislation was passed prohibiting the utilization of percentage of taxable income reserve method (see note 11). Retained earnings at December 31, 1997 and 1996, include approximately $2,800,000, for which Federal income tax has not been provided.

(14) Regulatory Matters:
     -------------------
The amounts for retained earnings and net earnings reported to the Office of Thrift Supervision (OTS) agree to the amounts per the accompanying consolidated financial statements at December 31, 1997 and 1996, and for the years then ended.

                  Cavalry Banking and Subsidiaries

                  December 31, 1997, 1996 and 1995
                    (Table Amounts in Thousands)

(14) Regulatory Matters: (Continued)
     -------------------
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established a capital based supervisory system of Prompt Corrective Action
(PCA) for all insured depository institutions. The regulations adopted pursuant to FDICIA and effective December 19, 1992, established capital categories that determine the degree of supervisory PCA to which a depository institution could be subjected. The categories consist of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized". An institution is deemed to be "well capitalized" if (a) its risk-based capital ratio is 10% or greater, (b) its Tier 1 risk-based capital ratio is 6% or greater, and (c) its leverage ratio is 5% or greater. At December 31, 1997, the Bank was "well-capitalized."

When an insured depository institution's capital ratios fall below the "well-capitalized" level it becomes subject to a series of increasingly restrictive supervisory actions, to the point where a conservator or receiver must be designated for a "critically undercapitalized" institution unless certain certifications are made by the appropriate regulatory agencies. An institution is deemed to be "critically undercapitalized" if its ratio of Tier 1 capital to total assets is 2% or less.

The following table presents the Bank's retained earnings (equity capital) and regulatory capital ratios as of December 31, 1997 and December 31, 1996:


                                        December 31, 1997
                     ---------------------------------------------------------
                                                              Tier 1   Total
                                                     Core 1   risk-    risk-
                       Equity   Tangible  Tangible  leverage  based    based
                       capital  capital   equity    capital   capital  capital
                       -------  -------   ------    -------   -------  -------
Equity capital       $ 30,447    30,447    30,447    30,447    30,447   30,447
Nonincludable
 subsidiaries              --        --        --        --        --       --
Unrealized loss on
 investment
  securities
  available-for-
  sale                     --         5         5         5         5        5
General valuation
  allowances               --        --        --        --        --    2,804
                     --------   -------   -------   -------   -------  -------
Regulatory capital
 measure             $ 30,447    30,452    30,452    30,452    30,452   33,256
                     ========   =======   =======   =======   =======  =======
Total assets         $282,129
                     ========
Adjusted total
 assets                        $282,129   279,985   279,985
                               ========  ========  ========
Risk-weighted assets                                        $245,482   245,482
                                                            ========  ========
Capital ratio          10.79%    10.79%    10.88%    10.88%   12.40%    13.55%
                       ======    ======    ======    ======   ======    ======

                    Cavalry Banking and Subsidiaries

                    December 31, 1997, 1996 and 1995
                      (Table Amounts in Thousands)

(14) Regulatory Matters: (Continued)
     -------------------
                                        December 31, 1996
                     ---------------------------------------------------------
                                                              Tier 1   Total
                                                     Core 1   risk-    risk-
                       Equity   Tangible  Tangible  leverage  based    based
                       capital  capital   equity    capital   capital  capital
                       -------  -------   ------    -------   -------  -------

Equity capital        $ 27,250   27,250    27,250    27,250    27,250  27,250
Nonincludable
  subsidiaries              --       (2)       (2)       (2)       (2)     (4)
General valuation
  allowances                --       --        --        --        --   2,123
                      --------  -------   -------  --------  --------  ------
Regulatory capital
 measure              $ 27,250   27,248    27,248    27,248    27,248  29,369
                      ======== ========   =======  ========  ========  ======
Total assets          $244,964
                      ========

Adjusted total assets          $244,962   242,748   242,748
                               ========  ========  ========
Risk-weighted assets                                         $227,556  227,748
                                                             ========  =======
Capital ratio           11.12%   11.12%    11.22%    11.22%    11.97%   12.91%
                        =====    =====     =====     =====     =====    =====

The Bank's management believes that at December 31, 1997, that the Bank meets all capital requirements to which it is subject.

(15) Financial Instruments with Off-Balance-Sheet Risk:
     --------------------------------------------------
The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 1997 and 1996, unused lines of credit were approximately $25,287,000 and $16,770,000, respectively, with the majority having terms of one year for commercial and two to five years for consumer; outstanding letter of credit balances were approximately $7,345,000 and $8,804,000, respectively; and commitments to originate or purchase loans

               Cavalry Banking and Subsidiaries

               December 31, 1997, 1996 and 1995
                 (Table Amounts in Thousands)

(15) Financial Instruments with Off-Balance-Sheet Risk: (Continued)
     --------------------------------------------------
were approximately $42,270,000 and $44,715,000, respectively. The commitments to originate loans at December 31, 1997 were composed of variable rate loans of approximately $41,981,000 and fixed rate loans of approximately $289,000. The fixed rate loans had interest rates ranging from 5.125% to 8.50%. The commitments to originate loans at December 31, 1996 were composed of variable rate loans of approximately $36,850,000 and fixed rate loans of approximately $7,865,000. The fixed rate loans had interest rates ranging from 7.92% to 9.33%.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include property, plant, and equipment and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(16) Fair Value of Financial Instruments:
     ------------------------------------
Information about the fair value of the financial instruments in the consolidated balance sheets, which should be read in conjunction with note 1 and certain other notes to the consolidated financial statements presented elsewhere herein, is set forth as follows :

                                          1997                    1996
                                   -------------------    --------------------
                                             Estimated               Estimated
                                   Carrying     Fair      Carrying      Fair
                                   Amount      Value      Amount       Value
                                   ------      -----      ------       -----
Financial assets:
Cash and cash equivalents          $37,658    37,658      19,519       19,519
Investment securities available-
   for-sale                         10,077    10,077          --           --
Investment securities held to
 maturity                            1,700     1,700       7,705        7,702
Mortgage-backed securities held
   to maturity                       1,301     1,312       1,419        1,417

                 Cavalry Banking and Subsidiaries

                 December 31, 1997, 1996 and 1995
                   (Table Amounts in Thousands)

(16) Fair Value of Financial Instruments: (Continued)
     ------------------------------------

                                          1997                    1996
                                   -------------------    --------------------
                                             Estimated               Estimated
                                   Carrying     Fair      Carrying      Fair
                                   Amount      Value      Amount       Value
                                   ------      -----      ------       -----

Financial assets: (Continued)
 Loans receivable, net             212,979    215,759     200,600    202,792
Loans available for sale             4,855      4,855       5,253      5,253
Accrued interest receivable          1,724      1,724       1,446      1,446
Required investment in stock of
   the Federal Home Loan Bank        1,631      1,631       1,519      1,519
Financial liabilities:
Deposits with no stated maturity   115,386    115,386      91,884     91,884
Certificates of deposits           132,881    133,549     122,649    112,808
Off-balance sheet assets
 (liabilities):
Unused lines of credit                           --                     --
Standby letters of credit                        --                     --
Commitments to extend credit                     --                     --

(17) Federal Insurance Premiums:
     ---------------------------
During 1996, all Savings Association Insurance Fund (SAIF) members were required to pay a one-time special assessment to the FDIC on SAIF-assessable deposits to capitalize the SAIF at its target Designated Reserve Ratio of 1.25% of insured deposits effective October 1, 1996. The assessment was required to be applied against SAIF-assessable deposits as of March 31, 1995 with an assessment rate of 67.5 basis points. The expense incurred by the Bank for the years ended December 31, 1997, 1996 and 1995 was $111,603, $1,653,727 and $417,731, respectively.

Commitments and Contingencies:
------------------------------
In the normal course of the Bank's business, there are outstanding various commitments and contingent liabilities that have not been reflected in the consolidated statements. In the opinion of management, the financial position of the Bank will not be affected materially as a result of such commitments and contingent liabilities.

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the financial position of the Bank will not be affected materially by the outcome of such legal proceedings.

              Cavalry Banking and Subsidiaries

              December 31, 1997, 1996 and 1995
                (Table Amounts in Thousands)

(18) Commitments and Contingencies: (Continued)
     ------------------------------
The Bank's profitability depends to a large extent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits. Like most financial institutions, the Bank's interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Bank's interest earning assets consist primarily of mortgage loans and investments which adjust more slowly to changes in interest rates than its interest-bearing deposits. Accordingly, the Bank's earnings would be adversely affected during periods of rising interest rates.

(19) Conversion to Capital Stock Form of Ownership:
     ----------------------------------------------
On August 7, 1997, the Board of Directors of the Bank adopted a Plan of Conversion (Plan), to convert from a federally chartered mutual savings bank to a federally chartered capital stock savings bank with the concurrent formation of a holding company, Cavalry Bancorp, Inc. (Company), subject to the approval by regulatory authorities and depositors of the Bank. The conversion is expected to be accomplished through amendment of the Bank's state charter and the sale of the holding company's common stock in an amount equal to the consolidated pro forma market value of the holding company and the Bank after giving effect to the conversion. A subscription offering of the shares of common stock will be offered initially to eligible account holders, employee benefit plans of the Bank, supplemental eligible account holders and other members of the Bank. Any shares of common stock not sold in the offering are expected to be sold to the general public in a community offering.

At the time of conversion, the Bank will establish a liquidation account in an amount equal to its capital as of the date of the latest consolidated statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

Subsequent to the conversion, the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholder's equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

            Cavalry Banking and Subsidiaries

            December 31, 1997, 1996 and 1995
              (Table Amounts in Thousands)

(19) Conversion to Capital Stock Form of Ownership: (Continued)
     ----------------------------------------------
Conversion costs will be deferred and reduce the proceeds from the shares sold in conversion. If the conversion is not completed, all costs will be charged as expense. As of December 31, 1997, conversion costs of $191,773 have been incurred.

(20) Subsequent Event (Unaudited)
     ----------------
On March 16, 1998, Cavalry Bancorp, Inc. completed its initial common stock offering with the issuance of 7,538,250 shares at $10.00 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

      Not applicable.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      The Board of Directors of the Company is presently composed of nine members, who are elected for terms of three years, one-third of whom are elected annually in accordance with the Bylaws of the Company. The executive officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. The following table sets forth information with respect to the Directors and executive officers of the Company. Each Director of the Company is also a Director of the Bank.

                                  Age at                  Current
                                 December    Director      Term
     Name                        31, 1997    Since (1)    Expires
     ----                        --------    ---------    -------

     William H. Huddleston, III     68          1967        2000
     Gary Brown                     55          1984        2000
     Ed C. Loughry, Jr.             55          1982        1998
     Ronald F. Knight               47          1990        1999
     Frank E. Crosslin, Jr.         61          1985        1998
     Tim J. Durham      44          1986        1999
     Ed Elam            57          1977        1999
     James C. Cope      48          1992        1998
     Terry G. Haynes    40          1997        2000

     ------------
(1)  Includes prior service on Board of Directors of the Bank.

          Executive Officers of the Company and the Bank

                   Age at                     Position
                   December   --------------------------------------------
Name               31, 1997       Company                  Bank
----               --------       -------                  ----

William H.
  Huddleston, III     68    Chairman of the Board    Chairman of the Board

Gary Brown            55    Vice Chairman of the     Vice Chairman of the
                             Board                    Board

Ed C. Loughry, Jr.    55    President and Chief      President and Chief
                             Executive Officer        Executive Officer

Ronald F. Knight      47    Executive Vice           Executive Vice President
                             President and Chief      and Chief Operating
                             Operating Officer        Officer

Hillard C. "Bud"
 Gardner              49    Senior Vice President    Senior Vice President and
                             and Chief Financial      Chief Financial Officer
                             Officer

               (table continued on following page)

                   Age at                     Position
                   December   --------------------------------------------
Name               31, 1997       Company                  Bank
----               --------       -------                  ----

William S. Jones      37      Senior Vice President    Senior Vice President
                                                        and Trust  Officer/
                                                        Investor Relations
Ira B. Lewis, Jr.     51      Vice President/CRA       Vice President/CRA
                               Compliance Officer       Compliance Officer
                               and Secretary            and Secretary

R. Dale Floyd         47      --                       Senior Vice President

M. Glenn Layne        43      --                       Vice President

Joy B. Jobe           53      --                       Vice President

Biographical Information

      Set forth below is certain information regarding the Directors and executive officers of the Company and the Bank. Unless otherwise stated, each Director and executive officer has held his current occupation for the last five years. There are no family relationships among or between the Directors or executive officers.

      William H. Huddleston, III is a Civil Engineer and has been a part-time employee of Huddleston-Steele Engineering, Inc., an engineering company, Murfreesboro, Tennessee, since 1994. Prior to that time, Mr. Huddleston was President and Chief Executive Officer of Huddleston Engineering, Inc. from 1955 until 1993. Mr. Huddleston is Chairman of the Public Building Authority of Rutherford County and is a director of the Christy/Houston Foundation.

      Gary Brown is the owner and manager of Roscoe Brown, Inc., a heating and air conditioning company, Murfreesboro, Tennessee. Mr. Brown is a member of the Murfreesboro Water Sewer Department Board, the Electrical Examining Board and the Middle Tennessee State University Foundation Board.

      Ed C. Loughry, Jr. joined the Bank in 1968 and has served as President and Chief Executive Officer of the Bank since 1982. Mr. Loughry has served on the Boards of Directors of the Rutherford County Chamber of Commerce, United Way and Heart Fund, and currently serves as a director of the FHLB of Cincinnati, Tennessee Bankers Association, Rutherford County 20/20 and the Murfreesboro Conference Center Authority. He was selected Business Person of the Year in 1993 by the Chamber of Commerce.

      Ronald F. Knight joined the Bank in 1972 and has served as Executive Vice President and Chief Operating Officer since 1982. Mr. Knight serves on the Board of Directors of the Rutherford County Chamber of Commerce, the Tennessee Housing Development Agency, and is a committee member of the United Way and is co-founder of a local charity, "Christmas For The Children." Mr. Knight has also served as a director of the Tennessee Bankers Association.

      Frank E. Crosslin, Jr. is President and Chairman of the Board of Crosslin Supply Company, Inc., a building supply company, Smyrna, Tennessee. Mr. Crosslin is a member of the Rutherford County Industrial Bond Board, the Public Building Authority of Rutherford County and the Smyrna Economic Development Board. Mr. Crosslin is also a past director of the Tennessee Housing Development Agency.

      Tim J. Durham is the owner of Durham Realty & Auction, Inc., a real estate and auction service company, Murfreesboro, Tennessee. Mr. Durham is also a partner in D&H Development Co., commercial and residential developers. He is a member of the Murfreesboro Water and Sewer Board. He served on the Murfreesboro Planning

Commission for eight years and is a former member of the Board of Zoning Appeals. Mr. Durham is past President and Director of the Rutherford County Board of Realtors.

      Ed Elam is the Rutherford County Clerk, Murfreesboro, Tennessee, a position he has held since 1973. Mr. Elam is a member of the Christy/Houston Foundation Board and the Evergreen Cemetery Board.

      James C. Cope is a partner in the law firm, Murfree, Cope, Hudson & Scarlett, Murfreesboro, Tennessee. Mr. Cope serves as attorney for Rutherford County, Tennessee, Middle Tennessee Electric Membership Corporation, the Murfreesboro Housing Authority, the Smyrna/Rutherford County Airport Authority and otherwise engages in a general civil practice of law. He was past President of the Middle Tennessee State University Foundation and the Murfreesboro Rotary Club.

      Terry G. Haynes is the Chief Executive Officer, General Manager and Chief Operating Officer of Haynes Bros. Lumber Co., a retail building supply dealer located in Murfreesboro, Tennessee. Mr. Haynes is the Chairman of the Rutherford County Chamber of Commerce.

      Hillard C. "Bud" Gardner joined the Bank in 1981 and has been Senior Vice President and Chief Financial Officer since 1982. Mr. Gardner is a member of the Tennessee Society of Certified Public Accountants, the Security for Public Deposit Task Force, the American Institute of Certified Public Accountants and the Optimist International.

      David W. Hopper joined the Bank in 1992 and has been Senior Vice President and Trust Officer since that time. Mr. Hopper is a member of the Murfreesboro Rotary Club, the Hospice of Murfreesboro, and the Murfreesboro School Board.

      William S. Jones joined the Bank in 1992 and has been Senior Vice President since January 1997. Prior to that time, Mr. Jones was Vice President/Senior Vice President and Trust Officer of the Bank. Mr. Jones is an executive officer and a member of the Board of Trustees of the Middle Tennessee State University Foundation and a member of the Board of Trustees of the Middle Tennessee Medical Center Foundation.

      Ira B. Lewis, Jr. joined the Bank in 1993 and has been Vice
President/CRA Compliance Officer and Secretary since January 1996. Before joining the Bank, Mr. Lewis was a Field Examiner and Field Manager of the OTS's Nashville Area Office, an affiliate office of the OTS Central Regional Office, Chicago, Illinois.

      R. Dale Floyd joined the Bank in September 1987 and has been Senior Vice President since October 1988. As Senior Vice President, he supervises the Bank's mortgage lending activities, including originations, construction and land development lending and mortgage loan servicing. Mr. Floyd's civic activities include participation in Leadership Rutherford, Habitat for Humanity, Stones River Ducks Unlimited and Kids Castle Volunteers. Mr. Floyd is also a member of the Affordable Housing Advisory Council of the City of Murfreesboro.

      M. Glenn Layne joined the Bank in August 1994 with over 17 years of banking experience and has served as Vice President and Manager of Commercial and Consumer Lending since that time. Before joining the Bank Mr. Layne served as Vice President and Manager of a Commercial Lending Group with Sun Trust Bank. Mr Layne is an active member of the Murfreesboro Downtown Lions Club and the Belle Aire Baptist Church.

      Joy B. Jobe joined the Bank in May 1995 with over 24 years of banking experience and serves as Vice President of Retail Banking and Business Development. Before joining the Bank Ms. Jobe was a Commercial Loan Officer, Relationship Manager and Assistant Vice President with Sun Trust Bank. Ms. Jobe is a member of the Rotary Club and the American Red Cross.

Item 11.    Executive Compensation
----------------------------------

      Summary Compensation Table. The following information is furnished for Messrs. Loughry and Knight. No other executive officer of Company received salary and bonus in excess of $100,000 during the year ended December 31, 1997.

                               Annual Compensation(1)
                         ---------------------------------------
                                                   Other Annual     All Other
Name and                                             Compensa-      Compensa-
Position                 Year     Salary     Bonus   tion(2)        tion(3)
--------                 ----     ------     -----   -------        -------

Ed C. Loughry, Jr.       1997    $162,000    $45,360       --        $29,143
President and Chief
Executive Officer        1996     140,000     43,120       --         18,432

Ronald F. Knight         1997    $135,000    $37,800       --        $25,143
Executive Vice
President and Chief      1996     120,000     36,960       --         16,332
Operating Officer

----------------------
(1) Compensation information for the year ended December 31, 1995 has been omitted as the Company was not a public company nor a subsidiary thereof at such times.
(2) The aggregate amount of perquisites and other personal benefits was less than 10% of the total annual salary and bonus reported.
(3) Includes employer paid medical, dental, group term life and disability insurance premiums and employer 401(k) and pension plan contributions.

      Employment Agreements. The Company and the Bank (collectively, the "Employers") have entered into three-year employment agreements ("Employment Agreements") with Messrs. Loughry and Knight (individually, the "Executive"). Under the Employment Agreements, the initial salary levels for Messrs. Loughry and Knight are $162,000 and $135,000, respectively, which amounts are paid by the Bank and may be increased at the discretion of the Board of Directors or an authorized committee of the Board. On each anniversary of the commencement date of the Employment Agreements, the term of each agreement may be extended for an additional year at the discretion of the Board. The agreement is terminable by the Employers at any time, by the Executive if the Executive is assigned duties inconsistent with his initial position, duties, responsibilities and status, or upon the occurrence of certain events specified by federal regulations. In the event that an Executive's employment is terminated without cause or upon the Executive's voluntary termination following the occurrence of an event described in the preceding sentence, the Bank would be required to honor the terms of the agreement through the expiration of the current term, including payment of current cash compensation and continuation of employee benefits.

      The Employment Agreements also provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Employers. Severance payments also will be provided on a similar basis in connection with a voluntary termination of employment where, subsequent to a change in control, an Executive is assigned duties inconsistent with his position, duties, responsibilities and status immediately prior to such change in control. The term "change in control" is defined in the agreement as having occurred when, among other things, (a) a person other than the Company purchases shares of Common Stock pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the Board of Directors changes as the result of a contested election, or (d) shareholders of the Company approve a merger, consolidation, sale or disposition of all or substantially all of the Company's assets, or a plan of partial or complete liquidation.

      The maximum value of the severance benefits under the Employment Agreements is 2.99 times the Executive's average annual compensation during the five-year period preceding the effective date of the change in control (the "base amount"). The Employment Agreements provide that the value of the maximum benefit may be distributed, at the Executive's election, (i) in the form of a lump sum cash payment equal to 2.99 times the Executive's base amount or (ii) a combination of a cash payment and continued coverage under the Employers' health, life and disability programs for a 36-month period following the change in control, the total value of which does not exceed 2.99 times the Executive's base amount. Assuming that a change in control had occurred at September 30, 1997 and that each Executive elected to receive a lump sum cash payment, Messrs. Loughry and Knight would be entitled to payments of approximately $566,000 and $491,000, respectively. Section 280G of the Internal Revenue Code of 1986, as amended ("Code"), provides that severance payments that equal or exceed three times the individual's base amount are deemed to be "excess parachute payments" if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of such excess payments, and the Employers would not be entitled to deduct the amount of such excess payments.

      The Employment Agreements restrict each Executive's right to compete against the Employers for a period of one year from the date of termination of the agreement if an Executive voluntarily terminates employment, except in the event of a change in control.

Directors' Compensation

      All directors, other than the Chairman of the Board and the Vice-Chairman of the Board, receive a monthly fee of $1,000. The Chairman of the Board receives a monthly fee of $1,200 and the Vice-Chairman of the Board receives a monthly fee of $1,050. Outside directors receive an additional fee of $200 per Executive Committee, Audit Committee and Trust Committee meeting attended. Directors' fees totalled $95,750 for the year ended December 31, 1997. Directors' fees are paid by the Bank and, no separate fees are paid for service on the Company's Board of Directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

      Persons and groups who beneficially own in excess of 5% of the Company's Common Stock are required to file certain reports disclosing such ownership pursuant to the Exchange Act. Based on such reports, the following table sets forth, as of March 18, 1998, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock. Management knows of no persons other than those set forth below who beneficially owned more than 5% of the outstanding shares of Common Stock at March 18, 1998. The following table also sets forth, as of March 18, 1998, information as to the shares of Common Stock beneficially owned by each director, by the named executive officers of the Company, and by all executive officers and directors of the Corporation as a group.

                                     Number of Shares       Percent of Shares
Name                               Beneficially Owned (1)      Outstanding
----                               ----------------------   -----------------

Beneficial Owners of More Than 5%

Cavalry Banking Employee Stock
  Stock Ownership Plan Trust             603,060                   8.0%

Directors

William H. Huddleston, III               70,689                   0.94
Gary Brown                               91,104                   1.21
Frank E. Crosslin, Jr.                   65,550                   0.87
Tim J. Durham                            76,329                   1.01
Ed Elam                                  31,497                   0.42
James C. Cope                            32,519                   0.43
Terry G. Haynes                          91,249                   1.21

Named Executive Officers(2)

Ed C. Loughry, Jr.                       42,355                   0.56
Ronald F. Knight                         43,495                   0.58

All Executive Officers and
 Directors as a Group (16 persons)      732,207                   9.71

---------------
*   Less than 1 percent of shares outstanding.
(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has voting or investment power with respect to such security. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.
(2) Under SEC regulation, the term "named executive officer" is defined to include the chief executive officer, regardless of compensation level, and the four most highly compensated executive officers, other than the chief executive officer, whose total annual salary and bonus for the last completed fiscal year exceeded $100,000. Messrs. Ed C. Loughry, Jr. and Ronald F. Knight were the Company's only "named executive officers" for the year ended December 31, 1997. Messrs. Loughry and Knight also are directors of the Company.

(c) Changes In Control

     The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.    Certain Relationships and Related Transactions
----------------------------------------------------------

     Federal regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee) and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank's policy is not to make any new loans or extensions of credit to the Bank's executive officers and directors at different rates or terms than those offered to the general public. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his related interests, are in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors. See
Item 1, "Business -- Regulation -- Federal Regulation of Savings Associations -- Transactions with Affiliates" contained herein. The aggregate amount of loans by the Bank to its executive officers and directors was approximately $461,000 at December 31, 1997.

     President and Chief Executive Officer Ed C. Loughry, Jr.'s wife is a principal partner in an insurance agency from which the Bank purchases some of its insurance coverage. Mr. Loughry has no ownership interest in the insurance agency and does not participate in its business affairs. Mrs. Loughry is not paid any direct commissions on sales to the Bank. Premiums paid to the insurance agency by the Bank amounted to approximately $75,500 for the year ended December 31, 1997.

     Director Cope's law firm provides periodic routine legal services to the Bank. The Bank paid legal fees to the firm of approximately $18,500 for the year ended December 31, 1997. This amount did not represent more than 5% of the law firm's gross revenues for the law firm's last full fiscal year.

     Periodically, the Bank has used the services of Director Brown's heating and air conditioning company for maintenance and repair work to the Bank's office facilities. The Bank paid to Mr. Brown's company approximately $7,000 during the year ended December 31, 1997 for work performed.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

    (a)  Exhibits

         3.1   Charter of the Registrant*
         3.2   Bylaws of the Registrant*
         10.1  Employment Agreement with Ed C. Loughry, Jr.
         10.2  Employment Agreement with Ronald F. Knight
         10.3  Severance Agreement with Hillard C. Gardner
         10.4  Severance Agreement with Ira B. Lewis
         10.5  Severance Agreement with R. Dale Floyd
         10.6  Severance Agreement with M. Glenn Layne
         10.7  Severance Agreement with Joy B. Jobe
         10.8  Severance Agreement with William S. Jones
         10.9  Severance Agreement with David W. Hopper
         10.10 Cavalry Banking Key Personnel Severance Compensation Plan
         10.11 Cavalry Banking Employee Stock Ownership Plan
         21    Subsidiaries of the Registrant
         23    Consent of Rayburn, Betts & Bates, P.C.
         27    Financial Data Schedule

--------------------------
    * Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).

    (b)  Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                            SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CAVALRY BANCORP, INC.


Date:  March 30, 1998           By:/s/Ed C. Loughry, Jr.
                                   ----------------------------------------
                                   Ed C. Loughry, Jr.
                                   President and Chief Executive Officer

      Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                        TITLE                           DATE

/s/Ed C. Loughry, Jr.
---------------------------  Chief Executive Officer,         March 30, 1998
Ed C. Loughry, Jr.           President and Director
                             (Principal Executive Officer)

/s/Hillard C. "Bud" Gardner
---------------------------  Senior Vice President and        March 30, 1998
Hillard C. "Bud"             Chief Financial Officer
 Gardner                     (Principal Financial and
                             Accounting Officer)

/s/William H. Huddleston, III
---------------------------  Chairman of the Board            March 30, 1998
William H. Huddleston, III

/s/Gary Brown
---------------------------  Vice Chairman of the Board       March 30, 1998
Gary Brown

/s/Ronald F. Knight
--------------------------   Director, Executive Vice         March 30, 1998
Ronald F. Knight              President and Chief Operating
                              Officer

/s/Frank E. Crosslin, Jr.
---------------------------  Director                         March 30, 1998
Frank E. Crosslin, Jr.

/s/Tim J. Durham
---------------------------  Director                         March 30, 1998
Tim J. Durham

/s/Ed Elam
---------------------------  Director                         March 30, 1998
Ed Elam

/s/James C. Cope
---------------------------  Director                         March 30, 1998
James C. Cope

/s/Terry G. Haynes
---------------------------  Director                         March 30, 1998
Terry G. Haynes

                           Exhibit 10.1

           Employment Agreement with Ed C. Loughry, Jr.

                      EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made effective as of March 2, 1998, by and between CAVALRY BANKING (the "BANK"), CAVALRY BANCORP, INC. (the "COMPANY"), a Tennessee corporation; and ED C. LOUGHRY, JR. ("EXECUTIVE").

     WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

     WHEREAS, the BANK wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

     WHEREAS, EXECUTIVE is willing to serve in the employ of the BANK on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, EXECUTIVE agrees to serve as President and Chief Executive Officer of the BANK. During said period, EXECUTIVE also agrees to serve, if elected, as an officer and director of the COMPANY or any subsidiary or affiliate of the COMPANY or the BANK. Executive shall render administrative and management duties to the BANK such as are customarily performed by persons situated in a similar executive capacity.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the BANK (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the BANK will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the BANK; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the BANK, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The BANK shall pay EXECUTIVE as compensation a salary of $162,000 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the BANK. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the BANK shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the BANK.

     (b) The BANK will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the BANK will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the BANK in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the BANK, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

     (c)  In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the BANK shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the BANK of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof;
(ii) EXECUTIVE's resignation
from the BANK's employ, upon (A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 25 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the BANK, or (D) any material breach of this Agreement by the BANK. Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the BANK shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the BANK is not in compliance with its minimum capital requirements or if such payments would cause the BANK's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the BANK is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the BANK. For purposes of this Agreement, a "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) there occurs a change in control of the BANK or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the BANK representing twenty-five percent (25%) or more of the combined voting power of the COMPANY's or the BANK's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the BANK changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the BANK approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the BANK's assets, or a plan of partial or complete liquidation.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the BANK or the COMPANY has reasonably determined that a Change in Control (as defined herein) has occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs
(c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve (12) months of the effective date of a Change in Control following any material demotion, loss of title, office or significant authority, material reduction in his annual compensation or benefits (other than a reduction affecting the BANK's personnel generally), or the relocation of his principal place of employment by more than 25 miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
2.99 times EXECUTIVE's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the BANK on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the BANK or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.   TERMINATION FOR DISABILITY.

     (a) If EXECUTIVE shall become disabled as defined in the BANK's then current disability plan (or, if no such plan is then in effect, if EXECUTIVE is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the BANK may terminate EXECUTIVE's employment for "Disability."

     (b) Upon EXECUTIVE's termination of employment for Disability, the BANK will pay EXECUTIVE, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of EXECUTIVE's bi-weekly rate of Base Salary on the
effective date of such termination.   These disability payments shall commence
on the effective date of EXECUTIVE's termination and will end on the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE attaining the age of sixty-five (65); or (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to EXECUTIVE under any plan of the BANK providing disability benefits to EXECUTIVE.

     (c) The BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE's attaining the age of sixty-five (65); (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to EXECUTIVE during any period during which EXECUTIVE is incapable of performing his duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

     Termination by the BANK of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the BANK or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the BANK shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, other than in connection with an Event of Termination, the BANK shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the BANK, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of Termination for Cause pursuant to Section 10 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.

     9.   REQUIRED PROVISIONS.

     (a) The BOARD may terminate EXECUTIVE's employment at any time, but any termination by the BOARD, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 8 herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal

Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and
(ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.  NOTICE.

     (a) Any purported termination by the BANK or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination . In the event of EXECUTIVE's

Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by EXECUTIVE in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence.

11.  NON-COMPETITION.

     (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the BANK and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the BANK and/or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the BANK and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the BANK and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 11(a) agree that in the event of any such breach by EXECUTIVE, the BANK and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 4 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the BANK and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the BANK and/or the COMPANY from pursuing any other remedies available to the BANK and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

     (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the BANK and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the BANK. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the BANK. In the event of a breach or threatened breach by EXECUTIVE of the provisions of this Section, the BANK will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the BANK from pursuing any other remedies available to the BANK for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

12.  SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

13.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the BANK or any predecessor of the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.  NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the BANK, the COMPANY and their respective successors and assigns.

15.  MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.  SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.  HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.  GOVERNING LAW.

     This Agreement shall be governed by the laws of the State of Tennessee, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.  PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK, if EXECUTIVE is successful pursuant to a legal judgment, arbitration or settlement.

21.  INDEMNIFICATION.

     The BANK shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the BANK (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements. The provisions of 12 C.F.R. 545.121 shall apply to the BANK's obligations under this Section 21.

22.  SUCCESSOR TO THE BANK OR THE COMPANY.

     The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 2 day of March, 1998.

ATTEST:                                 CAVALRY BANKING




/S/IRA B. LEWIS, JR.                       /S/WILLIAM H. HUDDLESTON, III
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       WILLIAM H. HUDDLESTON, III

          [SEAL]


ATTEST:                                 CAVALRY BANCORP, INC.



/S/IRA B. LEWIS, JR.                       /S/WILLIAM H. HUDDLESTON, III
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       WILLIAM H. HUDDLESTON, III

          [SEAL]


WITNESS:


/S/BETHANY K. COLE                     /S/ED C. LOUGHRY, JR.
-------------------------------        ------------------------------------
BETHANY K. COLE                        ED C. LOUGHRY, JR.

                           Exhibit 10.2

            Employment Agreement with Ronald F. Knight

                      EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made effective as of March 1, 1998, by and between CAVALRY BANKING (the "BANK"), CAVALRY BANCORP, INC. (the "COMPANY"), a Tennessee corporation; and RONALD F. KNIGHT ("EXECUTIVE").

     WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

     WHEREAS, the BANK wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

     WHEREAS, EXECUTIVE is willing to serve in the employ of the BANK on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, EXECUTIVE agrees to serve as Executive Vice President and Chief Operating Officer of the BANK. During said period, EXECUTIVE also agrees to serve, if elected, as an officer and director of the COMPANY or any subsidiary or affiliate of the COMPANY or the BANK. Executive shall render administrative and management duties to the BANK such as are customarily performed by persons situated in a similar executive capacity.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the BANK (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the BANK will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the BANK; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the BANK, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The BANK shall pay EXECUTIVE as compensation a salary of $135,000 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the BANK. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the BANK shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full- time employees of the BANK.

     (b) The BANK will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the BANK will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the BANK in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the BANK, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

     (c)  In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the BANK shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the BANK of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) EXECUTIVE's resignation from the BANK's employ, upon (A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 25 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the BANK, or (D) any material breach of this Agreement by the BANK. Upon the occurrence of any event described in clauses
(A), (B), (C) or (D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the BANK shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the BANK is not in compliance with its minimum capital requirements or if such payments would cause the BANK's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the BANK is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term if the Agreement is less than one (1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the BANK. For purposes of this Agreement, a 'Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) there occurs a change in control of the BANK or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the BANK representing twenty-five percent (25%) or more of the combined voting power of the COMPANY's or the BANK's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the BANK changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the BANK approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the BANK's assets, or a plan of partial or complete liquidation.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the BANK or the COMPANY has reasonably determined that a Change in Control (as defined herein) has occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs
(c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve (12) months of the effective date of a Change in Control following any material demotion, loss of title, office or significant authority, material reduction in his annual compensation or benefits (other than a reduction affecting the BANK's personnel generally), or the relocation of his principal place of employment by more than 25 miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
2.99 times EXECUTIVE's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the BANK on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the BANK or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.   TERMINATION FOR DISABILITY.

     (a) If EXECUTIVE shall become disabled as defined in the BANK's then current disability plan (or, if no such plan is then in effect, if EXECUTIVE is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the BANK may terminate EXECUTIVE's employment for "Disability."

     (b) Upon EXECUTIVE's termination of employment for Disability, the BANK will pay EXECUTIVE, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of EXECUTIVE's bi-weekly rate of Base Salary on the effective date of such termination. These disability payments shall commence on the effective date of EXECUTIVE's termination and will end on the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE attaining the age of sixty-five (65); or (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to EXECUTIVE under any plan of the BANK providing disability benefits to EXECUTIVE.

     (c) The BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE's attaining the age of sixty-five (65); (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to EXECUTIVE during any period during which EXECUTIVE is incapable of performing his duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

     Termination by the BANK of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the BANK or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the BANK shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, other than in connection with an Event of Termination, the BANK shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the BANK, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of Termination for Cause pursuant to Section 10 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.

9.   REQUIRED PROVISIONS.

     (a) The BOARD may terminate EXECUTIVE's employment at any time, but any termination by the BOARD, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.   NOTICE.

      (a) Any purported termination by the BANK or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination . In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by EXECUTIVE in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence.

11.   NON-COMPETITION.

      (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the BANK and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the BANK and/or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such
termination.   EXECUTIVE agrees that during such period and within said
cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the BANK and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the BANK and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 11(a) agree that in the event of any such breach by EXECUTIVE, the BANK and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 4 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the BANK and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the BANK and/or the COMPANY from pursuing any other remedies available to the BANK and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

      (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the BANK and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the BANK. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and
activities of the BANK.   In the event of a breach or threatened breach by
EXECUTIVE of the provisions of this Section, the BANK will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the BANK from pursuing any other remedies available to the BANK for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

12.   SOURCE OF PAYMENTS.

      All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

13.   EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the BANK or any predecessor of the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.   NO ATTACHMENT.

      (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the BANK, the COMPANY and their respective successors and assigns.

15.   MODIFICATION AND WAIVER.

      (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.   SEVERABILITY.

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.   HEADINGS FOR REFERENCE ONLY.

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.   GOVERNING LAW.

      This Agreement shall be governed by the laws of the State of Tennessee, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.   ARBITRATION.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.   PAYMENT OF LEGAL FEES.

      All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK, if EXECUTIVE is successful pursuant to a legal judgment, arbitration or settlement.

21.   INDEMNIFICATION.

      The BANK shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the BANK (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements. The provisions of 12 C.F.R. 545.121 shall apply to the BANK's obligations under this Section 21.

22.   SUCCESSOR TO THE BANK OR THE COMPANY.

      The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 2 day of March, 1998.


ATTEST:                                 CAVALRY BANKING




/S/IRA B. LEWIS, JR.                       /S/WILLIAM H. HUDDLESTON, III
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       WILLIAM H. HUDDLESTON, III

          [SEAL]


ATTEST:                                 CAVALRY BANCORP, INC.



/S/IRA B. LEWIS, JR.                       /S/WILLIAM H. HUDDLESTON, III
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       WILLIAM H. HUDDLESTON, III

          [SEAL]


WITNESS:


/S/BETHANY K. COLE                     /S/RONALD F. KNIGHT
-------------------------------        ------------------------------------
BETHANY K. COLE                        RONALD F. KNIGHT

                           Exhibit 10.3

            Severance Agreement with Hillard C. Gardner

                            AGREEMENT

     This AGREEMENT is made effective as of February 26, 1998 by and between CAVALRY BANKING (the "BANK"); CAVALRY BANCORP, INC. ("COMPANY"), a Tennessee corporation; and HILLARD C. GARDNER ("EXECUTIVE").

     WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE has made to the BANK and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   Term Of Agreement

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twenty-four (24) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the BANK ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.   Payments To EXECUTIVE Upon Change In Control.

     (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any material demotion, loss of title, office or significant authority, material reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or the relocation of his principal place of employment by more than 25 miles from its location immediately prior to the Change in Control.

     (b) A "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) there occurs a change in control of the BANK or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R.
Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the BANK representing twenty-five percent (25%) or more of the combined voting power of the COMPANY's or the BANK's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the BANK changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the BANK approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the BANK's assets, or a plan of partial or complete liquidation.

     (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.   Termination

     (a)  Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to the greater of (i) one-twelfth of Executive's annual compensation times Executive's years of employment with the Bank (including partial years rounded up to the nearest whole month) as of the effective date of the Change in Control or (ii) Executive's annual compensation. For purposes of this Agreement, "annual compensation" shall mean and include all wages, salary, bonus, and other compensation, if any, paid (including accrued amounts) by the Company or the Bank as consideration for EXECUTIVE's service during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change in Control, which is or would be includable in the gross income of the EXECUTIVE receiving the same for federal income tax purposes. Such amount shall be paid to EXECUTIVE in a lump sum no later than thirty (30) days after the date of his termination.

     (b) Upon the occurrence of a Change in Control of the BANK followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the BANK shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. Such coverage and payments shall cease upon expiration of twelve
(12) months from the date of EXECUTIVE's termination.

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

     (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.   Effect On Prior Agreements And Existing Benefit Plans

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.   No Attachment

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the BANK and their respective successors and assigns.

6.   Modification And Waiver

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.   Required Provisions

     (a) The BOARD may terminate EXECUTIVE's employment at any time, but any termination by the BOARD, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 2(c) herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement may be terminated: (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.   Severability

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.   Headings For Reference Only

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.  Governing Law

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Tennessee, unless preempted by Federal law as now or hereafter in effect.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect.

11.  Source of Payments

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.  Payment Of Legal Fees

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13.   Successor To The BANK or the COMPANY

      The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.   Signatures

      IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 26 day of February, 1998.


ATTEST:                                 CAVALRY BANKING




/S/IRA B. LEWIS, JR.                       /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       ED C. LOUGHRY, JR.

          [SEAL]


ATTEST:                                 CAVALRY BANCORP, INC.



/S/IRA B. LEWIS, JR.                       /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       ED C. LOUGHRY, JR.

          [SEAL]


WITNESS:


/S/IRA B. LEWIS, JR.                   /S/HILLARD C. GARDNER
-------------------------------        ------------------------------------
IRA B. LEWIS, JR.                      HILLARD C. GARDNER

                           Exhibit 10.4

               Severance Agreement with Ira B. Lewis

                            AGREEMENT

     This AGREEMENT is made effective as of February 26, 1998 by and between CAVALRY BANKING (the "BANK"); CAVALRY BANCORP, INC. ("COMPANY"), a Tennessee corporation; and IRA B. LEWIS, JR. ("EXECUTIVE").

     WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE has made to the BANK and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   Term Of Agreement

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twenty-four (24) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the BANK ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.   Payments To EXECUTIVE Upon Change In Control.

     (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any material demotion, loss of title, office or significant authority, material reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or the relocation of his principal place of employment by more than 25 miles from its location immediately prior to the Change in Control.

     (b) A "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) there occurs a change in control of the BANK or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R.
Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the BANK representing twenty-five percent (25%) or more of the combined voting power of the COMPANY's or the BANK's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the BANK changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the BANK approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the BANK's assets, or a plan of partial or complete liquidation.

     (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.   Termination

     (a)  Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to the greater of (i) one-twelfth of Executive's annual compensation times Executive's years of employment with the Bank (including partial years rounded up to the nearest whole month) as of the effective date of the Change in Control or (ii) Executive's annual compensation. For purposes of this Agreement, "annual compensation" shall mean and include all wages, salary, bonus, and other compensation, if any, paid (including accrued amounts) by the Company or the Bank as consideration for EXECUTIVE's service during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change in Control, which is or would be includable in the gross income of the EXECUTIVE receiving the same for federal income tax purposes. Such amount shall be paid to EXECUTIVE in a lump sum no later than thirty (30) days after the date of his termination.

     (b) Upon the occurrence of a Change in Control of the BANK followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the BANK shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. Such coverage and payments shall cease upon expiration of twelve
(12) months from the date of EXECUTIVE's termination.

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

     (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.   Effect On Prior Agreements And Existing Benefit Plans

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.   No Attachment

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the BANK and their respective successors and assigns.

6.   Modification And Waiver

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.   Required Provisions

     (a) The BOARD may terminate EXECUTIVE's employment at any time, but any termination by the BOARD, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 2(c) herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement may be terminated: (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.   Severability

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.   Headings For Reference Only

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.  Governing Law

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Tennessee, unless preempted by Federal law as now or hereafter in effect.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect.

11.  Source of Payments

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.  Payment Of Legal Fees

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13.  Successor To The BANK or the COMPANY

     The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.  Signatures

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 26 day of February, 1998.


ATTEST:                                 CAVALRY BANKING




/S/HILLARD C. GARDNER                      /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
HILLARD C. GARDNER                      ED C. LOUGHRY, JR.

          [SEAL]


ATTEST:                                 CAVALRY BANCORP, INC.



/S/HILLARD C. GARDNER                      /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
HILLARD C. GARDNER                      ED C. LOUGHRY, JR.

          [SEAL]


WITNESS:


/S/HILLARD C. GARDNER                  /S/IRA B. LEWIS, JR.
-------------------------------        ------------------------------------
HILLARD C. GARDNER                     IRA B. LEWIS, JR.

                           Exhibit 10.5

              Severance Agreement with R. Dale Floyd

                            AGREEMENT

     This AGREEMENT is made effective as of February 26, 1998 by and between CAVALRY BANKING (the "BANK"); CAVALRY BANCORP, INC. ("COMPANY"), a Tennessee corporation; and RICHARD D. FLOYD ("EXECUTIVE").

     WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE has made to the BANK and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   Term Of Agreement

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twenty-four (24) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the BANK ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.   Payments To EXECUTIVE Upon Change In Control.

     (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any material demotion, loss of title, office or significant authority, material reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or the relocation of his principal place of employment by more than 25 miles from its location immediately prior to the Change in Control.

     (b) A "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) there occurs a change in control of the BANK or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R.
Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the BANK representing twenty-five percent (25%) or more of the combined voting power of the COMPANY's or the BANK's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the BANK changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the BANK approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the BANK's assets, or a plan of partial or complete liquidation.

     (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.   Termination

     (a)  Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to the greater of (i) one-twelfth of Executive's annual compensation times Executive's years of employment with the Bank (including partial years rounded up to the nearest whole month) as of the effective date of the Change in Control or (ii) Executive's annual compensation. For purposes of this Agreement, "annual compensation" shall mean and include all wages, salary, bonus, and other compensation, if any, paid (including accrued amounts) by the Company or the Bank as consideration for EXECUTIVE's service during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change in Control, which is or would be includable in the gross income of the EXECUTIVE receiving the same for federal income tax purposes. Such amount shall be paid to EXECUTIVE in a lump sum no later than thirty (30) days after the date of his termination.

     (b) Upon the occurrence of a Change in Control of the BANK followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the BANK shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. Such coverage and payments shall cease upon expiration of twelve
(12) months from the date of EXECUTIVE's termination.

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

     (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.   Effect On Prior Agreements And Existing Benefit Plans

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.   No Attachment

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the BANK and their respective successors and assigns.

6.   Modification And Waiver

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.   Required Provisions

     (a) The BOARD may terminate EXECUTIVE's employment at any time, but any termination by the BOARD, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 2(c) herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement may be terminated: (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.   Severability

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.   Headings For Reference Only

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.  Governing Law

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Tennessee, unless preempted by Federal law as now or hereafter in effect.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect.

11.  Source of Payments

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.  Payment Of Legal Fees

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13.  Successor To The BANK or the COMPANY

     The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.  Signatures

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 26 day of February, 1998.

ATTEST:                                 CAVALRY BANKING




/S/IRA B. LEWIS, JR.                       /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       ED C. LOUGHRY, JR.

          [SEAL]
                                        CAVALRY BANCORP, INC.



/S/IRA B. LEWIS, JR.                       /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       ED C. LOUGHRY, JR.

          [SEAL]

WITNESS:



/S/IRA B. LEWIS, JR.                       /S/R. Dale FLOYD
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       R. Dale FLOYD

                           Exhibit 10.6

              Severance Agreement with M. Glenn Layne

                            AGREEMENT

     This AGREEMENT is made effective as of February 26, 1998 by and between CAVALRY BANKING (the "BANK"); CAVALRY BANCORP, INC. ("COMPANY"), a Tennessee corporation; and MYRON G. LAYNE ("EXECUTIVE").

     WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE has made to the BANK and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   Term Of Agreement

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twenty-four (24) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the BANK ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.   Payments To EXECUTIVE Upon Change In Control.

     (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any material demotion, loss of title, office or significant authority, material reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or the relocation of his principal place of employment by more than 25 miles from its location immediately prior to the Change in Control.

     (b) A "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) there occurs a change in control of the BANK or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R.
Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the BANK representing twenty-five percent (25%) or more of the combined voting power of the COMPANY's or the BANK's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the BANK changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the BANK approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the BANK's assets, or a plan of partial or complete liquidation.

     (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.   Termination

     (a)  Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to the greater of (i) one-twelfth of Executive's annual compensation times Executive's years of employment with the Bank (including partial years rounded up to the nearest whole month) as of the effective date of the Change in Control or (ii) Executive's annual compensation. For purposes of this Agreement, "annual compensation" shall mean and include all wages, salary, bonus, and other compensation, if any, paid (including accrued amounts) by the Company or the Bank as consideration for EXECUTIVE's service during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change in Control, which is or would be includable in the gross income of the EXECUTIVE receiving the same for federal income tax purposes. Such amount shall be paid to EXECUTIVE in a lump sum no later than thirty (30) days after the date of his termination.

     (b) Upon the occurrence of a Change in Control of the BANK followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the BANK shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. Such coverage and payments shall cease upon expiration of twelve
(12) months from the date of EXECUTIVE's termination.

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

     (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.   Effect On Prior Agreements And Existing Benefit Plans

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.   No Attachment

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the BANK and their respective successors and assigns.

6.   Modification And Waiver

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.   Required Provisions

     (a) The BOARD may terminate EXECUTIVE's employment at any time, but any termination by the BOARD, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 2(c) herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement may be terminated: (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.   Severability

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.   Headings For Reference Only

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.  Governing Law

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Tennessee, unless preempted by Federal law as now or hereafter in effect.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect.

11.  Source of Payments

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.  Payment Of Legal Fees

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13.  Successor To The BANK or the COMPANY

     The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.  Signatures

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 26 day of February, 1998.

ATTEST:                                 CAVALRY BANKING




/S/IRA B. LEWIS, JR.                       /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       ED C. LOUGHRY, JR.

          [SEAL]
                                        CAVALRY BANCORP, INC.



/S/IRA B. LEWIS, JR.                       /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       ED C. LOUGHRY, JR.

          [SEAL]

WITNESS:



/S/IRA B. LEWIS, JR.                       /S/MYRON G. LAYNE
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       MYRON G. LAYNE

                           Exhibit 10.7

               Severance Agreement with Joy B. Jobe

                            AGREEMENT

     This AGREEMENT is made effective as of February 26, 1998 by and between CAVALRY BANKING (the "BANK"); CAVALRY BANCORP, INC. ("COMPANY"), a Tennessee corporation; and JOY B. JOBE ("EXECUTIVE").

     WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE has made to the BANK and wishes to protect her position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   Term Of Agreement

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twenty-four (24) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the BANK ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.   Payments To EXECUTIVE Upon Change In Control.

     (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate her employment within twelve (12) months of the effective date of a Change in Control following any material demotion, loss of title, office or significant authority, material reduction in her annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or the relocation of her principal place of employment by more than 25 miles from its location immediately prior to the Change in Control.

     (b) A "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) there occurs a change in control of the BANK or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R.
Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the BANK representing twenty-five percent (25%) or more of the combined voting power of the COMPANY's or the BANK's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the BANK changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the BANK approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the BANK's assets, or a plan of partial or complete liquidation.

     (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to her a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.   Termination

     (a)  Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of her subsequent death, her beneficiary or beneficiaries, or her estate, as the case may be, as severance pay, a sum equal to the greater of (i) one-twelfth of Executive's annual compensation times Executive's years of employment with the Bank (including partial years rounded up to the nearest whole month) as of the effective date of the Change in Control or (ii) Executive's annual compensation. For purposes of this Agreement, "annual compensation" shall mean and include all wages, salary, bonus, and other compensation, if any, paid (including accrued amounts) by the Company or the Bank as consideration for EXECUTIVE's service during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change in Control, which is or would be includable in the gross income of the EXECUTIVE receiving the same for federal income tax purposes. Such amount shall be paid to EXECUTIVE in a lump sum no later than thirty (30) days after the date of her termination.

     (b) Upon the occurrence of a Change in Control of the BANK followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the BANK shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to her severance. Such coverage and payments shall cease upon expiration of twelve
(12) months from the date of EXECUTIVE's termination.

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

     (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.   Effect On Prior Agreements And Existing Benefit Plans

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to her without reference to this Agreement.

5.   No Attachment

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the BANK and their respective successors and assigns.

6.   Modification And Waiver

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.   Required Provisions

     (a) The BOARD may terminate EXECUTIVE's employment at any time, but any termination by the BOARD, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 2(c) herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement may be terminated: (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.   Severability

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.   Headings For Reference Only

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.  Governing Law

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Tennessee, unless preempted by Federal law as now or hereafter in effect.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect.

11.  Source of Payments

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.  Payment Of Legal Fees

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13.  Successor To The BANK or the COMPANY

     The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.  Signatures

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 26 day of February, 1998.

ATTEST:                                 CAVALRY BANKING




/S/IRA B. LEWIS, JR.                       /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       ED C. LOUGHRY, JR.

          [SEAL]
                                        CAVALRY BANCORP, INC.



/S/IRA B. LEWIS, JR.                       /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       ED C. LOUGHRY, JR.

          [SEAL]

WITNESS:



/S/IRA B. LEWIS, JR.                       /S/JOY B. JOBE
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       JOY B. JOBE

                           Exhibit 10.8

             Severance Agreement with William S. Jones

                            AGREEMENT

     This AGREEMENT is made effective as of February 26, 1998 by and between CAVALRY BANKING (the "BANK"); CAVALRY BANCORP, INC. ("COMPANY"), a Tennessee corporation; and WILLIAM S. JONES ("EXECUTIVE").

     WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE has made to the BANK and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   Term Of Agreement

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twenty-four (24) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the BANK ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.   Payments To EXECUTIVE Upon Change In Control.

     (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any material demotion, loss of title, office or significant authority, material reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or the relocation of his principal place of employment by more than 25 miles from its location immediately prior to the Change in Control.

     (b) A "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) there occurs a change in control of the BANK or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R.
Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the BANK representing twenty-five percent (25%) or more of the combined voting power of the COMPANY's or the BANK's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the BANK changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the BANK approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the BANK's assets, or a plan of partial or complete liquidation.

     (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.   Termination

     (a)  Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to the greater of (i) one-twelfth of Executive's annual compensation times Executive's years of employment with the Bank (including partial years rounded up to the nearest whole month) as of the effective date of the Change in Control or (ii) Executive's annual compensation. For purposes of this Agreement, "annual compensation" shall mean and include all wages, salary, bonus, and other compensation, if any, paid (including accrued amounts) by the Company or the Bank as consideration for EXECUTIVE's service during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change in Control, which is or would be includable in the gross income of the EXECUTIVE receiving the same for federal income tax purposes. Such amount shall be paid to EXECUTIVE in a lump sum no later than thirty (30) days after the date of his termination.

     (b) Upon the occurrence of a Change in Control of the BANK followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the BANK shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. Such coverage and payments shall cease upon expiration of twelve
(12) months from the date of EXECUTIVE's termination.

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

     (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.   Effect On Prior Agreements And Existing Benefit Plans

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.   No Attachment

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the BANK and their respective successors and assigns.

6.   Modification And Waiver

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.   Required Provisions

     (a) The BOARD may terminate EXECUTIVE's employment at any time, but any termination by the BOARD, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 2(c) herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement may be terminated: (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.   Severability

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.   Headings For Reference Only

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.  Governing Law

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Tennessee, unless preempted by Federal law as now or hereafter in effect.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect.

11.  Source of Payments

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.  Payment Of Legal Fees

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13.  Successor To The BANK or the COMPANY

     The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.  Signatures

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 26 day of February, 1998.

ATTEST:                                 CAVALRY BANKING




/S/IRA B. LEWIS, JR.                       /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       ED C. LOUGHRY, JR.

          [SEAL]
                                        CAVALRY BANCORP, INC.



/S/IRA B. LEWIS, JR.                       /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       ED C. LOUGHRY, JR.

          [SEAL]

WITNESS:



/S/IRA B. LEWIS, JR.                       /S/WILLIAM S. JONES
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       WILLIAM S. JONES



                           Exhibit 10.9

             Severance Agreement with David W. Hopper

                            AGREEMENT

     This AGREEMENT is made effective as of February 26, 1998 by and between CAVALRY BANKING (the "BANK"); CAVALRY BANCORP, INC. ("COMPANY"), a Tennessee corporation; and DAVID W. HOPPER ("EXECUTIVE").

     WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE has made to the BANK and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   Term Of Agreement

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twenty-four (24) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the BANK ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.   Payments To EXECUTIVE Upon Change In Control.

     (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any material demotion, loss of title, office or significant authority, material reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or the relocation of his principal place of employment by more than 25 miles from its location immediately prior to the Change in Control.

     (b) A "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) there occurs a change in control of the BANK or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R.
Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the BANK representing twenty-five percent (25%) or more of the combined voting power of the COMPANY's or the BANK's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the BANK changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the COMPANY or the BANK approve a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the BANK's assets, or a plan of partial or complete liquidation.

     (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.   Termination

     (a)  Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to the greater of (i) one-twelfth of Executive's annual compensation times Executive's years of employment with the Bank (including partial years rounded up to the nearest whole month) as of the effective date of the Change in Control or (ii) Executive's annual compensation. For purposes of this Agreement, "annual compensation" shall mean and include all wages, salary, bonus, and other compensation, if any, paid (including accrued amounts) by the Company or the Bank as consideration for EXECUTIVE's service during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change in Control, which is or would be includable in the gross income of the EXECUTIVE receiving the same for federal income tax purposes. Such amount shall be paid to EXECUTIVE in a lump sum no later than thirty (30) days after the date of his termination.

     (b) Upon the occurrence of a Change in Control of the BANK followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the BANK shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. Such coverage and payments shall cease upon expiration of twelve
(12) months from the date of EXECUTIVE's termination.

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

     (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

4.   Effect On Prior Agreements And Existing Benefit Plans

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.   No Attachment

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the BANK and their respective successors and assigns.

6.   Modification And Waiver

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.   Required Provisions

     (a) The BOARD may terminate EXECUTIVE's employment at any time, but any termination by the BOARD, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 2(c) herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement may be terminated: (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.   Severability

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.   Headings For Reference Only

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.  Governing Law

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Tennessee, unless preempted by Federal law as now or hereafter in effect.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect.

11.  Source of Payments

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.  Payment Of Legal Fees

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13.  Successor To The BANK or the COMPANY

     The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.  Signatures

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 26 day of February, 1998.

ATTEST:                                 CAVALRY BANKING




/S/IRA B. LEWIS, JR.                       /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       ED C. LOUGHRY, JR.

          [SEAL]
                                        CAVALRY BANCORP, INC.



/S/IRA B. LEWIS, JR.                       /S/ED C. LOUGHRY, JR.
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       ED C. LOUGHRY, JR.

          [SEAL]

WITNESS:



/S/IRA B. LEWIS, JR.                       /S/DAVID W. HOPPER
-------------------------------         BY:--------------------------------
IRA B. LEWIS, JR.                       DAVID W. HOPPER

                           Exhibit 10.10

     Cavalry Banking Key Personnel Severance Compensation Plan

                         CAVALRY BANKING
          SEVERANCE COMPENSATION PLAN FOR KEY PERSONNEL


                           PLAN PURPOSE

     The purpose of this Cavalry Banking Severance Compensation Plan for Key Personnel is to assure the services of key personnel of the Bank in the event of a Change in Control. The benefits contemplated by the Plan recognize the value to the Bank of the services and contributions of such key personnel of the Bank and the effect upon the Bank resulting from the uncertainties of continued employment, reduced employee benefits, management changes and relocations that may arise in the event of a Change in Control. The Board believes that the Plan will also aid the Bank in attracting and retaining the highly qualified individuals who are essential to its success and that the Plan's assurance of fair treatment of the Bank's key personnel will reduce the distractions and other adverse effects on their performance in the event of a Change in Control.

                            ARTICLE I
                      ESTABLISHMENT OF PLAN

     1.1  Establishment of Plan
          ---------------------
     As of the Effective Date of the Plan as defined herein, the Bank hereby establishes a severance compensation plan to be known as the "Cavalry Banking Severance Compensation Plan for Key Personnel." The purposes of the Plan are as set forth above.

     1.2  Application of Plan
          -------------------
     The benefits provided by this Plan shall be available to all officers of the Bank, who, at or after the Effective Date, meet the eligibility requirements of Article III, except for those officers of the Bank who have entered into, or who enter into in the future, and continue to be subject to, an employment, severance or change in control agreement with the Employer.

     1.3  Contractual Right to Benefits
          -----------------------------
     This plan establishes and vests in each Participant a contractual right to the benefits to which each Participant is entitled hereunder in the event of a Change in Control, enforceable by the Participant against the Employer, the Bank, or both. The Plan does not provide, and should not be construed as providing, benefits of any kind to any officer, except in the event of a Change in Control and, in the event of a Change in Control, only upon the involuntary or voluntary termination of an officer in the manner contemplated herein.
                                     1

                            ARTICLE II
                   DEFINITIONS AND CONSTRUCTION

     2.1  Definitions
          -----------
     Whenever used in the Plan, the following terms shall have the meanings set forth below.

     "Annual Compensation" of a Participant means and includes all wages, salary, bonus, and cash compensation, if any, paid (including accrued amounts) by an Employer as consideration for the Participant's service during the 12-month period ending on the last day of the month preceding the date of a Participant's termination pursuant to Section 4.2. For purposes of this Plan, a Participant's "Monthly Compensation" shall equal one-twelfth of a Participant's Annual Compensation as determined in accordance with this paragraph.

     "Bank" means Cavalry Banking, Murfreesboro, Tennessee, or any successor as provided in Article VII hereof.

     "Board" means the Board of Directors of the Bank.

     "Change in Control" shall mean an event deemed to occur if and when (a) there occurs a change in control of the Bank or the Company within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Company's or the BANK's then outstanding securities, (c) the membership of the board of directors of the Company or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the BANK's assets, or a plan of partial or complete liquidation.

     "Company" means Cavalry Bancorp, Inc., a Tennessee corporation, the holding company of the Bank.

     "Disability" means the permanent and total inability by reason of mental or physical infirmity, or both, of an employee to perform the work customarily assigned to him. Additionally, a medical doctor selected or approved by the Board must advise the Board that it is either not possible to determine if or when such Disability will terminate or that it appears probable that such Disability will be permanent during the remainder of said employee's lifetime.

     "Effective Date" means the date the Plan is approved by the Board of the Bank, or such other date as the Board shall designate in its resolution approving the Plan.

     "Employer" means (i) the Bank or (ii) a subsidiary of the Bank or a parent company of the Bank which has adopted the plan pursuant to Article VI hereof.

     "Expiration Date" means a date ten (10) years from the Effective Date unless earlier terminated pursuant to Section 8.2 or extended pursuant to
Section 8.1.

     "Just Cause" shall means termination because of Participant's personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or other similar offenses) or any final cease-and desist order, or any material breach of any provision of this Plan.

     "Payment" means the payment of severance compensation as provided in
Article IV hereof.

     "Participant" means an officer of the Bank who meets the eligibility requirements of Article III.

     "Plan" means this Cavalry Banking Severance Compensation Plan for Key Personnel.

     2.2  Applicable Law
          --------------
     The laws of the State of Tennessee shall be controlling law in all matters relating to the Plan to the extent not preempted by Federal law.

     2.3  Severability
          ------------
     If a provision of this Plan shall be held illegal or invalid, the illegality or invalidity shall not affect the remaining parts of the Plan and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

                           ARTICLE III
                           ELIGIBILITY

     3.1  Participation
          -------------
     The term "Participant" shall be limited to any officer of an Employer who has completed at least one (1) year of service with the Employer at the time of any termination pursuant to Section 4.2 herein. Notwithstanding the foregoing, officers who have entered into and continue to be covered by an individual employment contract, severance agreement, or change in control agreement with an Employer shall not be entitled to participate in this Plan.

     3.2  Duration of Participation
          -------------------------
     A Participant shall cease to be a Participant in the Plan when the Participant ceases to be an employee of an Employer, unless such Participant is entitled to a Payment as provided in the Plan. A Participant entitled to receipt of a Payment shall remain a Participant in this Plan until the full amount of such Payment has been paid to the Participant.

                            ARTICLE IV
                             PAYMENTS

     4.1  Right to Payment
          ----------------
     A Participant shall be entitled to receive from his or her Employer a Payment in the amount provided in Section 4.3 if a Change in Control occurs and if, within one (1) year thereafter, the Participant's employment by an Employer shall terminate for any reason specified in Section 4.2. A Participant shall not be entitled to a Payment if termination occurs by reason of death, voluntary retirement, voluntary termination other than for the reasons specified in Section 4.2, Disability or for Just Cause.

     4.2  Reasons for Termination
          -----------------------
     Following a Change in Control, a Participant shall be entitled to a Payment in accordance with Section 4.3 if employment by an Employer is terminated, voluntary or involuntary, for any one or more of the following reasons:

          (a) The Employer materially reduces the Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter.

          (b) The Employer materially changes the Participant's function, duties or responsibilities which would cause the Participant's position to be one of lesser responsibility, importance or scope with the Employer than immediately prior to the Change in Control.

          (c) The Employer requires the Participant to change the location of the Participant's job or office, so that such Participant will be based at a location more than twenty-five (25) miles from the location of the Participant's job or office immediately prior to the Change in Control provided that such new location is not closer to Participant's home.

          (d) The Employer materially reduces the benefits and perquisites available to the Participant immediately prior to the Change in Control; provided, however, that a material reduction in benefits and perquisites generally provided to all employees of the Bank on a nondiscriminatory basis shall not trigger a Payment pursuant to this Plan.

          (e) A successor to the Employer fails or refuses to assume the Employer's obligations under this Plan, as required by Article VII.

          (f) The Employer, or any successor to the Employer, breaches any other provisions of this Plan.

          (g) The Employer terminates the employment of a Participant at or after a Change in Control other than for Just Cause.

     4.3  Amount of Payment
          -----------------
          Each Participant entitled to a Payment under this Plan shall receive from the Employer a lump sum cash payment equal to the product of the Participant's Monthly Compensation and the Participant's years of service (including partial years rounded up to the nearest full month) from the employee's date of hire through the date of termination. Notwithstanding anything herein to the contrary, the maximum payment to a Participant under the Plan shall not exceed three (3) times a Participant's Monthly Compensation.

     The Participant shall not be required to mitigate damages on the amount of the Payment by seeking other employment or otherwise, nor shall the amount of such Payment be reduced by any compensation earned by the Participant as a result of employment after termination of employment hereunder.

     4.4  Time of Payment
          ---------------
     The Payment to which a Participant is entitled shall be paid to the Participant by the Employer or the successor to the Employer, in cash and in full, not later than thirty (30) business days after the termination of the Participant's employment. If any Participant should die after termination of the employment but before all amounts have been paid, such unpaid amounts shall be paid to the Participant's named beneficiary, if living, otherwise to the personal representative of behalf of or for the benefit of the Participant's estate.

     4.5  Suspension of Payment
          ---------------------
     Notwithstanding the foregoing, no payments or portions thereof shall be made under this Plan, if such payment or portion would result in the Bank failing to meet its minimum regulatory capital requirements as required by 12 C.F.R. Section 567.2. Any payments or portions thereof not paid shall be suspended until such time as their payment would not result in a failure to meet the Bank's minimum regulatory capital requirements. Any portion of benefit payments which have not been suspended will be paid on an equitable basis, pro rata based upon amounts due each Participant, among all eligible Participants.

                            ARTICLE V
              OTHER RIGHTS AND BENEFITS NOT AFFECTED

     5.1  Other Benefits
          --------------
     Neither the provisions of this Plan nor the Payment provided for hereunder shall reduce any amounts otherwise payable, or in any way diminish the Participant's rights as an employee of an Employer, whether existing now or hereafter, under any benefit, incentive, retirement, stock option, stock bonus, stock ownership or any employment agreement or other plan or arrangement.

     5.2  Employment Status
          -----------------
     This Plan does not constitute a contract of employment or impose on the Participant's Employer any obligation to retain the Participant, to maintain the status of the Participant's employment, or to change the Employer's policies regarding termination of employment.

                            ARTICLE VI
                     PARTICIPATING EMPLOYERS

     6.1 Upon approval by the Board of the Bank, this Plan may be adopted by any subsidiary of the Bank or by the Company. Upon such adoption, the subsidiary or the Company shall become an Employer hereunder and the provisions of the Plan shall be fully applicable to the employees of that subsidiary or the Company. The term "subsidiary" means any corporation in which the Bank, directly or indirectly, holds a majority of the voting power of its outstanding shares of capital stock.

                           ARTICLE VII
                      SUCCESSOR TO THE BANK

     7.1 The Bank shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank, expressly and unconditionally to assume and agree to perform the Bank's obligations under this plan, in the same manner and to the same extent that the Bank would be required to perform if no such succession or assignment had taken place.

                           ARTICLE VIII
               DURATION, AMENDMENT AND TERMINATION

     8.1  Duration
          --------
     If a Change in Control has not occurred, this Plan shall expire as of the Expiration Date, unless sooner terminated as provided in Section 8.2, or unless extended for an additional period or periods by resolution adopted by the Board of the Bank.

     Notwithstanding the foregoing, if a Change in Control occurs this Plan shall continue in full force and effect, and shall not terminate or expire until such date as all Participants who become entitled to Payments hereunder shall have received such Payments in full.

     8.2  Amendment and Termination
          -------------------------
     The Plan may be terminated or amended in any respect by resolution adopted by a majority of the Board of the Bank, unless a Change in Control has previously occurred. If a Change in Control occurs, the Plan no longer shall be subject to amendment, change, substitution, deletion, revocation or termination in any respect whatsoever.

     8.3  Form of Amendment
          -----------------
     The form of any proper amendment or termination of the Plan shall be a written instrument signed by a duly authorized officer or officers of the Bank, certifying that the amendment or termination has been approved by the Board. A proper termination of the Plan automatically shall effect a termination of all Participants' rights and benefits hereunder.

     8.4  No Attachment
          -------------
     (a) Except as required by law, no right to receive payments under this Plan shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect such action shall be null, void, and of no effect.

     (b) This Plan shall be binding upon, and inure to the benefit of, each employee, the Employer and their respective successors and assigns.

                            ARTICLE IX
                     LEGAL FEES AND EXPENSES

     9.1 All reasonable legal fees and other expenses paid or incurred by a party hereto pursuant to any dispute or question of interpretation relating to this Plan shall be paid or reimbursed by the prevailing party in any legal judgment, arbitration or settlement.

                            ARTICLE X
                       REQUIRED PROVISIONS

     10.1 The Bank may terminate the employee's employment at any time, but any termination by the Bank, other than Termination for Cause, shall not prejudice employee's right to compensation or other benefits under this Agreement if the employee is otherwise entitled to a benefit. The employee shall not have the right to receive compensation or other benefits for any period after termination for Just Cause as defined in Section 2.1 hereinabove.

     10.2 If the employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under
Section 8(e)(3) or 8(g)(1) of the Federal Deposit Insurance Act, 12 U.S.C.
Section 1818(e)(3) or (g)(1), the Bank's obligations under this Plan to such employee shall be suspended as of the date of service, unless stated by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion (i) pay the employee all or part of the compensa-tion withheld while their contract obligations were suspended and (ii) rein-state (in whole or in part) any of the obligation which were suspended.

     10.3 If the employee is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under
Section 8(e)(4) or 8(g)(1) of the Federal Deposit Insurance Act, 12 U.S.C.
Section 1818(e)(4) or (g)(1), all obligations of the Bank under this Plan to the employee shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     10.4 If the Bank is in default as defined in Section 3(x)(1) of the Federal Deposit Insurance Act, 12 U.S.C. Section 1818(x)(1), all obligations of the Bank under this Plan shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the contracting parties.

     10.5 All obligations of the Bank under this contract shall be terminated, except to the extent determined that continuation of the contract is necessary for the continued operation of the institution, (i) by the Director of the OTS (or his designee) or (ii) the Federal Deposit Insurance Corporation ("FDIC") at the time FDIC enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the Federal Deposits Insurance Act, 12 U.S.C. Section 1823(c); or (ii) by the Director of the OTS (or his designee) at the time the Director (or his designee) approves a supervisory merger to resolve problems related to the operations of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     10.6 Any payments made to an employee pursuant to this Plan or otherwise shall be conditioned upon compliance under 12 U.S.C. Section 1828(k) and any regulations promulgated thereunder.

                            ARTICLE XI
                    ADMINISTRATION OF THE PLAN

     11.1 The Plan shall be administered by the Board. Subject to the other provisions of the Plan, the Board shall have authority to adopt, amend, alter and repeal such administrative rules, guidelines and practices governing the operation of the Plan as it shall from time to time consider advisable, to interpret the provisions of the Plan and to decide all disputes arising in connection with the Plan. The Board may correct any defect or supply any omission or reconcile any inconsistency in the Plan in the manner and to the extent it shall deem appropriate to carry the Plan into effect, in its sole and absolute discretion. The Board's decision and interpretations shall be final and binding. Any action of the Board with respect to the administration of the Plan shall be taken pursuant to a majority vote or by the unanimous written consent of its members.

     Having been adopted by its Board on February 26, 1998, this Plan is executed by duly authorized officer of the Bank this 26th day of February, 1998.


Attest


/s/Ira B. Lewis, Jr.                  /s/Ed C. Loughry, Jr.
-----------------------------         --------------------------------
Ira B. Lewis, Jr.                     Ed C. Loughry, Jr.
Secretary                             President and Chief Executive Officer

                           Exhibit 10.11

           Cavalry Banking Employee Stock Ownership Plan

                          CAVALRY BANKING


                  EMPLOYEE STOCK OWNERSHIP PLAN


                 (Effective as of January 1, 1998)

                          CAVALRY BANKING

                  EMPLOYEE STOCK OWNERSHIP PLAN

                        TABLE OF CONTENTS

                                                              Page

PREAMBLE . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

                             ARTICLE I
               DEFINITION OF TERMS AND CONSTRUCTION

1.1   Definitions. . . .  . . . . . . . . . . . . . . . . . . . . 2
1.2   Plurals and Gender  . . . . . . . . . . . . . . . . . . . . 7
1.3   Incorporation of Trust Agreement . .. . . . . . . . . . . . 7
1.4   Headings  . . . . . . . . . . . . . . . . . . . . . . . . . 7
1.5   Severability  . . . . . . . . . . . . . . . . . . . . . . . 7
1.6   References to Governmental Regulations .  . . . . . . . . . 8

                            ARTICLE II
                           PARTICIPATION

2.1   Commencement of Participation.  . . . . . . . . . . . . . . 9
2.2   Termination of Participation . .. . . . . . . . . . . . . . 9
2.3   Resumption of Participation. . .  . . . . . . . . . . . . . 9
2.4   Determination of Eligibility . .. . . . . . . . . . . . . .10

                            ARTICLE III
                         CREDITED SERVICE

3.1   Service Counted for Eligibility Purposes .  . . . . . . . .11
3.2   Service Counted for Vesting Purposes . .. . . . . . . . . .11
3.3   Credit for Pre-Break Service .  . . . . . . . . . . . . . .11
3.4   Service Credit During Authorized Leaves. .  . . . . . . . .11
3.5   Service Credit During Maternity or Paternity Leave .. . . .12
3.6   Ineligible Employees .. . . . . . . . . . . . . . . . . . .12

                            ARTICLE IV
                           CONTRIBUTIONS

4.1   Employee Stock Ownership Contributions  . . . . . . . . . .13
4.2   Time and Manner of Employee Stock Ownership Contributions .13

4.3   Records of Contributions  . . . . . . . . . . . . . . . . .14
4.4   Erroneous Contributions . . . . . . . . . . . . . . . . . .14

                             ARTICLE V
               ACCOUNTS, ALLOCATIONS AND INVESTMENTS

5.1   Establishment of Separate Participant Accounts  . . . . . .16
5.2   Establishment of Suspense Account . . . . . . . . . . . . .16
5.3   Allocation of Earnings, Losses and Expenses . . . . . . . .17
5.4   Allocation of Forfeitures . . . . . . . . . . . . . . . . .17
5.5   Allocation of Annual Employee Stock
      Ownership Contributions. . . . . . . . . . . . . . . . . ..17
5.6   Limitation on Annual Additions  . . . . . . . . . . . . . .18
5.7   Erroneous Allocations.. . . . . . . . . . . . . . . . . . .21
5.8   Value of Participant's Interest in Fund . . . . . . . . . .22
5.9   Investment of Account Balances  . . . . . . . . . . . . . .22

                            ARTICLE VI
         RETIREMENT, DEATH AND DESIGNATION OF BENEFICIARY

6.1   Normal Retirement. .  . . . . . . . . . . . . . . . . . . .23
6.2   Early Retirement  . . . . . . . . . . . . . . . . . . . . .23
6.3   Disability Retirement . . . . . . . . . . . . . . . . . . .23
6.4   Death Benefits  . . . . . . . . . . . . . . . . . . . . . .23
6.5   Designation of Death Beneficiary and Manner of Payment. . .24

                            ARTICLE VII
                      VESTING AND FORFEITURES

7.1   Vesting on Death, Disability, Retirement,
      Change in Control. . . . . . . . . . . . . . . . . . . . . 25
7.2   Vesting on Termination of Participation . . . . . . . . . .25
7.3   Disposition of Forfeitures. . . . . . . . . . . . . . . . .26

                           ARTICLE VIII
                  EMPLOYEE STOCK OWNERSHIP RULES

8.1   Right to Demand Employer Securities . . . . . . . . . . . .27
8.2   Voting Rights . . . . . . . . . . . . . . . . . . . . . . .27
8.3   Nondiscrimination in Employee Stock
      Ownership Contributions. . . . . . . . . . . . . . . . . . 27
8.4   Dividends. . . . . . . . . . . . . . . . . . . . . . . . ..28
8.5   Exempt Loans . . . . . . . . . . . . . . . . . . . . . . . 28
8.6   Exempt Loan Payments .. . . . . . . . . . . . . . . . . . .29
8.7   Put Option  . . . . . . . . . . . . . . . . . . . . . . . .30
8.8   Diversification Requirements  . . . . . . . . . . . . . . .31

8.9   Independent Appraiser . . . . . . . . . . . . . . . . . . .31
8.10  Limitation on Allocation. . . . . . . . . . . . . . . . . .31

                            ARTICLE IX
                    PAYMENTS AND DISTRIBUTIONS

9.1   Payments on Termination of Service -- In General. . . . . .33
9.2   Commencement of Payments  . . . . . . . . . . . . . . . . .33
9.3   Mandatory Commencement of Benefits  . . . . . . . . . . . .33
9.4   Required Beginning Date . . . . . . . . . . . . . . . . . .36
9.5   Form of Payment . . . . . . . . . . . . . . . . . . . . . .36
9.6   Payments Upon Termination of Plan . . . . . . . . . . . . .36
9.7   Distribution Pursuant to Qualified Domestic
      Relations Orders . . . . . . . . . . . . . . . . . . . . . 37
9.8   Cash-Out Distributions  . . . . . . . . . . . . . . . . . .37
9.9   ESOP Distribution Rule. . . . . . . . . . . . . . . . . . .38
9.10  Withholding . . . . . . . . . . . . . . . . . . . . . . . .38
9.11  Waiver of 30-day Notice . . . . . . . . . . . . . . . . . .39

                             ARTICLE X
              PROVISIONS RELATING TO TOP-HEAVY PLANS

10.1  Top-Heavy Rules to Control  . . . . . . . . . . . . . . . .40
10.2  Top-Heavy Plan Definitions  . . . . . . . . . . . . . . . .40
10.3  Calculation of Accrued Benefits . . . . . . . . . . . . . .42
10.4  Determination of Top-Heavy Status . . . . . . . . . . . . .43
10.5  Determination of Super Top-Heavy Status . . . . . . . . . .44
10.6  Minimum Contribution. . . . . . . . . . . . . . . . . . . .44
10.7  Maximum Benefit Limitation  . . . . . . . . . . . . . . . .45

                            ARTICLE XI
                          ADMINISTRATION

11.1  Appointment of Administrator  . . . . . . . . . . . . . . .46
11.2  Resignation or Removal of Administrator . . . . . . . . . .46
11.3  Appointment of Successors: Terms of Office, Etc.. . . . . .46
11.4  Powers and Duties of Administrator. . . . . . . . . . . . .46
11.5  Action by Administrator . . . . . . . . . . . . . . . . . .47
11.6  Participation by Administrators . . . . . . . . . . . . . .48
11.7  Agents. . . . . . . . . . . . . . . . . . . . . . . . . . .48
11.8  Allocation of Duties. . . . . . . . . . . . . . . . . . . .48
11.9  Delegation of Duties  . . . . . . . . . . . . . . . . . . .48
11.10 Administrator's Action Conclusive.. . . . . . . . . . . . .48
11.11 Compensation and Expenses of Administrator  . . . . . . . .49

11.12 Records and Reports . . . . . . . . . . . . . . . . . . . .49
11.13 Reports of Fund Open to Participants .  . . . . . . . . . .49
11.14 Named Fiduciary . . . . . . . . . . . . . . . . . . . . . .49
11.15 Information from Employer . . . . . . . . . . . . . . . . .49
11.16 Reservation of Rights by Employer . . . . . . . . . . . . .50
11.17 Liability and Indemnification . . . . . . . . . . . . . . .50
11.18 Service as Trustee and Administrator  . . . . . . . . . . .50

                            ARTICLE XII
                         CLAIMS PROCEDURE

12.1  Notice of Denial. . . . . . . . . . . . . . . . . . . . . .51
12.2  Right to Reconsideration. . . . . . . . . . . . . . . . . .51
12.3  Review of Documents . . . . . . . . . . . . . . . . . . . .51
12.4  Decision by Administrator . . . . . . . . . . . . . . . . .51
12.5  Notice by Administrator . . . . . . . . . . . . . . . . . .51

                           ARTICLE XIII
                AMENDMENTS, TERMINATION AND MERGER

13.1  Amendments. . . . . . . . . . . . . . . . . . . . . . . . .52
13.2  Consolidation, Merger or Other Transactions of Employer . .52
13.3  Consolidation or Merger of Trust. . . . . . . . . . . . . .53
13.4  Bankruptcy or Insolvency of Employer. . . . . . . . . . . .53
13.5  Voluntary Termination . . . . . . . . . . . . . . . . . . .54
13.6  Partial Termination of Plan or Permanent
      Discontinuance of Contributions . . . . . . . . . . . . . .54

                            ARTICLE XIV
                           MISCELLANEOUS

14.1  No Diversion of Funds . . . . . . . . . . . . . . . . . . .55
14.2  Liability Limited . . . . . . . . . . . . . . . . . . . . .55
14.3  Incapacity. . . . . . . . . . . . . . . . . . . . . . . . .55
14.4  Spendthrift Clause. . . . . . . . . . . . . . . . . . . . .55
14.5  Benefits Limited to Fund. . . . . . . . . . . . . . . . . .56
14.6  Cooperation of Parties. . . . . . . . . . . . . . . . . . .56
14.7  Payments Due Missing Persons. . . . . . . . . . . . . . . .56
14.8  Governing Law . . . . . . . . . . . . . . . . . . . . . . .56
14.9  Nonguarantee of Employment. . . . . . . . . . . . . . . . .57
14.10 Counsel . . . . . . . . . . . . . . . . . . . . . . . . . .58

                          CAVALRY BANKING

                   EMPLOYEE STOCK OWNERSHIP PLAN

                             PREAMBLE

     Effective as of January 1, 1998, Cavalry Banking (the "Sponsor"), a federally chartered stock savings bank (the "Sponsor"), has adopted the Cavalry Banking Employee Stock Ownership Plan in order to enable Participants to share in the growth and prosperity of the Sponsor, and to provide Participants with an opportunity to accumulate capital for their future economic security by accumulating funds to provide retirement, death and disability benefits. The Plan is a stock bonus plan designed to meet the requirements of an employee stock ownership plan as described at Section 4975(e)(7) of the Code and Section 407(d)(6) of ERISA. The primary purpose of the employee stock ownership plan is to invest in employer securities. The Sponsor intends that the Plan will qualify under Sections 401(a) and 501(a) of the Code and will comply with the provisions of ERISA.

     The terms of this Plan shall apply only with respect to Employees of the Employer on and after January 1, 1998.

                             ARTICLE I

               DEFINITION OF TERMS AND CONSTRUCTION

     1.1  Definitions.

     Unless a different meaning is plainly implied by the context, the following terms as used in this Plan shall have the following meanings:

     (a) "Act" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, or any successor statute.

     (b) "Administrator" shall mean the administrative committee provided for in Article XI.

     (c) "Annual Additions" shall mean, with respect to each Participant, the sum of those amounts allocated to the Participant's accounts under this Plan and under any other qualified defined contribution plan to which the Employer contributes for any Limitation Year, consisting of the following:

           (1) Employer contributions;

           (2) Forfeitures; and

           (3) Voluntary contributions (if any).

     (d) "Authorized Leave of Absence" shall mean an absence from Service with respect to which the Employee may or may not be entitled to Compensation and which meets any one of the following requirements:

           (1) Service in any of the armed forces of the United States for up to 36 months, provided that the Employee resumes Service within 90 days after discharge, or such longer period of time during which such Employee's employment rights are protected by law; or

           (2) Any other absence or leave expressly approved and granted by the Employer which does not exceed 24 months, provided that the Employee resumes Service at or before the end of such approved leave period. In approving such leaves of absence, the Employer shall treat all Employees on a uniform and nondiscriminatory basis.

     (e) "Beneficiary" shall mean such persons as may be designated by the Participant to receive benefits after the death of the Participant, or such persons designated by the Administrator to receive benefits after the death of the Participant, all as provided in Section 6.5.

     (f) "Board of Directors" shall mean the Board of Directors of the Sponsor.

     (g) "Break" shall mean a Plan Year during which an Employee fails to complete more than 500 Hours of Service.

     (h) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, or any successor statute.

     (i) "Compensation" shall mean the amount of remuneration paid to an Employee by the Employer, after the date on which the Employee becomes a Participant, for services rendered to the Employer during a Plan Year, including base salary, bonuses, overtime and commissions, and any amount of compensation contributed pursuant to a salary reduction election under Code
Section 401(k) and any amount of compensation contributed to a cafeteria plan described at Section 125 of the Code, but excluding amounts paid by the Employer or accrued with respect to this Plan or any other qualified or non-qualified unfunded plan of deferred compensation or other employee welfare plan to which the Employer contributes, payments for group insurance, medical benefits, reimbursement for expenses, and other forms of extraordinary pay, and excluding amounts accrued for a prior year. Notwithstanding anything herein to the contrary, the annual Compensation of each Participant taken into account under the Plan (including for purposes of Section 5.6(b)) for any Plan Year shall not exceed $160,000, as adjusted from time to time in accordance with Section 401(a)(17) of the Code. If a determination period consists of fewer than 12 months, the limitation referred to in the preceding sentence shall be prorated accordingly.

     (j) "Date of Hire" shall mean the date on which a person shall perform his first Hour of Service. Notwithstanding the foregoing, in the event a person incurs one or more consecutive Breaks after his initial Date of Hire which results in the forfeiture of his pre-Break Service pursuant to Section 3.3, his "Date of Hire" shall thereafter be the date on which he completes his first Hour of Service after such Break or Breaks.

     (k) "Disability" shall mean a physical or mental impairment which prohibits a Participant from engaging in any occupation for wages or profit and which has caused the Social Security Administration to classify the individual as "disabled" for purposes of Social Security.

     (l) "Disability Retirement Date" shall mean the first day of the month after which a Participant incurs a Disability.

     (m) "Early Retirement Date" shall mean the first day of the month coincident with or next following the date on which a Participant attains age 55 and completes ten Years of Service.

     (n) "Effective Date" shall mean January 1, 1998.

     (o) "Eligibility Period" shall mean the period of 12 consecutive months commencing on an Employee's Date of Hire. Succeeding eligibility computation periods after the initial eligibility computation period shall be based on Plan Years which include the first anniversary of an Employee's Date of Hire.

     (p) "Employee" shall mean any person employed by the Employer, including officers but excluding directors in their capacity as such; provided, however, that the term "Employee" shall not include leased employees, employees regularly employed outside the employer's own offices in connection with the operation and maintenance of buildings or other properties acquired through foreclosure or deed, and any employee included in a unit of employees covered by a collective-bargaining agreement with the Employer that does not expressly provide for participation of such employees in this Plan, where there has been good-faith bargaining between the Employer and employees' representatives on the subject of retirement benefits.

     (q) "Employer" shall mean Cavalry Banking, a federally chartered stock savings bank, or any successors to the aforesaid by merger, consolidation or otherwise, which may agree to continue this Plan, or any affiliated or subsidiary corporation or business organization of any Employer which, with the consent of the Sponsor, shall agree to become a party to this Plan.

     (r) "Employer Securities" shall mean the common stock issued by Cavalry Bancorp, Inc., a Tennessee corporation, or any employer security within the meaning of Section 4975(c)(8) of the Code and Section 407(d)(1) of ERISA.

     (s) "Entry Date" shall mean each January 1 and July 1, so long as this Plan shall remain in effect.

     (t) "Exempt Loan" shall mean a loan described at Section 4975(d)(1) of the Code to the Trustee to purchase Employer Securities for the Plan, made or guaranteed by a disqualified person, as defined at Section 4975(e)(2) of the Code, including, but not limited to, a direct loan of cash, a purchase money transaction, an assumption of an obligation of the Trustee, an unsecured guarantee or the use of assets of such disqualified person as collateral for such a loan.

     (u) "Former Participant" shall mean any previous Participant whose participation has terminated but who has a vested interest in the Plan which has not been distributed in full.

     (v) "Fund" shall mean the Fund maintained by the Trustee pursuant to the Trust Agreement in order to provide for the payment of the benefits specified in the Plan.

     (w) "Hour of Service" shall mean each hour for which an Employee is directly or indirectly paid or entitled to payment by an Employer for the performance of duties or for reasons other than the performance of duties (such as vacation time, holidays, sickness, disability, paid lay-offs, jury duty and similar periods of paid nonworking time). To the extent not otherwise included, Hours of Service shall also include each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Employer. Hours of working time shall be credited on the basis of actual hours worked, even though compensated at a premium rate for overtime or other reasons.

In computing and crediting Hours of Service for an Employee under this Plan, the rules set forth in Sections 2530.200b-2(b) and (c) of the Department of Labor Regulations shall apply, said Sections being herein incorporated by reference. Hours of Service shall be credited to the Plan Year or other relevant period during which the services were performed or the nonworking time occurred, regardless of the time when Compensation therefor may be paid. Any Employee for whom no hourly employment records are kept by the Employer shall be credited with 45 Hours of Service for each calendar week in which he would have been credited with a least one Hour or Service under the foregoing provisions, if hourly records were available. Solely for purposes of determining whether a Break for participation and vesting purposes has occurred in an Eligibility Period or Plan Year, an individual who is absent from work for maternity or paternity reasons shall receive credit for the Hours of Service which would otherwise have been credited to such individual but for such absence, or in any case in which such hours cannot be determined, eight Hours of Service per day of such absence. For purposes of this Section 1.1(w), an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the individual, (2) by reason of a birth of a child of the individual, (3) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (4) for purposes of caring for such child for a period beginning immediately following such birth or placement. The Hours of Service credited under this provision shall be credited (1) in the computation period in which the absence begins if the crediting is necessary to prevent a Break in that period, or (2) in all other cases, in the following computation period.

     (x) "Investment Adjustments" shall mean the increases and/or decreases in the value of a Participant's accounts attributable to earnings, gains, losses and expenses of the Fund, as set forth in Section 5.3.

     (y) "Limitation Year" shall mean the Plan Year.

     (z) "Normal Retirement Date" shall mean the first day of the month coincident with or during which a Participant attains age 65.

     (aa) "Participant" shall mean an Employee who has met all of the eligibility requirements of the Plan and who is currently included in the Plan as provided in Article II hereof.

     (bb) "Plan" shall mean the Cavalry Banking Employee Stock Ownership Plan, as described herein or as hereafter amended from time to time.

     (cc) "Plan Year" shall mean any 12 consecutive month period commencing on January 1 and ending on December 31.

     (dd) "Qualified Domestic Relations Order" shall mean any judgment, decree or order (including approval of a property settlement agreement) that relates to the provision of child support, alimony, marital property rights to a spouse, former spouse, child or other dependent of the Participant (all such persons hereinafter termed "alternate payee") and is made pursuant to a State domestic relations law (including community property law) and, further, that creates or recognizes the existence of an alternate payee's right to, or assigns to an alternate payee the right to receive all or a portion of the benefits payable with respect to a Participant and that clearly specifies the following:

     (1) the name and last known mailing address (if available) of the Participant and the name and mailing address of each alternate payee to which the order relates;

     (2) the amount or percentage of the Participant's benefits to be paid to an alternate payee or the manner in which the amount is to be determined; and

     (3) the number of payments or period for which payments are required.

     A domestic relations order is not a Qualified Domestic Relations Order if it:

     (1) requires the Plan to provide any type or form of benefit or any option not otherwise provided under the Plan; or,

     (2) requires the Plan to provide increased benefits; or

     (3) requires payment of benefits to an alternate payee that is required to be paid to another alternate payee under a previously existing Qualified Domestic Relations Order.

    (ee) "Retirement" shall mean termination of employment which qualifies as early, normal or Disability retirement as described in Article VI.

    (ff) "Service" shall mean employment with the Employer.

    (gg) "Sponsor" shall mean Cavalry Banking, a federally chartered stock savings bank.

    (hh) "Trust Agreement" shall mean the agreement, the Sponsor and the Trustee (or any successor Trustee governing the administration of the Trust as it may be amended from time to time.

    (ii) "Trustee" shall mean the Trustee or Trustees by whom the assets of the Plan are held, as provided in the Trust Agreement, or his or their successors.

    (jj) "Valuation Date" shall mean the last day of each Plan Year. The Trustee may make additional valuations, at the instruction of the Administrator, but in no event may the Administrator request additional valuations by the Trustee more frequently than quarterly. Whenever such date falls on a Saturday, Sunday or holiday, the preceding business day shall be the Valuation Date.

     (kk) "Year of Service" shall mean any Plan Year during which an Employee has completed at least 1,000 Hours of Service. Except as otherwise specified in Article III, in the determination of Years of Service for eligibility and vesting purposes under this Plan, the term "Year of Service" shall also mean any Plan Year during which an Employee has completed at least 1,000 Hours of Service with an entity that is:

     (1) a member of a controlled group including the Employer, while it is a member of such controlled group (within the meaning of Section 414(b) of the Code);

     (2) in a group of trades or businesses under common control with the Employer, while it is under common control (within the meaning of Section 414(c) of the Code);

     (3) a member of an affiliated service group including the Employer, while it is a member of such affiliated service group (within the meaning of Section 414(m) of the Code); or

     (4) a leasing organization, under the circumstances described in Section 414(n) of the Code.

     1.2 Plurals and Gender.

     Where appearing in the Plan and the Trust Agreement, the masculine gender shall include the feminine and neuter genders, and the singular shall include the plural, and vice versa, unless the context clearly indicates a different meaning.

     1.3 Incorporation of Trust Agreement.

     The Trust Agreement, as the same may be amended from time to time, is intended to be and hereby is incorporated by reference into this Plan and for all purposes shall be deemed a part of the Plan.

     1.4 Headings.

     The headings and sub-headings in this Plan are inserted for the convenience of reference only and are to be ignored in any construction of the provisions hereof.

     1.5 Severability.

     In case any provision of this Plan shall be held illegal or void, such illegality or invalidity shall not affect the remaining provisions of this Plan, but shall be fully severable, and the Plan shall be construed and enforced as if said illegal or invalid provisions had never been inserted herein.

     1.6 References to Governmental Regulations.

     References in this Plan to regulations issued by the Internal Revenue Service, the Department of Labor, or other governmental agencies shall include all regulations, rulings, procedures, releases and other position statements issued by any such agency.

                            ARTICLE II

                           PARTICIPATION

     2.1 Commencement of Participation.

     (a) Any Employee who completes at least 1,000 Hours of Service during his Eligibility Period or during any Plan Year beginning after his Date of Hire shall initially become a Participant on the Entry Date coincident with or next following the later of the following dates, provided he is employed by the Employer on that Entry Date:

     (1) The date which is 12 months after his Date of Hire; and

     (2) The date on which he attains age 21.

     (b) Any Employee who had satisfied the requirements set forth in Section 2.1(a) during the 12-month period prior to the Effective Date shall become a Participant on the Effective Date, provided he was still employed by the Employer on the Effective Date.

     2.2 Termination of Participation.

     After commencement or resumption of his participation, an Employee shall remain a Participant during each consecutive Plan Year thereafter until the earliest of the following dates:

     (a) His actual Retirement date;

     (b) His date of death; or

     (c) The last day of a Plan Year during which he incurs a Break.

     2.3 Resumption of Participation

     (a) Any Participant whose employment terminates and who resumes Service before he incurs a Break shall resume participation immediately on the date he is reemployed.

     (b) Except as otherwise provided in Section 2.3(c), any Participant who incurs one or more Breaks and resumes Service shall resume participation retroactively as of the first day of the first Plan Year in which he completes a Year of Service after such Break(s).

     (c) Any Participant who incurs one or more Breaks and resumes Service, but whose pre-Break Service is not reinstated to his credit pursuant to
Section 3.3, shall be treated as a new Employee and shall again be required to satisfy the eligibility requirements contained in Section 2.1 before resuming participation on the appropriate Entry Date, as specified in Section 2.1.

     2.4 Determination of Eligibility.

     The Administrator shall determine the eligibility of Employees in accordance with the provisions of this Article. For each Plan Year, the Employer shall furnish the Administrator a list of all Employees, indicating the original date of their reemployment with the Employer and any Breaks they may have incurred.

                            ARTICLE III

                         CREDITED SERVICE

     3.1 Service Counted for Eligibility Purposes.

     Except as provided in Section 3.3, all Years of Service completed by an Employee shall be counted in determining his eligibility to become a Participant on and after the Effective Date, whether such Service was completed before or after the Effective Date.

     3.2 Service Counted for Vesting Purposes.

     All Years of Service completed by an Employee (including Years of Service completed prior to the Effective Date) shall be counted in determining his vested interest in this Plan, except the following:

     (a) Service which is disregarded under the provisions of Section 3.3; and

     (b) Service prior to the Effective Date of this Plan if such Service would have been disregarded under the "break in service" rules (within the meaning of Section 1.411(a)-5(b)(6) of the Treasury Regulations).

     3.3 Credit for Pre-Break Service.

     Upon his resumption of participation following one or a series of consecutive Breaks, an Employee's pre-Break Service shall be reinstated to his credit for all purposes of this Plan only if either:

     (a) He was vested in any portion of his accrued benefit at the time the Break(s) began; or

     (b) The number of his consecutive Breaks does not equal or exceed the greater of five or the number of his Years of Service credited to him before the Breaks began.

     Except as provided in the foregoing, none of an Employee's Service prior to one or a series of consecutive Breaks shall be counted for any purpose in connection with his participation in this Plan thereafter.

     3.4 Service Credit During Authorized Leaves.

     An Employee shall receive no Service credit under Section 3.1 or 3.2 during any Authorized Leave of Absence. However, solely for the purpose of determining whether he has incurred a Break during any Plan Year in which he is absent from Service for one or more Authorized Leaves of Absence, he shall be credited with 45 Hours of Service for each week during any such leave period.

Notwithstanding the foregoing, if an Employee fails to return to Service on or before the end of a leave period, he shall be deemed to have terminated Service as of the first day of such leave period and his credit for Hours of Service, determined under this Section 3.4, shall be revoked. Notwithstanding any provision of this Plan to the contrary, contributions, benefits and service credit with respect to qualified military service will be provided in accordance with Section 414(u) of the Code.

     3.5 Service Credit During Maternity or Paternity Leave.

     For purposes of determining whether a Break has occurred for participation and vesting purposes, an individual who is on maternity or paternity leave as described in Section 1.1(w), shall be deemed to have completed Hours of Service during such period of absence, all in accordance with Section 1.1(w). Notwithstanding the foregoing, no credit shall be given for such Hours of Service unless the individual furnishes to the Administrator such timely information as the Administrator may reasonably require to determine:

     (a) that the absence from Service was attributable to one of the maternity or paternity reasons enumerated in Section 1.1(w); and

     (b) the number of days for which such absence lasted.

     In no event, however, shall any credit be given for such leave other than for determining whether a Break has occurred.

     3.6 Ineligible Employees.

     Notwithstanding any provisions of this Plan to the contrary, any person who is employed by the Employer, but who is ineligible to participate in this Plan, either because of his failure:

     (a) To meet the eligibility requirements contained in Article II; or

     (b) To be an Employee, as defined in Section 1.1(p), shall, nevertheless, earn Years of Service for eligibility and vesting purposes pursuant to the rules contained in this Article III. However, such a person shall not be entitled to receive any contributions hereunder unless and until he becomes a Participant in this Plan, and then, only during his period of participation.

                            ARTICLE IV

                           CONTRIBUTIONS

     4.1 Employee Stock Ownership Contributions.

    (a) Subject to all of the provisions of this Article IV, for each Plan Year commencing on or after the Effective Date, the Employer shall make an Employee Stock Ownership contribution to the Fund, in such amount as may be determined by the Board of Directors in its discretion. Such contribution shall be in the form of cash or Employer Securities. In determining the value of Employer Securities transferred to the Fund as an Employee Stock Ownership contribution, the Administrator may determine the average of closing prices of such securities for a period of up to 90 consecutive days immediately preceding the date on which the securities are contributed to the Fund. In the event that the Employer Securities are not readily tradable on an established securities market, the value of the Employer Securities transferred to the Fund shall be determined by an independent appraiser in accordance with Section 8.9.

     (b) In no event shall such contribution by the Employer exceed for any Plan Year the maximum amount that may be deducted by the Employer under
Section 404 of the Code, nor shall such contribution cause the Employer to violate its regulatory capital requirements. Each Employee Stock Ownership contribution by the Employer shall be deemed to be made on the express condition that the Plan, as then in effect, shall be qualified under Sections 401 and 501 of the Code and that the amount of such contribution shall be deductible from the Employer's income under Section 404 of the Code.

     4.2 Time and Manner of Employee Stock Ownership Contributions.

     (a) The Employee Stock Ownership contribution (if any) for each Plan Year shall be paid to the Trustee in one lump sum or installments at any time on or before the expiration of the time prescribed by law (including any extensions) for filing of the Employer's federal income tax return for its fiscal year ending concurrent with or during such Plan Year. Any portion of the Employee Stock Ownership contribution for each Plan Year that may be made prior to the last day of the Plan Year shall be maintained by the Trustee in the Employee Stock Ownership suspense account described in Section 5.2 until the last day of such Plan Year.

     (b) If an Employee Stock Ownership contribution for a Plan Year is paid after the close of the Employer's fiscal year which ends concurrent with or during such Plan Year but on or prior to the due date (including any extensions) for filing of the Employer's federal income tax return for such fiscal year, it shall be considered, for allocation purposes, as an Employee Stock Ownership contribution to the Fund for the Plan Year for which it was computed and accrued, unless such contribution is accompanied by a statement to the Trustee, signed by a representative of the Employer, which specifies that the Employee Stock Ownership contribution is made with respect to the Plan Year in which it is received by the Trustee. Any Employee Stock Ownership contribution paid by the Employer during any Plan Year but after the due date (including any extensions) for filing of its federal income tax return for the fiscal year of the Employer ending on or before the last day of the preceding Plan Year shall be treated, for allocation purposes, as an Employee Stock Ownership contribution to the Fund for the Plan Year in which the contribution is paid to the Trustee.

     (c) Notwithstanding anything contained herein to the contrary, no Employee Stock Ownership contribution shall be made for any year during which a "limitations account" created pursuant to Section 5.6(c)(2) is in existence until the balance of such limitations account has been reallocated in accordance with Section 5.6(c)(2).

     4.3 Records of Contributions.

     The Employer shall deliver at least annually to the Trustee, with respect to the contributions contemplated in Section 4.1, a certificate of the Administrator, in such form as the Trustee shall approve, setting forth:

     (a) The aggregate amount of contributions, if any, to the Fund for such Plan Year;

     (b) The names, Internal Revenue Service identifying numbers and current residential addresses of all Participants in the Plan;

     (c) The amount and category of contributions to be allocated to each such Participant; and

     (d) Any other information reasonably required for the proper operation of the Plan.

     4.4 Erroneous Contributions.

     (a) Notwithstanding anything herein to the contrary, upon the Employer's request, a contribution which was made by a mistake of fact, or conditioned upon the initial qualification of the Plan, under Code Section 401, or upon the deductibility of the contribution under Section 404 of the Code, shall be returned to the Employer by the Trustee within one year after the payment of the contribution, the denial of the qualification or the disallowance of the deduction (to the extent disallowed), whichever is applicable; provided, however, that in the case of denial of the initial qualification of the Plan, a contribution shall not be returned unless an Application for Determination has been timely filed with the Internal Revenue Service. Any portion of a contribution returned pursuant to this Section 4.4 shall be adjusted to reflect its proportionate share of the losses of the fund, but shall not be adjusted to reflect any earnings or gains. Notwithstanding any provisions of this Plan to the contrary, the right or claim of any Participant or Beneficiary to any asset of the Fund or any benefit under this Plan shall be subject to and limited by this Section 4.4.

     (b) In no event shall voluntary Employee contributions be accepted. Any such voluntary Employee contributions (and any earnings attributable thereto) mistakenly received by the Trustee shall promptly be returned to the Participant.

                             ARTICLE V

               ACCOUNTS, ALLOCATIONS AND INVESTMENTS

     5.1 Establishment of Separate Participant Accounts.

     The Administrator shall establish and maintain separate individual accounts for Participants in the Plan and for each Former Participant in accordance with the provisions of this Article V. Such separate accounts shall be for accounting purposes only and shall not require a segregation of the Fund, and no Participant, Former Participant or Beneficiary shall acquire any right to or interest in any specific assets of the Fund as a result of the allocations provided for under this Plan, except where segregation is expressly provided for in this Plan.

     (a) Employee Stock Ownership Accounts.

     The Administrator shall establish a separate Employee Stock Ownership Account in the Fund for each Participant. The account shall be credited as of the last day of each Plan Year with the amounts allocated to the Participant under Sections 5.4 and 5.5. The Administrator may establish subaccounts hereunder, including an Employer Stock Account reflecting a Participant's interest in Employer Securities held by the Trust and an Other Investments Account reflecting the Participant's interest in his Employee Stock Ownership Account other than Employer Securities.

     (b) Distribution Accounts.

     In any case where distribution of a terminated Participant's vested interest in the Plan is to be deferred, the Administrator shall establish a separate, nonforfeitable account in the Fund to which the balance in his Employee Stock Ownership Account in the Plan shall be transferred after such Participant incurs a Break. Unless the Former Participant's distribution accounts are segregated for investment purposes pursuant to section 9.4, they shall share in Investment Adjustments.

     (c) Other Accounts.

     The Administrator shall establish such other separate accounts for each Participant as may be necessary or desirable for the convenient administration of the Fund.

     5.2 Establishment of Suspense Accounts.

     The Administrator shall establish separate accounts to be known as "suspense accounts." There shall be credited to such appropriate suspense accounts any Employee Stock Ownership contributions that may be made prior to the last day of the Plan Year, as provided in Section 4.2. The suspense accounts shall share proportionately as to time and amount in any Investment Adjustments. As of the last day of each Plan Year, the balance of the Employee Stock Ownership suspense account shall be added to the Employee Stock Ownership contribution and allocated to the Employee Stock

Ownership Accounts of Participants as provided in Section 5.5, except as provided herein. In the event that the Plan takes an Exempt Loan, the Employer Securities purchased thereby shall be allocated to a separate Exempt Loan Suspense Account, from which allocations shall be made in accordance with
Section 8.5.

     5.3 Allocation of Earnings, Losses and Expenses.

     As of each Valuation Date, any increase or decrease in the net worth of the aggregate Employee Stock Ownership Accounts held in the Fund attributable to earnings, losses, expenses and unrealized appreciation or depreciation in each such aggregate Account, as determined by the Trustee pursuant to the Trust Agreement, shall be credited to or deducted from the appropriate suspense accounts and all Participants' Employee Stock Ownership Accounts (except segregated distribution accounts described in Section 5.1(b) and the "limitations account" described in Section 5.6(c)(4)) in the proportion that the value of each such Account (determined immediately prior to such allocation and before crediting any Employee Stock Ownership contributions and forfeitures for the current Plan Year but after adjustment for any transfer to or from such Accounts and for the time such funds were in such Accounts) bears to the value of all Employee Stock Ownership Accounts.

     5.4 Allocation of Forfeitures.

     As of the last day of each Plan Year, all forfeitures attributable to the Employee Stock Ownership Accounts which are then available for reallocation shall be, as appropriate, added to the Employee Stock Ownership contribution (if any) for such year and allocated among the Participants' Employee Stock Ownership Accounts, as appropriate, in the manner provided in Sections 5.5 and 5.6.

     5.5 Allocation of Annual Employee Stock Ownership Contributions.

     As of the last day of each Plan Year for which the Employer shall make an Employee Stock Ownership contribution, the Administrator shall allocate the Employee Stock Ownership contribution (including reallocable forfeitures) for such Plan Year to the Employee Stock Ownership account of each Participant who completed at least 1,000 Hours of Service during that Plan Year, provided that he is still employed by the Employer on the last day of the Plan Year. Such allocation shall be made in the same proportion that each such Participant's Compensation for such Plan Year bears to the total Compensation of all such Participants for such Plan Year, subject to Section 5.6; provided, however, that, for purposes of this Section 5.5, a Participant's Compensation shall not be considered for any part of a Plan Year prior to the date the Participant commenced participation in the Plan. Notwithstanding the foregoing, if a Participant attains his Normal or Early Retirement Date and terminates Service prior to the last day of the Plan Year but after completing 1,000 Hours of Service, or terminates service by reason of death or Disability, he shall be entitled to an allocation based on his Compensation earned prior to his termination and during the Plan Year. Furthermore, if a Participant completes 1,000 Hours of Service and is on a Leave of Absence on the last day of the Plan Year because of pregnancy or other medical reason, such a Participant shall be entitled to an allocation based on his Compensation earned during such Plan Year.

     5.6 Limitation on Annual Additions.

     (a) Notwithstanding any provisions of this Plan to the contrary, the total Annual Additions credited to a Participant's accounts under this Plan (and under any other defined contribution plan to which the Employer contributes) for any Limitation Year shall not exceed the lesser of:

     (1) 25% of the Participant's compensation for such Limitation Year; or

     (2) $30,000. Whenever otherwise allowed by law, the maximum amount of $30,000 shall be automatically adjusted annually for cost-of-living increases in accordance with Section 415(d) of the Code and the highest such increase effective at any time during the Limitation Year shall be effective for the entire Limitation Year, without any amendment to this Plan.

     (b) Solely for the purpose of this Section 5.6, the term "compensation" is defined as wages, salaries, and fees for professional services and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer maintaining the Plan to the extent that the amounts are includable in gross income (including, but not limited to, commissions paid to salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, and reimbursements or other expense allowances under a nonaccountable plan (as described in Treas. Regs. Section 1.62-2(c)), and excluding the following:

     (1) Amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by the employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

     (2) Amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option; and

     (3) Other amounts which received special tax benefits, or contributions made by the employer (whether or not under a salary reduction agreement) towards the purchase of an annuity contract described in section 403(b) of the Code (whether or not the contributions are actually excludable from the gross income of the Employee).

     Notwithstanding anything in this Section 5.6(b) to the contrary, for Plan Years beginning after December 31, 1997, "compensation" for purposes of
Section 5.6(b) shall include any elective deferrals under Code Sections 402(g)(3), 457 or 125.

     (c) In the event that the limitations on Annual Additions described in this Section 5.6(a) above are exceeded with respect to any Participant in any Limitation Year, then the contributions allocable to the Participant for such year shall be reduced to the minimum extent required by such limitations in the following order of priority:

     (1) The Administrator shall determine to what extent the Annual Additions to any Participant's Employee Stock Ownership Account must be reduced in each Limitation Year. The Administrator shall reduce the Annual Additions to all other tax-qualified retirement plans maintained by the Employer in accordance with the terms contained therein for required reductions or reallocations mandated by Section 415 of the Code before reducing any Annual Additions in this Plan.

     (2) If any further reductions in Annual Additions are necessary, then the Employee Stock Ownership contributions and forfeitures allocated during such Limitation Year to the Participant's Employee Stock Ownership Account shall be reduced. The amount of any such reductions in the Employee Stock Ownership contributions and forfeitures shall be reallocated to all other Participants in the same manner as set forth under Sections 5.4 and 5.5.

     (3) Any amounts which cannot be reallocated to other Participants in a current Limitation Year in accordance with Section 5.6(c)(2) above because of the limitations contained in Sections 5.6(a) and (d) shall be credited to an account designated as the "limitations account" and carried forward to the next and subsequent Limitation Years until it can be reallocated to all Participants as set forth in Sections 5.4, and 5.5, as appropriate. No Investment Adjustments shall be allocated to this limitations account. In the next and subsequent Limitation Years, all amounts in the limitations account must be allocated in the manner described in Sections 5.4 and 5.5, as appropriate, before any Employee Stock Ownership contributions may be made to this Plan for that Limitation Year.

     (4) In the event this Plan is voluntarily terminated by the Employer under Section 13.5, any amounts credited to the limitations account described in Section 5.6(c)(2) above which have not be reallocated as set forth herein shall be distributed to the Participants who are still employed by the Employer on the date of termination, in the proportion that each Participant's Compensation bears to the Compensation of all Participants.

     (d) The Annual Additions credited to a Participant's accounts for each Limitation Year beginning before January 1, 2000 are further limited so that in the case of an Employee who is a

Participant in both this Plan and any qualified defined benefit plan (hereinafter referred to as a "pension plan") of the Employer, the sum of (1) and (2) below will not exceed 1.0:

     (1) (A) The projected annual normal retirement benefit of a Participant under the pension plan, divided by

         (B) The lesser of:

               (i) The product of 1.25 multiplied by the dollar limitation in effect under Section 415(b)(1)(A) of the Code for such Limitation Year; or

              (ii) The product of 1.4 multiplied by the amount of compensation which may be taken into account under Section 415(b)(1)(B) of the Code for the Participant for such Limitation Year; plus

     (2) (A) The sum of Annual Additions credited to the Participant under this Plan for all Limitation Years, divided by:

     (B) The sum of the lesser of the following amounts determined for such Limitation Year and for each prior year of service with the Employer:

               (i) The product of 1.25 multiplied by the dollar limitation in effect under Section 415(b)(1)(A) of the Code for such Limitation Year, or

              (ii) The product of 1.4 multiplied by  the amount of
                   compensation which may be taken into account under Section 415(b)(1)(B) of the Code for the Participant for such Limitation Year. The Administrator may, in calculating the defined contribution plan fraction described in Section 5.6(d)(2), elect to use the transitional rule pursuant to
                   Section 415(e)(6) of the Code, if applicable. If the sum of the fractions produced above will exceed 1.0, even after the use of the "fresh start" rule contained in Section 235 of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), if applicable, then the same provisions as stated in Section 5.6(c) above shall apply. If, even after the reductions provided for in Section 5.6(c), the sum of the fractions still exceed 1.0, then the benefits of the Participant provided under the pension plan shall be reduced to the extent necessary, in accordance with Treasury Regulations issued under the Code. Solely for the purposes of this Section 5.6(d), the term "years of service" shall mean all years of service defined by Treasury Regulations issued under Section 415 of the Code.

     (e) In the event that the Employer is a member of (1) a controlled group of corporations or a group of trades or businesses under common control (as described in Section 414(b) or (c) of the Code, as modified by Section 415(h) thereof), or (2) an affiliated service group (as described in Section 414(m) of the Code), the Annual Additions credited to any Participant's accounts in any such Limitation Year shall be further limited by reason of the existence of all other qualified retirement plans maintained by such affiliated corporations, other entities under common control or other members of the affiliated service group, to the extent such reduction is required by Section 415 of the Code and the regulations promulgated thereunder. The Administrator shall determine if any such reduction in the Annual Additions to a Participant's accounts is required for this reason, and if so, the same provisions as stated in 5.6(c) and (d) above shall apply.

     (f) Annual Additions shall not include any Employer contributions which are used by the Trust to pay interest on an Exempt Loan nor any forfeitures of Employer Securities purchased with the proceeds of an Exempt Loan, provided that not more than one-third of the Employer contributions are allocated to Participants who are among the group of employees deemed "highly compensated employees" within the meaning of Code Section 414(q).

     5.7 Erroneous Allocations.

     No Participant shall be entitled to any Annual Additions or other allocations to his accounts in excess of those permitted under Sections 5.3, 5.4, 5.5, and 5.6. If it is determined at anytime that the Administrator and/or Trustees have erred in accepting and allocating any contributions or forfeitures under this Plan, or in allocating Investment Adjustments, or in excluding or including any person as a Participant, then the Administrator, in a uniform and nondiscriminatory manner, shall determine the manner in which such error shall be corrected and shall promptly advise the Trustee in writing of such error and of the method for correcting such error. The accounts of any or all Participants may be revised, if necessary, in order to correct such error.
                                   21

     5.8 Value of Participant's Interest in Fund

     At any time, the value of a Participant's interest in the Fund shall consist of the aggregate value of his Employee Stock Ownership Account and his distribution account, if any, determined as of the next-preceding Valuation Date. The Administrator shall maintain adequate records of the cost basis of Employer Securities allocated to each Participant's Employer Stock Ownership Account.

     5.9 Investment of Account Balances.

     The Employee Stock Ownership Accounts shall be invested primarily in Employer Securities. All sales of Employer Securities by the Trustee attributable to the Employee Stock Ownership Accounts of all Participants shall be charged pro rata to the Employee Stock Ownership Accounts of all Participants.

                            ARTICLE VI

         RETIREMENT, DEATH AND DESIGNATION OF BENEFICIARY

     6.1 Normal Retirement.

     A Participant who reaches his Normal Retirement Date and who shall retire at that time shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of
Section 9.1. A Participant who remains in Service after his Normal Retirement Date shall not be entitled to any retirement benefits until his actual termination of Service thereafter (except as provided in Section 9.3(g)) and he shall meanwhile continue to participate in this Plan.

     6.2 Early Retirement.

     A Participant who reaches his Early Retirement Date may retire at such time (or, at his election, as of the first day of any month thereafter prior to his Normal Retirement Date) and shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of Section 9.1.

     6.3 Disability Retirement.

     In the event a Participant incurs a Disability, he may retire on his Disability Retirement Date and shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of Section 9.1.

     6.4 Death Benefits.

     (a) Upon the death of a Participant before his Retirement or other termination of Service, the value of his interest in the Fund shall be payable pursuant to the provisions of Section 9.1. The Administrator shall direct the Trustee to distribute his interest in the Fund to any surviving Beneficiary designated by the Participant or, if none, to such persons designated by the Administrator pursuant to Section 6.5.

     (b) Upon the death of a Former Participant, the Administrator shall direct the Trustee to distribute any undistributed balance of his interest in the Fund to any surviving Beneficiary designated by him or, if none, to such persons designated by the Administrator pursuant to Section 6.5.

     (c) The Administrator may require such proper proof of death and such evidence of the right of any person to receive the interest in the Fund of a deceased Participant or Former Participant as the Administrator may deem desirable. The Administrator's determination of death and of the right of any person to receive payment shall be conclusive.

     6.5 Designation of Death Beneficiary and Manner of Payment.

     (a) Each Participant shall have the right to designate a Beneficiary or Beneficiaries to receive the sum or sums to which he may be entitled upon his death. The Participant may also designate the manner in which any death benefits under this Plan shall be payable to his Beneficiary, provided that such designation is in accordance with Section 9.4. Such designation of Beneficiary and manner of payment shall be in writing and delivered to the Administrator, and shall be effective when received by the Administrator. The Participant shall have the right to change such designation by notice in writing to the Administrator. Such change of Beneficiary or the manner of payment shall become effective upon its receipt by the Administrator. Any such change shall be deemed to revoke all prior designations.

     (b) If a Participant shall fail to designate validly a Beneficiary or if no designated Beneficiary survives the Participant, his interest in the Fund shall be paid to the person or persons in the first of the following classes of successive preference Beneficiaries surviving at the death of the
Participant: the Participant's (1) widow or widower, (2) children, (3) parents, and (4) estate. The Administrator shall decide what Beneficiaries, if any, shall have been validly designated, and its decision shall be binding and conclusive on all persons.

     (c) Notwithstanding the foregoing, if a Participant has been married throughout the 12 month period preceding the date of his death, the sum or sums to which he may be entitled under this Plan upon his death shall be paid to his spouse, unless the Participant's spouse shall have consented to the election of another Beneficiary. Such a spousal consent shall be in writing and shall be witnessed either by a representative of the Plan or a notary public. If it is established to the satisfaction of the Administrator that such spousal consent cannot be obtained because there is no spouse, because the spouse cannot be located, or other reasons prescribed by governmental regulations, the consent of the spouse may be waived, and the Participant may designate a Beneficiary or Beneficiaries other than his spouse.

                            ARTICLE VII

                      VESTING AND FORFEITURES

     7.1 Vesting on Death, Disability, Retirement and Change in Control.

     Unless his participation in this Plan shall have terminated prior thereto, upon a Participant's death, Disability, Early Retirement, or upon his attainment of Normal Retirement Date (whether or not he actually retires at that time) while he is still employed by the Employer, the Participant's entire interest in the Fund shall be fully vested and nonforfeitable. In addition, a Participant's interest shall be fully vested and nonforfeitable upon a Change in Control. For purposes of this Plan, a "Change in Control" shall mean an event deemed to occur if and when (1) an offeror other than the Cavalry Bancorp, Inc. purchases shares of the stock of Cavalry Bancorp, Inc. or the Sponsor pursuant to a tender or exchange offer for such shares, (2) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange
Act) is or becomes the beneficial owner, directly or indirectly, of securities of Cavalry Bancorp, Inc. or the Sponsor representing 25% or more of the combined voting power of Cavalry Bancorp, Inc.'s or the Sponsor's then outstanding securities, (3) the membership of the board of directors of Cavalry Bancorp, Inc. or the Sponsor changes as the result of a contested election, such that individuals who were directors at the beginning of any 24 month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or
(4) shareholders of Cavalry Bancorp, Inc. or the Sponsor approve a merger, consolidation, sale or disposition of all or substantially all of Cavalry Bancorp, Inc.'s or the Sponsor's assets, or a plan of partial or complete liquidation.

     7.2 Vesting on Termination of Participation.

     Upon termination of his participation in this Plan for any reason other than death, Disability, or Normal or Early Retirement, a Participant shall be vested in a percentage of his Employee Stock Ownership Account, such vested percentages to be determined under the following table, based on the Years of Service (including Years of Service prior to the Effective Date) credited to him for vesting purposes at the time of his termination of participation:

   Years of Service Completed                  Percentage Vested

          Less than 2                                 0%
               2                                     20%
               3                                     40%
               4                                     60%
               5                                     80%
            6 or more                               100%

     Any portion of the Participant's Employee Stock Ownership Account which is not vested at the time he incurs a Break shall thereupon be forfeited and disposed of pursuant to Section 7.3.

Distribution of the vested portion of a terminated Participant's interest in the Plan may be authorized by the Administrator in any manner permitted under
Section 9.1.

     7.3  Disposition of Forfeitures.

     (a) In the event a Participant incurs a Break and subsequently resumes both his Service and his participation in the Plan prior to incurring at least five Breaks, the forfeitable portion of his Employee Stock Ownership Account shall be reinstated to the credit of the Participant as of the date he resumes participation.

     (b) In the event a Participant terminates Service and subsequently incurs a Break and receives a distribution, or in the event a Participant does not terminate Service, but incurs at least five Breaks, or in the event that a Participant terminates Service and incurs at least five Breaks but has not received a distribution, then the forfeitable portion of his Employer Account, including Investment Adjustments, shall be reallocated to other Participants, pursuant to Section 5.4 as of the date the Participant incurs such Break or Breaks, as the case may be.

     (c) In the event a former Participant who had received a distribution from the Plan is rehired, he shall repay the amount of his distribution before the earlier of five years after the date of his rehire by the Employer, or the close of the first period of five consecutive Breaks commencing after the withdrawal in order for any forfeited amounts to be restored to him.

                           ARTICLE VIII

                EMPLOYEE STOCK OWNERSHIP PROVISIONS

     8.1  Right to Demand Employer Securities.

     A Participant entitled to a distribution from his Employee Stock Ownership Account shall be entitled to demand that his interest in the Account be distributed to him in the form of Employer Securities, all subject to
Section 9.9. In the event that the Employer Securities are not readily tradable on an established market, the Participant shall be entitled to require that the Employer repurchase the Employer Securities under a fair valuation formula, as provided by governmental regulations. The Participant or Beneficiary shall be entitled to exercise the put option described in the preceding sentence for a period of not more than 60 days following the date of distribution of Employer Securities to him. If the put option is not exercised within such 60-day period, the Participant or Beneficiary may exercise the put option during an additional period of not more than 60 days after the beginning of the first day of the first Plan Year following the Plan Year in which the first put option period occurred, all as provided in regulations promulgated by the Secretary of the Treasury.

     8.2  Voting Rights.

     Each Participant with an Employee Stock Ownership Account shall be entitled to direct the Trustee as to the manner in which the Employer Securities in such Account are to be voted. Employer Securities held in the Employee Stock Ownership Suspense Account or the Exempt Loan Suspense Account shall be voted by the Trustee on each issue with respect to which shareholders are entitled to vote in the manner directed by the majority of the Participants who directed the Trustee as to the manner of voting their shares in the Employee Stock Ownership Accounts with respect to such issue. Prior to the initial allocation of shares, the Trustee shall be entitled to vote the shares in the Suspense Account without prior direction from the Participants or the Administrator. In the event that a Participant fails to give timely voting instructions to the Trustee with respect to the voting of his allocated Employer Securities, the Trustee shall be entitled to vote such shares in its discretion.

     8.3  Nondiscrimination in Employee Stock Ownership Contributions.

     In the event that the amount of the Employee Stock Ownership contributions that would be required in any Plan Year to make the scheduled payments on an Exempt Loan would exceed the amount that would otherwise be deductible by the Employer for such Plan Year under Code Section 404, then no more than one-third of the Employee Stock Ownership contributions for the Plan Year, which is also the Employer's taxable year, shall be allocated to the group of Employees who:

     (a) During the Plan Year or the preceding Plan Year was at any time a more than 5% owner of the Employer; or

     (b) During the preceding Plan Year, received compensation from the Employer in excess of $80,000, as adjusted under Code Section 414(q) and, if elected by the Employer, was in the top paid group of Employees for such Plan Year.

     8.4  Dividends.

     Any cash dividends or other cash contributions received by the Trustee of Employer Securities allocated to the Employee Stock Account of Participants shall be credited to the applicable Participants' Ownership Accounts unless the Sponsor, in its sole discretion, elects to pay the cash dividends directly to the applicable Participants or directs the Trustee to pay the cash dividends to the Participants (or, if applicable, their Beneficiaries) within 90 calendar days of the close of the Plan Year in which the cash dividend were paid to the Fund. Notwithstanding anything contained in this Section to the contrary, the Sponsor may direct cash dividends, including dividends on non-allocated shares, be applied to repay an Exempt Loan, but only to the extent shares of Employer Securities with an aggregate fair market value equal to the amount of dividends so applied are allocated to the Employee Stock Ownership Account of the applicable Participants and to the extent the cash dividends are deductible under Section 404(k) of the Code. To the extent cash dividends on allocated shares are applied to repay an Exempt Loan, shares released from encumbrance the value equal to the amount of the dividends which, but for the repayment of the Exempt Loan, would have been allocated to Participants' Employee Stock Ownership Accounts shall be allocated to the Employee Stock Ownership Accounts of the affected Participants, and the remaining shares to be allocated shall be allocated among the Participants in accordance with Section 5.5. Dividends on Employer Securities obtained pursuant to an Exempt Loan and not yet allocated may be used to make payments on an Exempt Loan, as described in Section 8.5.

     8.5  Exempt Loans.

     (a) The Sponsor may direct the Trustee to obtain Exempt Loans. The Exempt Loan may take the form of (i) a loan from a bank or other commercial lender to purchase Employer Securities (ii) a loan from the Employer or affiliated corporation, to the Plan; or (iii) an installment sale of Employer Securities to the Plan. The proceeds of any such Exempt Loan shall be used, within a reasonable time after the Exempt Loan is obtained, only to purchase Employer Securities, repay the Exempt Loan, or repay any prior Exempt Loan. Any such Exempt Loan shall provide for no more than a reasonable rate of interest and shall be without recourse against the Plan. The number of years to maturity under the Exempt Loan must be definitely ascertainable at all times. The only assets of the Plan that may be given as collateral for an Exempt Loan are Employer Securities acquired with the proceeds of the Exempt Loan and Employer Securities that were used as collateral for a prior Exempt Loan repaid with the proceeds of the current Exempt Loan. Such Employer Securities so pledged shall be placed in an Exempt Loan Suspense Account. No person or institution entitled to payment under an Exempt Loan shall have recourse against Trust assets other than the aforesaid collateral, Employer Stock Ownership contributions (other than contributions of Employer Securities) that are available under the Plan to meet obligations under the Exempt Loan and earnings attributable to such collateral and the investment of such contributions. All Employee Stock Ownership contributions paid during the Plan Year in which an Exempt Loan is made (whether before or after the date the proceeds of the Exempt Loan are received), all Employee Stock

Ownership contributions paid thereafter until the Exempt Loan has been repaid in full, and all earnings from investment of such Employee Stock Ownership contributions, without regard to whether any such Employee Stock Ownership contributions and earnings have been allocated to Participants' Employee Stock Ownership Accounts, shall be available to meet obligations under the Exempt Loan as such obligations accrue, or prior to the time such obligations accrue, unless otherwise provided by the Employer at the time any such contribution is made. Any pledge of Employer Securities shall provide for the release of shares so pledged upon the payment of any portion of the Exempt Loan.

     (b) For each Plan Year during the duration of the Exempt Loan, the number of shares of Employer Securities released from such pledge shall equal the number of encumbered shares held immediately before release for the current Plan Year multiplied by a fraction. The numerator of the fraction is the sum of principal and interest paid in such Plan Year. The denominator of the fraction is the sum of the numerator plus the principal and interest to be paid for all future years. Such years will be determined without taking into account any possible extension or renewal periods. If interest on any Exempt Loan is variable, the interest to be paid in future years under the Exempt Loan shall be computed by using the interest rate applicable as of the end of the Plan Year.

     (c) Notwithstanding the foregoing, the Trustee may obtain an Exempt Loan pursuant to the terms of which the number of Employer Securities to be released from encumbrance may, at the election of the Sponsor or otherwise, be determined solely with reference to principal payments. In the event that such an Exempt Loan is obtained, annual payments of principal and interest shall be at a cumulative rate that is not less rapid at any time than level payments of such amounts for not more than 10 years. The amount of interest in any such annual loan repayment shall be disregarded only to the extent that it would be determined to be interest under standard loan amortization tables. The requirement set forth in the preceding sentence shall not be applicable from the time that, by reason of a renewal, extension, or refinancing, the sum of the expired duration of the Exempt Loan, the renewal period, the extension period, and the duration of a new Exempt Loan exceeds 10 years.

     8.6  Exempt Loan Payments.

     (a) Payments of principal and interest on any Exempt Loan during a Plan Year shall be made by the Trustee (as directed by the Administrator) only from
(1) Employee Stock Ownership contributions to the Trust made to meet the Plan's obligation under an Exempt Loan (other than contributions of Employer Securities) and from any earnings attributable to Employer Securities held as collateral for an Exempt Loan and investments of such contributions (both received during or prior to the Plan Year); (2) the proceeds of a subsequent Exempt Loan made to repay a prior Exempt Loan; and (3) the proceeds of the sale of any Employer Securities held as collateral for an Exempt Loan. Such contribution and earnings shall be accounted for separately by the Plan until the Exempt Loan is repaid.

     (b) Employer Securities released by reason of the payment of principal or interest on an Exempt Loan from amounts allocated to Participants' Employee Stock Ownership Accounts shall be allocated as set forth in Section 5.5.

     (c) The Employer shall contribute to the Trust sufficient amounts to enable the Trust to pay principal and interest on any such Exempt Loans as they are due, provided however that no such contribution shall exceed the limitations in Section 5.6. In the event that such contributions by reason of the limitations in Section 5.6 are insufficient to enable the Trust to pay principal and interest on such Exempt Loan as it is due, then upon the Trustee's request the Employer or an affiliated corporation shall:

     (1) Make an Exempt Loan to the Trust in sufficient amounts to meet such principal and interest payments. Such new Exempt Loan shall be subordinated to the prior Exempt Loan. Securities released from the pledge of the prior Exempt Loan shall be pledged as collateral to secure the new Exempt Loan. Such Employer Securities will be released from this new pledge and allocated to the Employee Stock Ownership Accounts of the Participants in accordance with applicable provisions of the Plan;

     (2) Purchase any Employer Securities pledged as collateral in an amount necessary to provide the Trustee with sufficient funds to meet the principal and interest repayments. Any such sale by the Plan shall meet the requirements of Section 408(e) of ERISA; or

     (3) Any combination of the foregoing. However, the Employer shall not, pursuant to the provisions of this subsection, do, fail to do or cause to be done any act or thing which would result in a disqualification of the Plan as an Employee Stock Ownership Plan under the Code.

     (d) Except as provided in Section 8.1 above and notwithstanding any amendment to or termination of the Plan which causes it to cease to qualify as an Employee Stock Ownership plan within the meaning of Section 4975(e)(7) of the Code, or any repayment of an Exempt Loan, no shares of Employer Securities acquired with the proceeds of an Exempt Loan obtained by the Trust to purchase Employer Securities may be subject to a put, call or other option, or buy-sell or similar arrangement while such shares are held by the Plan or when such Shares are distributed from the Plan.

     8.7  Put Option.

     If a Participant exercises a put option (as set forth in Section 8.1) with respect to Employer Securities that were distributed as part of a total distribution pursuant to which a Participant's Employee Stock Ownership Account is distributed to him in a single taxable year, the Employer or the Plan may elect to pay the purchase price of the Employer Securities over a period not to exceed five years. Such payments shall be made in substantially equal installments not less frequently than annually over a period beginning not later than 30 days after the exercise of the put option. Reasonable interest shall be paid to the Participant with respect to the unpaid balance of the purchase price and adequate security shall be provided with respect thereto. In the event that a Participant exercises a put option with respect to Employer Securities that are distributed as part of an installment distribution, the amount to be paid for such securities shall be paid not later than 30 days after the exercise of the put option.

     8.8  Diversification Requirements

     Each Participant who has completed at least 10 years of participation in the Plan and has attained age 55 may elect within 90 days after the close of each Plan Year during his "qualified election period" to direct the Plan as to the investment of at least 25% of his Employee Stock Ownership Account (to the extent such percentage exceeds the amount to which a prior election under this
Section 8.8 had been made). For purposes of this Section 8.8, the term "qualified election period" shall mean the six-Plan Year period beginning with the Plan Year after the Plan Year in which the Participant attains age 55 (or, if later, beginning with the Plan Year after the first Plan Year in which the Employee first completes at least 10 years of participation in the Plan). In the case of the Employee who has attained age 60 and completed 10 years of participation in the prior Plan Year and in the case of the election year in which any other Participant who has met the minimum age and service requirements for diversification can make his last election hereunder, he shall be entitled to direct the Plan as to the investment of at least 50% of his Employee Stock Ownership Account (to the extent such percentage exceeds the amount to which a prior election under this Section 8.8 had been made). The Plan shall make available at least three investment options (not inconsistent with regulations prescribed by the Department of Treasury) to each Participant making an election hereunder. The Plan shall be deemed to have met the requirements of this Section if the portion of the Participant's Employee Stock Ownership Account covered by the election hereunder is distributed to the Participant or his designated Beneficiary within 90 days after the period during which the election may be made. In the absence of such a distribution, the Trustee shall implement the Participant's election within 90 days following the expiration of the qualified election period.

     8.9  Independent Appraiser.

     An independent appraiser meeting the requirements of Code 170(a)(1) shall value the Employer Securities in those Plan Years when such securities are not readily tradable on an established securities market.

     8.10 Limitation on Allocations.

     In the event that the Trustee acquires shares of Employer Securities in a transaction to which section 1042 of the Code applies, such Shares shall not be allocated, directly or indirectly, to any Participant described in Section 409(n)(1) of the Code for the duration of the "nonallocation period" (as defined in Section 409(n)(3)(C) of the Code). Where any shares of Employer Securities are prevented from being allocated due to the prohibition contained in this section the allocation of contributions otherwise provided under Section 5.5 shall be adjusted to reflect such result.

                            ARTICLE IX

                    PAYMENTS AND DISTRIBUTIONS

     9.1  Payments on Termination of Service -- In General.

     All benefits provided under this Plan shall be funded by the value of a Participant's vested interest in the Fund. As soon as practicable after a Participant's Retirement, death or termination of Service, the Administrator shall ascertain the value of his vested interest in the Fund, as provided in
Article V, and the Administrator shall hold or dispose of the same in accordance with the following provisions of this Article IX.

     9.2  Commencement of Payments.

     (a) Distributions upon Retirement or Death. Upon a Participant's Retirement or Death, payment of benefits under this Plan shall, unless the Participant otherwise elects (in accordance with Section 9.3), commence no later than six months after the close of the Plan Year in which occurs the date of the Participant's Retirement or death.

     (b) Distribution following Termination of Service. Unless a Participant elects otherwise, if a Participant terminates Service prior to Retirement or death, he shall be accorded an opportunity to commence receipt of distributions from his Accounts within six months after the Valuation Date next following the date of his termination of service. A Participant who terminates Service with a deferred vested benefit shall be entitled to receive from the Administrator a statement of his benefits. In the event that a Participant elects not to commence receipt of distributions from his Accounts in accordance with this Section 9.2(b), after the Participant incurs a Break, the Administrator shall transfer his deferred vested interest to a distribution account. If a Participant's vested Employer Account does not exceed (or at the time of any prior distribution did not exceed) $5,000, the Plan Administrator may distribute the vested portion of his Employer Account as soon as administratively feasible without the consent of the Participant or his spouse.

     (c) Distribution of Accounts Greater Than $5,000. If the value of a Participant's vested Account balance exceeds (or at the time of any prior distribution exceeded) $5,000, and the Account balance is immediately distributable, the Participant must consent to any distribution of such Account balance. The Plan Administrator shall notify the Participant of the right to defer any distribution until the Participant's Account balance is no longer immediately distributable. The consent of the Participant shall not be required to the extent that a distribution is required to satisfy Code Section 401(a)(9) or Code Section 415.

     9.3  Mandatory Commencement of Benefits.

     (a) Unless a Participant elects otherwise, in writing, distribution of benefits will begin no later than the 60th day after the latest of the close of the Plan Year in which (i) the Participant attains age 65, (ii) occurs the tenth anniversary of the year in which the Participant commenced participation in the Plan Year, or (iii) the Participant terminates Service with the Employer.

     (b) In the event that the Plan shall be subsequently amended to provide for a form of distribution other than a lump sum, as of the first distribution calendar year, distributions, if not made in a lump sum, may be made only over one of the following periods (or a combination thereof):

     (i)   the life of the Participant,

     (ii)  the life of the Participant and the designated beneficiary,

     (iii) a period certain not extending beyond the life expectancy of the Participant, or

     (iv) a period certain not extending beyond the joint and last survivor expectancy of the Participant and a designated beneficiary.

     (c) In the event that the Plan shall be subsequently amended to provide for a form of distribution other than a lump sum, if the participant's interest is to be distributed in other than a lump sum, the following minimum distribution rules shall apply on or after the required beginning date:

     (i) If a Participant's benefit is to be distributed over (1) a period not extending beyond the life expectancy of the Participant or the joint life and last survivor expectancy of the Participant and the Participant's designated beneficiary or (2) a period not extending beyond the life expectancy of the designated beneficiary, the amount required to be distributed for each calendar year, beginning with distributions for the first distribution calendar year, must at least equal the quotient obtained by dividing the Participant's benefit by the applicable life expectancy.

     (ii) The amount to be distributed each year, beginning with distributions for the first distribution calendar year shall not be less than the quotient obtained by dividing the Participant's benefit by the lesser of (1) the applicable life expectancy or (2) if the Participant's spouse is not the designated beneficiary, the applicable divisor determined from the table set forth in Q&A-4 of section 1.401(a)(9)-2 of the Proposed Regulations. Distributions after the death of the participant shall be distributed using the applicable life expectancy in sub-section (iii) above as the relevant divisor without regard to Proposed Regulations
        1.401(a)(9)-2.

     (iii) The minimum distribution required for the Participant's first distribution calendar year must be made on or before the Participant's required beginning date. The minimum distribution for other calendar years, including the minimum distribution for the distribution calendar year in which the employee's required beginning date occurs, must be made on or before December 31 of the distribution calendar year.

     (d) If a Participant dies after a distribution has commenced in accordance with Section 8.3(b) but before his entire interest has been distributed to him, the remaining portion of such interest shall be distributed to his Beneficiary at least as rapidly as under the method of distribution in effect as of the date of his death.

     (e) If a Participant shall die before the distribution of his interest in the Plan has begun, the entire interest of the Participant shall be distributed by December 31 of the calendar year containing the fifth anniversary of the death of the Participant, except in the following events:

     (i) If any portion of the Participant's interest is payable to (or for the benefit of) a designated beneficiary over a period not extending beyond the life expectancy of such beneficiary and such distributions begin not later than December 31 of the calendar year immediately following the calendar year in which the Participant died.

     (ii) If any portion of the Participant's interest is payable to (or for the benefit of) the Participant's spouse over a period not extending beyond the life expectancy of such spouse and such distributions begin no later than December 31 of the calendar year in which the Participant would have attained age 70-1/2.

          If the Participant has not made a distribution election by the time of his death, the Participant's designated beneficiary shall elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would be required to begin under this Article or (2) December 31 of the calendar year which contains the fifth anniversary of the date of death of the Participant. If the Participant has no designated beneficiary, or if the designated beneficiary does not elect a method of distribution, distribution of the Participant's entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

     (f) For purposes of this Article, the life expectancy of a Participant and his spouse may be redetermined but not more frequently than annually. The life expectancy (or joint and last survivor expectancy) shall be calculated using the attained age of the Participant (or designated beneficiary) as of the Participant's (or designated beneficiary's) birthday in the applicable calendar year reduced by one for each calendar year which has elapsed since the date life expectancy was first calculated. If life expectancy is being recalculated, the applicable life expectancy shall be the life expectancy as so recalculated. The applicable calendar year shall be the first distribution calendar year, and if life expectancy is being recalculated, such succeeding calendar year. Unless otherwise elected by the Participant (or his spouse, if applicable) by the time distributions are required to begin, life expectancies shall be recalculated annually. Any such election not to recalculate shall be irrevocable and shall apply to all subsequent years. The life expectancy of a nonspouse beneficiary may not be recalculated.

     (g) For purposes of Section 9.3(b) and 9.3(e), any amount paid to a child shall be treated as if it had been paid to a surviving spouse if such amount will become payable to the surviving spouse upon such child reaching majority (or other designated event permitted under regulations).

     (h) For distributions beginning before the Participant's death, the first distribution calendar year is the calendar year immediately preceding the calendar year which contains the Participant's required beginning date. For distributions beginning after the Participant's death, the first distribution calendar year is the calendar year in which distributions are required to begin pursuant to this Article.

     9.4  Required Beginning Dates.

     The required beginning date of a Participant is the first day of April of the calendar year following the later of (1) calendar year in which the participant attains age 70-1/2 or (2) the calendar year in which the Participant terminated his employment, unless he is a 5% owner (as defined in Section 416) with respect to the Plan Year ending in the calendar year in which he attains age 70-1/2, in which case clause (2) shall not apply.

     9.5  Form of Payment.

     Each Participant's vested interest shall be distributed in a lump sum payment. Notwithstanding the preceding sentence, but subject to Section 9.3, the Administrator may not distribute a lump sum when the present value of a Participant's total Account balances is in excess of $5,000 without the Participant's consent. This form of payment shall be the normal form of distribution provided, however, that in the event that the Administrator must commence distributions with respect to an Employee who has attained age 70-1/2 and is still employed by the Employer, if the Employee does not elect a lump sum distribution, payments shall be made in installments in such amounts as shall satisfy the minimum distribution rules of Section 9.3.

     9.6  Payments Upon Termination of Plan.

     Upon termination of this Plan pursuant to Sections 13.2, 13.4, 13.5 or
13. 6, the Administrator shall continue to perform its duties and the Trustee shall make all payments upon the following terms, conditions and provisions:
All interests of Participants shall immediately become fully vested;

the value of the interests of all Participants shall be determined as soon as administratively praticable after such termination, and the Administrator shall have the same powers to direct the Trustee in making payments as contained in Sections 9.1 and 13.5.

     9.7  Distributions Pursuant to Qualified Domestic Relations Orders.

     Upon receipt of a domestic relations order, the Administrator shall notify promptly the Participant and any alternate payee of receipt of the order and the Plan's procedure for determining whether the order is a Qualified Domestic Relations Order. While the issue of whether a domestic relations order is a Qualified Domestic Relations Order is being determined, if the benefits would otherwise be paid, the Administrator shall segregate in a separate account in the Plan the amounts that would be payable to the alternate payee during such period if the order were a Qualified Domestic Relations Order. If within 18 months the order is determined to be a Qualified Domestic Relations Order, the amounts so segregated, along with the interest or investment earnings attributable thereto shall be paid to the alternate payee. Alternatively, if within 18 months, it is determined that the order is not a Qualified Domestic Relations Order or if the issue is still unresolved, the amounts segregated under this Section 9.6, with the earnings attributable thereto, shall be paid to the Participant or Beneficiary who would have been entitled to such amounts if there had been no order. The determination as to whether the order is qualified shall be applied prospectively. Thus, if the Administrator determines that the order is a Qualified Domestic Relations Order after the 18-month period, the Plan shall not be liable for payments to the alternative payee for the period before the order is determined to be a Qualified Domestic Relations Order.

     9.8  Cash-Out Distributions

     If a Participant receives a distribution of the entire present value of his vested Account balances under this Plan because of the termination of his participation in the Plan, the Plan shall disregard a Participant's Service with respect to which such cash-out distribution shall have been made, in computing his accrued benefit under the Plan in the event that a Former Participant shall again become an Employee and become eligible to participate in the Plan. Such a distribution shall be deemed to be made on termination of participation in the Plan if it is made not later than the close of the second Plan Year following the Plan Year in which such termination occurs. The forfeitable portion of a Participant's accrued benefit shall be restored upon repayment to the Plan by such former Participant of the full amount of the cash-out distribution, provided that the former Participant again becomes an Employee. Such repayment must be made by the Employee not later than the end of the five-year period beginning with the date of the distribution. Forfeitures required to be restored by virtue of such repayment shall be restored from the following sources in the following order of preference: (i) current forfeitures; (ii) additional employee stock ownership contributions, as appropriate and as subject to Section 5.6; and (iii) investment earnings of the Fund. In the event that a Participant's interest in the Plan is totally forfeitable, a Participant shall be deemed to have received a distribution of zero upon his termination of Service. In the event of a return to Service within five years of the date of his deemed distribution, the Participant shall be deemed to have repaid his distribution in accordance with the rules of this Section 9.8.

     9.9  ESOP Distribution Rules.

     Notwithstanding any provision of this Article IX to the contrary, the distribution of a Participant's Employee Stock Ownership Account (unless the Participant elects otherwise in writing), shall commence as soon as administratively feasible as of the first Valuation Date coincident with or next following his death, disability or termination of Service, but not later than one year after the close of the Plan Year in which the Participant separates from Service by reason of the attainment of his Normal Retirement Date, disability, death or separation from Service. In addition, all distributions hereunder shall, to the extent that the Participant's Account is invested in Employer Securities, be made in the form of Employer Securities. Fractional shares, however, may be distributed in the form of cash.

     9.10 Withholding.

     (a) Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Article IX, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an "eligible rollover distribution" paid directly to an "eligible retirement plan" specified by the distributee in a "direct rollover."

     (b) For purposes of this Section 9.10, an "eligible rollover distribution" is any distribution of all or any portion of the balance to the credit of the distributee, except that an "eligible rollover distribution" does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of 10 years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to Employer Securities).

     (c) For purposes of this Section 9.10, an "eligible retirement plan" is an individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or a qualified trust described in section 401(a) of the Code, that accepts the distributee's eligible rollover distribution. However, in the case of an "eligible rollover distribution" to the surviving spouse, an "eligible retirement plan" is an individual retirement account or individual retirement annuity.

     (d) For purposes of this Section 9.10, a distributee includes a Participant or former Participant. In addition, the Participant's or former Participant's surviving spouse and the Participant's or former Participant's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in section 414(p) of the Code, are "distributees" with regard to the interest of the spouse or former spouse.

     (e) For purposes of this Section 9.10, a "direct rollover" is a payment by the Plan to the "eligible retirement plan" specified by the distributee.

     9.11 Waiver of 30-day Notice.

     If a distribution is one to which sections 401(a)(11) and 417 of the Code do not apply, such distribution may commence less than 30 days after the notice required under Section 1.411(a)-11(c) of the Income Tax Regulations is given, provided that: (1) the Plan Administrator clearly informs the Participant that the Participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and (2) the Participant, after receiving the notice, affirmatively elects a distribution.

                             ARTICLE X

              PROVISIONS RELATING TO TOP-HEAVY PLANS

     10.1 Top-Heavy Rules to Control.

     Anything contained in this Plan to the contrary notwithstanding, if for any Plan Year the Plan is a top-heavy plan, as determined pursuant to Section 416 of the Code, then the Plan must meet the requirements of this Article X for such Plan Year.

     10.2 Top-Heavy Plan Definitions.

     Unless a different meaning is plainly implied by the context, the following terms as used in this Article X shall have the following meanings:

     (a) "Accrued Benefit" shall mean the account balances or accrued benefits of an Employee, calculated pursuant to Section 10.3.

     (b) "Determination Date" shall mean, with respect to any particular Plan Year of this Plan, the last day of the preceding Plan Year (or, in the case of the first Plan Year of the Plan, the last day of the first Plan Year). In addition, the term "Determination Date" shall mean, with respect to any particular plan year of any plan (other than this Plan) in a Required Aggregation Group or a Permissive Aggregation Group, the last day of the plan year of such plan which falls within the same calendar year as the Determination Date for this Plan.

     (c) "Employer" shall mean the Employer (as defined in Section 1.1(q)) and any entity which is (1) a member of a controlled group including such Employer, while it is a member of such controlled group (within the meaning of Section 414(b) of the Code), (2) in a group of trades or businesses under common control with such Employer, while it is under common control (within the meaning of Section 414(c) of the Code), and (3) a member of an affiliated service group including such Employer, while it is a member of such affiliated service group (within the meaning of Section 414(m) of the Code).

     (d) "Key Employee" shall mean any Employee or former Employee (or any Beneficiary of such Employee or former Employee, as the case may be) who, at any time during the Plan Year or during the four immediately preceding Plan Years is one of the following:

     (1) An officer of the Employer who has compensation greater than 50% of the amount in effect under Code 415(b)(1)(A) for the Plan Year; provided, however, that no more than 50 Employees (or, if lesser, the greater of three or 10% of the Employees) shall be deemed officers;

     (2) One of the 10 Employees having annual compensation (as defined in Section 415 of the Code) in excess of the limitation in effect under
          Section 415(c)(1)(A) of the Code, and owning (or considered as owning, within the meaning of Section 318 of the Code) the largest interests in the Employer;

     (3) Any Employee owning (or considered as owning, within the meaning of Section 318 of the Code) more than 5% of the outstanding stock of the Employer or stock possessing more than 5% of the total combined voting power of all stock of the Employer; or

     (4) Any Employee having annual compensation (as defined in Section 415 of the Code) of more than $150,000 and who would be described in
          Section 10.2(d)(3) if "1%" were substituted for "5%" wherever the latter percentage appears.

          For purposes of applying Section 318 of the Code to the provisions of this Section 10.2(d), Section 318(a)(2)(C) of the Code shall be applied by substituting "5%" for "50%" wherever the latter percentage appears. In addition, for purposes of this Section 10.2(d), the provisions of Section 414(b), (c) and (m) shall not apply in determining ownership interests in the Employer. However, for purposes of determining whether an individual has compensation in excess of $150,000, or whether an individual is a Key Employee under Section 10.2(d)(1) and (2), compensation from each entity required to be aggregated under Sections 414(b), (c) and (m) of the Code shall be taken into account. Notwithstanding anything contained herein to the contrary, all determinations as to whether a person is or is not a Key Employee shall be resolved by reference to Section 416 of the Code and any rules and regulations promulgated thereunder.

     (e) "Non-Key Employee" shall mean any Employee or former Employee (or any Beneficiary of such Employee or former Employee, as the case may be) who is not considered to be a Key Employee with respect to this Plan.

     (f) "Permissive Aggregation Group" shall mean all plans in the Required Aggregation Group and any other plans maintained by the Employer which satisfy Sections 401(a)(4) and 410 of the Code when considered together with the Required Aggregation Group.

     (g) "Required Aggregation Group" shall mean each plan (including any terminated plan) of the Employer in which a Key Employee is (or in the case of a terminated plan, had been) a Participant in the Plan Year containing the Determination Date or any of the four preceding Plan Years, and each other plan of the Employer which enables any plan of the Employer in which a Key Employee is a Participant to meet the requirement of Sections 401(a)(4) and 410 of the Code.

     10.3 Calculation of Accrued Benefits.

     (a) An Employee's Accrued Benefit shall be equal to:

     (1) With respect to this Plan or any other defined contribution plan (other than a defined contribution pension plan) in a Required Aggregation Group or a Permissive Aggregation Group, the Employee's account balances under the respective plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, including contributions actually made after the valuation date but before the Determination Date (and, in the
          first plan year of a plan, also including any   contributions made
          after the Determination Date which are allocated as of a date in the first plan year).

     (2) With respect to any defined contribution pension plan in a Required Aggregation Group or a Permissive Aggregation Group, the Employee's account balances under the plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, including contributions which have not actually been made, but which are due to be made as of the Determination Date.

     (3) With respect to any defined benefit plan in a Required Aggregation Group or a Permissive Aggregation Group, the present value of the Employee's accrued benefits under the plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, pursuant to the actuarial assumptions used by such plan, and calculated as if the Employee terminated Service under such plan as of the valuation date (except that, in the first plan year of a plan, a current Participant's estimated Accrued Benefit Plan as of the Determination Date shall be taken into account).

     (4) If any individual has not performed services for the Employer maintaining the Plan at any time during the five-year period ending on the Determination Date, any Accrued Benefit for such individual shall not be taken into account.

     (b) The Accrued Benefit of any Employee shall be further adjusted as follows:

     (1) The Accrued Benefit shall be calculated to include all amounts attributable to both Employer and Employee contributions, but shall exclude amounts attributable to voluntary deductible Employee contributions, if any.

     (2) The Accrued Benefit shall be increased by the aggregate distributions made with respect to an Employee under the plan or plans, as the case may be, during the five-year period ending on the Determination Date.

     (3) Rollover and direct plan-to-plan transfers shall be taken into account as follows:

          (A) If the transfer is initiated by the Employee and made from a plan maintained by one employer to a plan maintained by another unrelated employer, the transferring plan shall continue to count the amount transferred; the receiving plan shall not count the amount transferred.

         (B) If the transfer is not initiated by the Employee or is made between plans maintained by related employers, the transferring plan shall no longer count the amount transferred; the receiving plan shall count the amount transferred.

     (c) If any individual has not performed services for the Employer at any time during the five-year period ending on the Determination Date, any accrued benefit for such individual (and the account of such individual) shall not be taken into account.

     10.4 Determination of Top-Heavy Status.

     This Plan shall be considered to be a top-heavy plan for any Plan Year if, as of the Determination Date, the value of the Accrued Benefits of Key Employees exceeds 60% of the value of the Accrued Benefits of all eligible Employees under the Plan. Notwithstanding the foregoing, if the Employer maintains any other qualified plan, the determination of whether this Plan is top-heavy shall be made after aggregating all other plans of the Employer in the Required Aggregation Group and, if desired by the Employer as a means of avoiding top-heavy status, after aggregating any other plan of the Employer in the Permissive Aggregation Group. If the required Aggregation Group is top-heavy, then each plan contained in such group shall be deemed to be top-heavy, notwithstanding that any particular plan in such group would not otherwise be deemed to be top-heavy. Conversely, if the Permissive Aggregation Group is not top-heavy, then no plan contained in such group shall be deemed to be top-heavy, notwithstanding that any particular plan in such group would otherwise be deemed to be top-heavy. In no event shall a plan included in a top-heavy Permissive Aggregation Group be deemed a top-heavy plan unless such plan is also included in a top-heavy Required Aggregation Group.

     10.5 Determination of Super Top-Heavy Status.

     The Plan shall be considered to be a super top-heavy plan if, as of the Determination Date, the Plan would meet the test specified in Section 10.4 above for classification as a top-heavy plan, except that "90%" shall be substituted for "60%" whenever the latter percentage appears.

     10.6 Minimum Contribution.

     (a) For any year in which the Plan is top-heavy, each Non-Key Employee who has met the age and service requirements, if any, contained in the Plan, shall be entitled to a minimum contribution (which may include forfeitures otherwise allocable) equal to a percentage of such Non-Key Employee's compensation (as defined in Section 415 of the Code) as follows:

     (1) If the Non-Key Employee is not covered by a defined benefit plan maintained by the Employer, then the minimum contribution under this Plan shall be 3% of such Non-Key Employee's compensation.

     (2) If the Non-Key Employee is covered by a defined benefit plan maintained by the Employer, then the minimum contribution under this Plan shall be 5% of such Non-Key Employee's compensation.

     (b) Notwithstanding the foregoing, the minimum contribution otherwise allocable to a Non-Key Employee under this Plan shall be reduced in the following circumstances:

     (1) The percentage minimum contribution required under this Plan shall in no event exceed the percentage contribution made for the Key Employee for whom such percentage is the highest for the Plan Year after taking into account contributions under other defined contribution plans in this Plan's Required Aggregation Group; provided, however, that this Section 10.7(b)(1) shall not apply if this Plan is included in a Required Aggregation Group and this Plan enables a defined benefit plan in such Required Aggregation Group to meet the requirements of Section 401(a)(4) or 410 of the Code.

     (2) No minimum contribution shall be required (or the minimum contribution shall be reduced, as the case may be) for a Non-Key Employee under this Plan for any Plan Year if the Employer maintains another qualified plan under which a minimum benefit or contribution is being accrued or made on account of such Plan Year, in whole or in part, on behalf of the Non-Key Employee, in accordance with
          Section 416(c) of the Code.

     (c) For purposes of this Section 10.6, there shall be disregarded (1) any Employer contributions attributable to a salary reduction or similar arrangement, or (2) any Employer contributions to or any benefits under Chapter 21 of the Code (relating to the Federal Insurance Contributions Act), Title II of the Social Security Act, or any other federal or state law.

     (d) For purposes of this Section 10.6, minimum contributions shall be required to be made on behalf of only those Non-Key Employees, as described in
Section 10.7(a), who have not terminated Service as of the last day of the Plan Year. If a Non-Key Employee is otherwise entitled to receive a minimum contribution pursuant to this Section 10.6(d), the fact that such Non-Key Employee failed to complete 1,000 Hours of Service or failed to make any mandatory or elective contributions under this Plan, if any are so required, shall not preclude him from receiving such minimum contribution.

     10.7 Maximum Benefit Limitation.

     For any Plan Year in which the Plan is a top-heavy plan, Section 5.6(d)(1)(B)(i) and Section 5.6(d)(2)(B)(i)shall be read by substituting "1.0" for "1.25" wherever the latter figure appears; provided, however, that such substitution shall not have the effect of reducing any benefit accrued under a defined benefit plan prior to the first day of the plan year in which this
Section 10.8 becomes applicable.

                            ARTICLE XI

                          ADMINISTRATION

     11.1 Appointment of Administrator.

     This Plan shall be administered by a committee consisting of up to five persons, whether or not Employees or Participants, who shall be appointed from time to time by the Board of Directors to serve at its pleasure. The Sponsor may require that each person appointed as an Administrator shall signify his acceptance by filing an acceptance with the Sponsor. The term "Administrator" as used in this Plan shall refer to the members of the committee, either individually or collectively, as appropriate. In the event that the Sponsor shall elect not to appoint any individuals to constitute a committee to administer the Plan, the Sponsor shall serve as the Administrator hereunder.

     11.2 Resignation or Removal of Administrator.

     An Administrator shall have the right to resign at any time by giving notice in writing, mailed or delivered to the Employer and to the Trustee.
Any Administrator who was an employee of the Employer at the time of his appointment shall be deemed to have resigned as an Administrator upon his termination of Service. The Board of Directors may, in its discretion, remove any Administrator with or without cause, by giving notice in writing, mailed or delivered to the Administrator and to the Trustee.

     11.3 Appointment of Successors:  Terms of Office, Etc.

     Upon the death, resignation or removal of an Administrator, the Employer may appoint, by Board of Directors' resolution, a successor or successors. Notice of termination of an Administrator and notice of appointment of a successor shall be made by the Employer in writing, with copies mailed or delivered to the Trustee, and the successor shall have all the rights and privileges and all of the duties and obligations of the predecessor.

     11.4 Powers and Duties of Administrator.

     The Administrator shall have the following duties and responsibilities in connection with the administration of this Plan:

     (a) To promulgate and enforce such rules, regulations and procedures as shall be proper for the efficient administration of the Plan, such rules, regulations and procedures to apply uniformly to all Employees, Participants and Beneficiaries;

     (b) To determine all questions arising in the administration, interpretation and application of the Plan, including questions of eligibility and of the status and rights of Participants, Beneficiaries and any other persons hereunder;

     (c) To decide any dispute arising hereunder strictly in accordance with the terms of the Plan; provided, however, that no Administrator shall participate in any matter involving any questions relating solely to his own participation or benefits under this Plan;

     (d) To advise the Employer and the Trustee regarding the known future needs for funds to be available for distribution in order that the Trustee may establish investments accordingly;

     (e) To correct defects, supply omissions and reconcile inconsistencies to the extent necessary to effectuate the Plan;

     (f) To advise the Employer of the maximum deductible contribution to the Plan for each fiscal year;

     (g) To direct the Trustee concerning all payments which shall be made out of the Fund pursuant to the provisions of this Plan;

     (h) To advise the Trustee on all terminations of Service by Participants, unless the Employer has so notified the Trustee;

     (i) To confer with the Trustee on the settling of any claims against the Fund;

     (j) To make recommendations to the Board of Directors with respect to proposed amendments to the Plan and the Trust Agreement;

     (k) To file all reports with government agencies, Employees and other parties as may be required by law, whether such reports are initially the obligation of the Employer, the Plan or the Trustee; and

     (l) To have all such other powers as may be necessary to discharge its duties hereunder.

     Reasonable discretion is granted to the Administrator to affect the benefits, rights and privileges of Participants, Beneficiaries or other persons affected by this Plan. The Administrator shall exercise reasonable discretion under the terms of this Plan and shall administer the Plan strictly in accordance with its terms, such administration to be exercised uniformly so that all persons similarly situated shall be similarly treated.

     11.5 Action by Administrator.

     The Administrator may elect a Chairman and Secretary from among its members and may adopt rules for the conduct of its business. A majority of the members then serving shall constitute a quorum for the transaction of business. All resolutions or other action taken by the Administrator shall be by vote of a majority of those present at such meeting and entitled to vote. Resolutions may be adopted or other action taken without a meeting upon written consent signed by at least a majority of the members. All documents, instruments, orders, requests, directions, instructions and other papers shall be executed on behalf of the Administrator by either the Chairman or the Secretary of the Administrator, if any, or by any member or agent of the Administrator duly authorized to act on the Administrator's behalf.

     11.6 Participation by Administrators.

     No Administrator shall be precluded from becoming a Participant in the Plan if he would be otherwise eligible, but he shall not be entitled to vote or act upon matters or to sign any documents relating specifically to his own participation under the Plan, except when such matters or documents relate to benefits generally. If this disqualification results in the lack of a quorum, then the Board of Directors shall appoint a sufficient number of temporary Administrators who shall serve for the sole purpose of determining such a question.

     11.7 Agents.

     The Administrator may employ agents and provide for such clerical, legal, actuarial, accounting, medical, advisory or other services as it deems necessary to perform its duties under this Plan. The cost of such services and all other expenses incurred by the Administrator in connection with the administration of the Plan shall be paid from the Fund, unless paid by the Employer.

     11.8 Allocation of Duties.

     The duties, powers and responsibilities reserved to the Administrator may be allocated among its members so long as such allocation is pursuant to written procedures adopted by the Administrator, in which case, except as may be required by the Act, no Administrator shall have any liability, with respect to any duties, powers or responsibilities not allocated to him, for the acts of omissions of any other Administrator.

     11.9 Delegation of Duties.

     The Administrator may delegate any of its duties to other employees of the Employer, to the Trustee with its consent, or to any other person or firm, provided that the Administrator shall prudently choose such agents and rely in good faith on their actions.

     11.10     Administrator's Action Conclusive.

     Any action on matters within the authority of the Administrator shall be final and conclusive except as provided in Article XII.

     11.11     Compensation and Expenses of Administrator.

     No Administrator who is receiving compensation from the Employer as a full-time employee, as a director or agent, shall be entitled to receive any compensation or fee for his services hereunder. Any other Administrator shall be entitled to receive such reasonable compensation for his services as an Administrator hereunder as may be mutually agreed upon between the Employer and such Administrator. Any such compensation shall be paid from the Fund, unless paid by the Employer. Each Administrator shall be entitled to reimbursement by the Employer for any reasonable and necessary expenditures incurred in the discharge of his duties.

     11.12     Records and Reports.

     The Administrator shall maintain adequate records of its actions and proceedings in administering this Plan and shall file all reports and take all other actions as it deems appropriate in order to comply with the Act, the Code and governmental regulations issued thereunder.

     11.13     Reports of Fund Open to Participants.

     The Administrator shall keep on file, in such form as it shall deem convenient and proper, all annual reports of the Fund received by the Administrator from the Trustee, and a statement of each Participant's interest in the Fund as from time to time determined. The annual reports of the Fund and the statement of his own interest in the Fund, as well as a complete copy of the Plan and the Trust Agreement and copies of annual reports to the Internal Revenue Service, shall be made available by the Administrator to the Employer for examination by each Participant during reasonable hours at the office of the Employer, provided, however, that the statement of a Participant's interest shall not be made available for examination by any other Participant.

     11.14     Named Fiduciary.

     The Administrator is the named fiduciary for purposes of the Act and shall be the designated agent for receipt of service of process on behalf of the Plan. It shall use ordinary care and diligence in the performance of its duties under this Plan. Nothing in this Plan shall preclude the Employer from indemnifying the Administrator for all actions under this Plan, or from purchasing liability insurance to protect it with respect to its duties under this Plan.

     11.15     Information from Employer.

     The Employer shall promptly furnish all necessary information to the Administrator to permit it to perform its duties under this Plan. The Administrator shall be entitled to rely upon the accuracy and completeness of all information furnished to it by the Employer, unless it knows or should have known that such information is erroneous.

     11.16     Reservation of Rights by Employer.

     Where rights are reserved in this Plan to the Employer, such rights shall be exercised only by action of the Board of Directors, except where the Board of Directors, by written resolution, delegates any such rights to one or more officers of the Employer or to the Administrator. Subject to the rights reserved to the Board of Directors acting on behalf of the Employer as set forth in this Plan, no member of the Board of Directors shall have any duties or responsibilities under this Plan, except to the extent he shall be acting in the capacity of an Administrator or Trustee.

     11.17     Liability and Indemnification.

     (a) The Administrator shall perform all duties required of it under this Plan in a prudent manner. To the extent not prohibited by the Act, the Administrator shall not be responsible in any way for any action or omission of the Employer, the Trustee or any other fiduciaries in the performance of their duties and obligations set forth in this Plan and in the Trust Agreement. To the extent not prohibited by the Act, the Administrator shall also not be responsible for any act or omission of any of its agents, or with respect to reliance upon advice of its counsel (whether or not such counsel is also counsel to the Employer or the Trustee), provided that such agents or counsel were prudently chosen by the Administrator and that the Administrator relied in good faith upon the action of such agent or the advice of such counsel.

     (b) The Administrator shall not be relieved from responsibility or liability for any responsibility, obligation or duty imposed upon it under this Plan or under the Act. Except for its own gross negligence, willful misconduct or willful breach of the terms of this Plan, the Administrator shall be indemnified and held harmless by the Employer against liability or losses occurring by reason of any act or omission of the Administrator to the extent that such indemnification does not violate the Act or any other federal or state laws.

     11.18     Service as Trustee and Administrator.

     Nothing in this Plan shall prevent one or more Trustees from serving as Administrator under this Plan.

                            ARTICLE XII

                         CLAIMS PROCEDURE

     12.1 Notice of Denial.

     If a Participant or his Beneficiary is denied any benefits under this Plan, either in whole or in part, the Administrator shall advise the claimant in writing of the amount of his benefit, if any, and the specific reasons for the denial. The Administrator shall also furnish the claimant at that time with a written notice containing:

     (a) A specific reference to pertinent Plan provisions;

     (b) A description of any additional material or information necessary for the claimant to perfect his claim, if possible, and an explanation of why such material or information is needed; and

     (c) An explanation of the Plan's claim review procedure.

     12.2 Right to Reconsideration.

     Within 60 days of receipt of the information described in 12.1 above, the claimant shall, if he desires further review, file a written request for reconsideration with the Administrator.

     12.3 Review of Documents.

     So long as the claimant's request for review is pending (including the 60-day period described in Section 12.2 above), the claimant or his duly authorized representative may review pertinent Plan documents and the Trust Agreement (and any pertinent related documents) and may submit issues and comments in writing to the Administrator.

     12.4 Decision by Administrator.

     A final and binding decision shall be made by the Administrator within 60 days of the filing by the claimant of his request for reconsideration; provided, however, that if the Administrator feels that a hearing with the claimant or his representative present is necessary or desirable, this period shall be extended an additional 60 days.

     12.5 Notice by Administrator.

     The Administrator's decision shall be conveyed to the claimant in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, with specific references to the pertinent Plan provisions on which the decision is based.

                           ARTICLE XIII

                AMENDMENTS, TERMINATION AND MERGER

     13.1 Amendments.

     The Employer reserves the right at any time and from time to time, and retroactively if deemed necessary or appropriate by it, to the extent permissible under law, to conform with governmental regulations or other policies, to amend in whole or in part any or all of the provisions of this Plan, provided that:

     (a) No amendment shall make it possible for any part of the Fund to be used for, or diverted to, purposes other than for the exclusive benefit of Participants or their Beneficiaries under the Trust Agreement, except to the extent provided in Section 4.4;

     (b) No amendment may, directly or indirectly, reduce the vested portion of any Participant's interest as of the effective date of the amendment or change the vesting schedule with respect to the future accrual of Employer contributions for any Participants unless each Participant with three or more Years of Service with the Employer is permitted to elect to have the vesting schedule in effect before the amendment used to determine his vested benefit;

     (c) No amendment may eliminate an optional form of benefit;

     (d) No amendment may increase the duties of the Trustee without its consent; and

     (e) No amendment that shall change any of the following types of provisions shall be made more than once every six months, other than to comport with changes in the Code, the Act or the regulations thereunder: (i) any provision stating the amount and price of Employer Securities to be awarded to designated officers and directors or categories of officers and directors; (ii) any provisions specifying the timing of awards or allocations to officers and directors; (iii) any provision setting forth a formula that determines the amount, price and timing of allocations or awards, using objective criteria such as earnings of the issuer, value of the Employer Securities, Years of Service, job classification and Compensation levels.

     Amendments may be made in the form of Board of Directors' resolutions or separate written document. Copies of all amendments shall be delivered to the Trustee.

     13.2 Consolidation, Merger or Other Transactions of Employer.

     Nothing in this Plan shall prevent the consolidation, merger, reorganization or liquidation of the Employer, or prevent the sale by Employer of any or all of its property. Any successor corporation or other entity formed and resulting from any such transaction shall have the right to become a party to this Plan by adopting the same by resolution and by appointing a new Trustee as though the Trustee had resigned in accordance with the Trust Agreement, and by executing a proper supplemental agreement with the Trustee. If, within 180 days from the effective date of such transaction, such new entity does not become a party to this Plan as above provided, this Plan shall automatically be terminated and the Trustee shall make payments to the persons entitled thereto in accordance with Section 9.5.

     13.3 Consolidation or Merger of Trust.

     In the event of any merger or consolidation of the Fund with, or transfer in whole or in part of the assets and liabilities of the Fund to, another trust fund held under any other plan of deferred compensation maintained or to be established for the benefit of all or some of the Participants of this Plan, the assets of the Fund applicable to such Participants shall be transferred to the other trust fund only if:

     (a) Each Participant would receive a benefit under such successor trust fund immediately after the merger, consolidation or transfer which is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, consolidation or transfer (determined as if this Plan and such transferee trust fund had then terminated);

     (b) Resolutions of the Board of Directors under this Plan, or of any new or successor employer of the affected Participants, shall authorize such transfer of assets, and, in the case of the new or successor employer of the affected Participants, its resolutions shall include an assumption of liabilities with respect to such Participants' inclusion in the new employer's plan; and

     (c) Such other plan and trust are qualified under Sections 401(a) and 501(a) of the Code.

     13.4 Bankruptcy or Insolvency of Employer.

     In the event of (a) the Employer's legal dissolution or liquidation by any procedure other than a consolidation or merger, (b) the Employer's receivership, insolvency, or cessation of its business as a going concern, or
(c) the commencement of any proceeding by or against the Employer under the federal bankruptcy laws, and similar federal or state statute, or any federal or state statute or rule providing for the relief of debtors, compensation of creditors, arrangement, receivership, liquidation or any similar event which is not dismissed within 30 days, this Plan shall terminate automatically on such date (provided, however, that if a proceeding is brought against the Employer for reorganization under Chapter 11 of the United States Bankruptcy Code or any similar federal or state statute, then this Plan shall terminate automatically if and when said proceeding results in a liquidation of the Employer, or the approval of any Plan providing therefor, or the proceeding is converted to a case under Chapter 7 of the Bankruptcy Code or any similar conversion to a liquidation proceeding under federal or state law including, but not limited to, a receivership proceeding). In the event of any such termination as provided in the foregoing sentence, the Trustee shall make payments to the persons entitled thereto in accordance with Section 9.5 hereof.

     13.5 Voluntary Termination.

     The Board of Directors reserves the right to terminate this Plan at any time by giving to the Trustee and the Administrator notice in writing of such desire to terminate. The Plan shall terminate upon the date of receipt of such notice, the interests of all Participants shall become fully vested, and the Trustee shall make payments to each Participant or Beneficiary in accordance with Section 9.5. Alternatively, the Employer, in its discretion, may determine to continue the Trust Agreement and to continue the maintenance of the Fund, in which event distributions shall be made upon the contingencies and in all the circumstances which would have been entitled such distributions on a fully vested basis, had there been no termination of the Plan.

     13.6 Partial Termination of Plan or Permanent Discontinuance of Contributions.

     In the event that a partial termination of the Plan shall be deemed to have occurred, or if the Employer shall discontinue completely its contributions hereunder, the right of each affected Participant to his interest in the Fund shall be fully vested. The Employer, in its discretion, shall decide whether to direct the Trustee to make immediate distribution of such portion of the Fund assets to the persons entitled thereto or to make distribution in the circumstances and contingencies which would have controlled such distributions if there had been no partial termination or discontinuance of contributions.

                            ARTICLE XIV

                           MISCELLANEOUS

     14.1 No Diversion of Funds.

     It is the intention of the Employer that it shall be impossible for any part of the corpus or income of the Fund to be used for, or diverted to, purposes other than for the exclusive benefit of the Participants or their Beneficiaries, except to extent that a return of the Employer's contribution is permitted under Section 4.4.

     14.2 Liability Limited.

     Neither the Employer nor the Administrator, nor any agents, employees, officers, directors or shareholders of any of them, nor the Trustee, nor any other person shall have any liability or responsibility with respect to this Plan, except as expressly provided herein.

     14.3 Incapacity.

     If the Administrator shall receive evidence satisfactory to it that a Participant or Beneficiary entitled to receive any benefit under the Plan is, at the time when such benefit becomes payable, a minor, or is physically or mentally incompetent to receive such benefit and to give a valid release therefor, and that another person or an institution is then maintaining or has custody of such Participant or Beneficiary, and that no guardian, committee or other representative of the estate of such Participant or Beneficiary shall have been duly appointed, the Administrator may direct the Trustee to make payment of such benefit otherwise payable to such Participant or Beneficiary, to such other person or institution, including a custodian under a Uniform Gifts to Minor Act, or corresponding legislation (who shall be an adult, a guardian of the minor or a trust company), and the release of such other person or institution shall be a valid and complete discharge for the payment of such benefit.

     14.4 Spendthrift Clause.

     Except as permitted by the Act or the Code, no benefits or other amounts payable under the Plan shall be subject in any manner to anticipation, sale, transfer, assignment, pledge, encumbrance, charge or alienation. If the Administrator determines that any person entitled to any payments under the Plan has become insolvent or bankrupt or has attempted to anticipate, sell, transfer, assign, pledge, encumber, charge or otherwise in any manner alienate any benefit or other amount payable to him under the Plan or that there is any danger of any levy or attachment or other court process or encumbrance on the part of any creditor of such person entitled to payments under the Plan against any benefit or other accounts payable to such person, the Administrator may, at any time, in its discretion, direct the Trustee to withhold any or all payments to such person under the Plan and apply the same for the benefit of such person, in such manner and in such proportion as the

Administrator may deem proper. Notwithstanding anything in this Section 14.4 to the contrary, distributions pursuant to a Qualified Domestic Relations Order may be made without regard to the age or employment status of the Participant.

     14.5 Benefits Limited to Fund.

     All contributions by the Employer to the Fund shall be voluntary, and the Employer shall be under no legal liability to make any such contributions. The benefits of this Plan shall be only as can be provided by the assets of the Fund, and no liability for the payment of benefits under the Plan or for any loss of assets due to any action or inaction of the Trustee shall be imposed upon the Employer.

     14.6 Cooperation of Parties.

     All parties to this Plan and any party claiming interest hereunder agree to perform any and all acts and execute any and all documents and papers which are necessary and desirable for carrying out this Plan or any of its provisions.

     14.7 Payments Due Missing Persons.

     The Administrator shall direct the Trustee to make a reasonable effort to locate all persons entitled to benefits under the Plan; however, notwithstanding any provision in the Plan to the contrary, if, after a period of five years from the date such benefit shall be due, any such persons entitled to benefits have not been located, their rights under the Plan shall stand suspended. Before this provision becomes operative, the Trustee shall send a certified letter to all such persons at their last known address advising them that their interest in benefits under the Plan shall be suspended. Any such suspended amounts shall be held by the Trustee for a period of three additional years (or a total of eight years from the time the benefits first became payable), and thereafter such amounts shall be reallocated among current Participants in the same manner that a current contribution would be allocated. However, if a person subsequently makes a valid claim with respect to such reallocated amounts and any earnings thereon, the Plan earnings or the Employer's contribution to be allocated for the year in which the claim shall be paid shall be reduced by the amount of such payment. Any such suspended amounts shall be handled in a manner not inconsistent with regulations issued by the Internal Revenue Service and Department of Labor.

     14.8 Governing Law.

     This Plan has been executed in the State of Tennessee and all questions pertaining to its validity, construction and administration shall be determined in accordance with the laws of that State, except to the extent superseded by the Act.

     14.9 Nonguarantee of Employment.

     Nothing contained in this Plan shall be construed as a contract of employment between the Employer and any Employee, or as a right of any Employee to be continued in the employment of the Employer, or as a limitation of the right of the Employer to discharge any of its Employees, with or without cause.

     14.10     Counsel.

     The Trustee and the Administrator may consult with legal counsel, who may be counsel for the Employer and for the Administrator or the Trustee (as the case may be), with respect to the meaning or construction of this Plan and the Trust Agreement, their respective obligations or duties hereunder or with respect to any action or proceeding or any question of law, and they shall be fully protected with respect to any action taken or omitted by them in good faith pursuant to the advice of legal counsel.

     IN WITNESS WHEREOF, the Sponsor has caused these presents to be executed by its duly authorized officers and its corporate seal to be affixed on this 16 day of March, 1998.


Attest:                               CAVALRY BANKING



/s/Ira B. Lewis, Jr.                  By:/s/Ed C. Loughry, Jr.
------------------------------           ---------------------------
Ira B. Lewis, Jr.                           Ed C. Loughry, Jr.
Secretary                                   President

                            Exhibit 21

                  Subsidiaries of the Registrant





Parent
------
Cavalry Bancorp, Inc.

                            Percentage         Jurisdiction or
Subsidiaries (a)           of Ownership     State of Incorporation
----------------           ------------     ----------------------

Cavalry Banking                100%             United States



a) The operation of the Company's wholly owned subsidiaries are included in the Company's Financial Statements contained in Item 8 of this Form 10-K.

                            Exhibit 23

              Consent of Rayburn, Betts & Bates, P.C.

           [Letterhead of Rayburn, Betts & Bates, P.C.]



                CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-48007) of Cavalry Bancorp, Inc. ("Company"), of our report dated February 13, 1998 (March 16, 1998 as to Note 20) appearing under Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


                        /s/Rayburn, Betts & Bates, P.C.
                        Rayburn, Betts & Bates, P.C.

Nashville, Tennessee
March 25, 1998

                              Exhibit 27
                Financial Data Schedule (in thousands)

This schedule contains financial information extracted from the consolidated financial statements of Cavalry Bancorp, Inc. for the year ended December 31, 1997 and is qualified in its entirety by reference to such financial statements.

                         Financial Data
                           as of or
                         for the year
                        ended December
Item Number                 31, 1997     Item Description
-----------                 --------     ----------------
9-03 (1)                     10,695    Cash and Due from Banks
9-03 (2)                     26,963    Interest - bearing deposits
9-03 (3)                          0    Federal funds sold - purchased
                                        securities for resale
9-03 (4)                          0    Trading account assets
9-03 (6)                     10,077    Investment and mortgage backed
                                        securities held for sale
9-03 (6)                      3,001    Investment and mortgage backed
                                        securities held to
                                       maturity - carrying value
9-03 (6)                      3,012    Investment and mortgage backed
                                        securities held to maturity - market
                                        value
9-03 (7)                    217,834    Loans
9-03 (7)(2)                   2,804    Allowance for loan losses
9-03 (11)                   282,129    Total assets
9-03 (12)                   248,267    Deposits
9-03 (13)                         0    Short - term borrowings
9-03 (15)                     3,415    Other liabilities
9-03 (16)                         0    Long - term debt
9-03 (19)                         0    Preferred stock - mandatory redemption
9-03 (20)                         0    Preferred stock - no mandatory
                                        redemption
9-03 (21)                         0    Common stocks
9-03 (22)                    30,447    Other stockholders' equity
9-03 (23)                   282,129    Total liabilities and stockholders'
                                        equity
9-04 (1)                     20,290    Interest and fees on loans
9-04 (2)                        697    Interest and dividends on investments
9-04 (4)                        952    Other interest income
9-04 (5)                     21,939    Total interest income
9-04 (6)                      9,289    Interest on deposits
9-04 (9)                      9,289    Total interest expense
9-04 (10)                    12,650    Net interest income
9-04 (11)                       700    Provision for loan losses
9-04 (13)(h)                      0    Investment securities gains/(losses)
9-04 (14)                    10,498    Other expenses
9-04 (15)                     5,113    Income/loss before income tax
9-04 (17)                     5,113    Income/loss before extraordinary items
9-04 (18)                         0    Extraordinary items, less tax
9-04 (19)                         0    Cumulative change in accounting
                                        principles
9-04 (20)                     3,202    Net income or loss
9-04 (21)                         0    Earnings per share - primary
9-04 (21)                         0    Earnings per share - fully diluted
I.B. 5                         5.21%   Net yield - interest earnings - actual
III.C.1. (a)                    150    Loans on non - accrual
III.C.1. (b)                     98    Accruing loans past due 90 days or more
III.C.2. (c)                      0    Troubled debt restructuring
III.C.2                           0    Potential problem loans
IV.A.1                        2,123    Allowance for loan loss - beginning of
                                        period
IV.A.2                           49    Total chargeoffs
IV.A.3                           30    Total recoveries
IV.A.4                        2,804    Allowance for loan loss - end of period
IV.B.1                        2,490    Loan loss allowance allocated to
                                        domestic loans
IV.B.2                            0    Loan loss allowance allocated to
                                        foreign loans
IV.B.3                          314    Loan loss allowance - unallocated