Form 10-Q
period 1998-03-31
CAVALRY BANCORP INC
filed 1998-05-06
CIK 1049535

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

{  X }  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the Quarterly Period Ended March 31, 1998 or

{    }  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the Transition period from ____________ to
        ___________

Commission File Number:  0-23605
                         -------

                             CAVALRY BANCORP, INC.
                       --------------------------------
            (exact name of registrant as specified in its charter)

             Tennessee                                      62-1721072
--------------------------------                     ---------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                          I.D. Number)

  114 West College Street, Murfreesboro, Tennessee            37130
  ------------------------------------------------      -----------------
      (Address of principal executive offices)              (Zip Code)

                                (615) 893-1234
                           -----------------------
              Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                         Yes  X              No
                             -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Issued and Outstanding:  7,538,250 as of May 6, 1998.

                            CAVALRY BANCORP, INC.

                              Table of Contents

Part I.   Financial Information                                        Page

Item 1.   Financial Statements   (unaudited)

          Consolidated Balance Sheets at March 31, 1998
          And December 31, 1997                                           1


          Consolidated Statements of Income for the Three Month
          Periods Ended March 31, 1998 and 1997                           2


          Consolidated Statements of Cash Flows for the Three Month
          Periods Ended March 31, 1998 and 1997                         3-4


          Notes to consolidated Financial Statements                    5-7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8-11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12

Part II.  Other Information                                           12-13

Signatures                                                               14

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                             CAVALRY BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, except per share data)
                                 (Unaudited)
                                                    At                At
                                                  March 31,     December 31,
ASSETS                                              1998               1997
                                                --------------      --------
Cash                                               $  12,463      $  10,695
Interest-bearing deposits with
 other financial institutions                         77,301         26,963
                                                   ---------        -------
 Cash and cash equivalents                            89,764         37,658
Investment available-for-sale (note 3)                10,051         10,077
Investment securities held to maturity (note 3)        5,642          1,700
Mortgage-backed securities held to maturity (note 4)   1,166          1,301
Loans held for sale, at estimated fair value (note 5)  8,782          4,855
Loans receivable, net                                221,552        212,979
Accrued interest receivable                            2,058          1,724
Office properties and equipment, net                   8,245          8,072
Federal Home Loan Bank of Cincinnati stock -           1,660          1,631
 at cost
Other assets                                           1,934          2,132
                                                   ---------      ---------
                                                   $ 350,854      $ 282,129
                                                   =========      =========

LIABILITIES AND EQUITY

LIABILITIES:
  Deposits                                          $246,687        248,267
  Accrued interest payable                               320            328
  Advance payments by borrowers for property
   taxes and insurance                                   571            295
  Other liabilities and accrued expenses               3,573          2,792
                                                   ---------       --------
     Total liabilities                               251,151        251,682
                                                   ---------       --------
STOCKHOLDERS' EQUITY:
  Preferred Stock
  250,000 shares, no par value
  per share, authorized; none
  issued and outstanding                                 -               -
  Common Stock
  49,750,000 shares, no par value per share,
  authorized; 7,538,250 issued and outstanding        73,901             NA
  Retained earnings                                   31,833         30,452
  Unallocated ESOP Shares                             (6,031)            NA
  Unrealized loss on investment securities
   Available-for-sale, net of taxes                      -               (5)
                                                    --------       --------
         Total Stockholders' Equity                   99,703         30,447
                                                    --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $350,854       $282,129
                                                    ========       ========

See accompanying notes to consolidated financial statements.

                             CAVALRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS

                  (Dollars in Thousands, Except Per Share Data)
                                 (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                    1998              1997
                                                   ------            -----
Interest and dividend income:
 First mortgage loans                            $  2,949            2,962
 Other loans                                        2,332            1,801
 Investment securities                                197              153
 Deposits with other financial institutions           934              173
 Mortgage-backed securities held to maturity           22               24
                                                   ------            -----
  Total interest and dividend income                6,434            5,113
                                                   ------           ------
  Interest expense on deposits                      2,653            2,172
                                                   ------           ------
  Net interest income                               3,781            2,941
                                                   ------           ------
Provision for loan losses                              54               75
                                                   ------           ------
  Net interest income after provision
    for loan losses                                 3,727            2,866
                                                   ------           ------
Noninterest income:
 Servicing income                                     107              138
 Gain on sale of loans                                567              135
 Gain on sale of office properties
    and equipment                                      42               -
 Deposit servicing fees and charges                   332              268
 Trust service fees                                   163              137
 Other operating income                                67               68
                                                   ------           ------
   Total noninterest income                         1,278              746
                                                   ------           ------
Noninterest expenses:
 Compensation, payroll taxes and
  fringe benefits                                   1,597            1,224
 Occupancy expense                                    143              125
 Supplies, communications and other
  office expenses                                     168              131
 Federal insurance premiums                            37                7
 Advertising expense                                   45               53
 Equipment and service bureau expense                 562              438
 Other operating expenses                             242              176
                                                   ------           ------
   Total noninterest expenses                       2,794            2,154
Earnings before income tax expense                  2,211            1,458
                                                   ------           ------
Income tax expense                                    830              564
                                                   ------           ------
   Net earnings                                     1,381              894
                                                   ======           ======
Basic earnings per share                            $0.20              N/A
                                                   ======           ======
Weighted average shares outstanding (1)         6,935,190

(1) Cavalry Bancorp's initial public offering closed on March 16, 1998. For purposes of earnings per share calculations, shares issued on March 16, 1998 have been assumed to be outstanding as of January 1, 1998.

See accompanying notes to consolidated financial statements.

                     CAVALRY BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)

                                                      Three Months Ended
                                                           March 31,
                                                   ----------------------
                                                          1998       1997
Operating activities:                                    ------     ------
 Net earnings                                           $1,381         894
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Provision for loan losses                                54          75
   Gain on sales of loans, net                            (567)       (135)
   Gain on sale of office properties
    and equipment                                          (42)         -
   Depreciation and amortization on                        306         237
   Office properties and equipment
   Net amortization (accretion) of
    mortgage-backed securities premiums, net                37          -
   Amortization of deferred loan
    origination fees                                      (279)       (248)
   Loan fees collected                                     305         263
   Proceeds from sales of loans                         13,176      14,531
   Origination of loans held for sale                  (16,536)    (12,901)
   (Increase) decrease in accrued
    interest receivable                                   (334)       (110)
   Decrease (increase) in other assets                     195          56
   Increase (decrease) in accrued
    interest payable                                        (8)         24
   Stock dividends on Federal Home
    Loan Bank stock                                        (29)          -
   (Decrease) increase in accrued expenses
    and other liabilities                                   80        (177)
   (Decrease) increase in income
    taxes payable                                          702         501
                                                        ------      ------
     Net cash provided by Operating activities          (1,559)      3,010
                                                       -------      ------
Investing activities:
 Decrease (increase) in loans
  receivable, net                                       (8,654)     (3,831)
 Principal payments on mortgage
  backed securities held to maturity                       130          17
 Proceeds from the sales of office
  properties and equipment                                 203          -
 Purchase of investment securities
  held to maturity                                      (4,940)         -
 Proceeds from maturities of investment securities       1,000       1,000
 Purchase of office properties and equipment              (639)     (1,016)
                                                       -------     -------
       Net cash used in investing activities           (12,900)     (3,830)
                                                       -------     -------

Financing activities:
 Net (decrease) increase in deposits                    (1,582)      9,690
 Issuance of common stock                               69,352          -
 Expenses of stock offering                             (1,481)         -
 Net increase in advance
  payments by borrowers for
  property taxes and insurance                             276         301
                                                       -------      ------

        Net Cash provided by
         financing activities                           66,565       9,991
                                                       -------     -------
INCREASE IN CASH AND CASH EQUIVALENTS                   52,106       9,171

CASH AND EQUIVALENTS, BEGINNING OF PERIOD               37,658      19,519
                                                      --------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $89,764      28,690
                                                      ========     =======
SUPPLEMENT DISCLOSURES OF CASH
 FLOW INFORMATION:
Payments during the period for:
 Interest                                                2,662       2,147
                                                      ========    ========
 Income taxes                                               -           -
                                                      ========    ========
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Interest credited to deposits                            1,121         661
                                                      ========    ========
Decrease in deferred tax asset related
 to unrealized gain on investments                           3          -
                                                      ========    ========
See accompanying notes to consolidated financial statements.

                             CAVALRY BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     Cavalry Bancorp, Inc. (the "Company"), was organized on November 5, 1997 under Tennessee law at the direction of Cavalry Banking (the "Bank") to acquire all of the capital stock that the Bank would issue upon its conversion from the mutual to stock form of ownership. The conversion was completed on March 16, 1998 through the sale and issuance of 7,538,250 shares of common stock by the Company at a price of $10.00 per share. Information set forth in this report relating to periods prior to the Conversion, including consolidated financial statements and related data, relates to Cavalry Banking and its subsidiaries.

     The accompanying consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.

2.   Earnings Per Share

     Earnings per share has been computed for the three months ended March 31, 1998 based upon weighted average common shares outstanding of 6,935,190. For the purpose of computing weighted average shares outstanding for the three months ended March 31, 1998, shares issued in the Conversion on March 16, 1998 were assumed to have been outstanding since January 1, 1998. Earnings per share for the three month ended March 31, 1997 is not presented as there was no common stock issued or outstanding.

     Statement of Financial Accounting Standards No. 128, Earnings Per Share, established new standards for computing and presenting earnings per share. The standard is effective for annual and interim periods ending after December 15, 1997. This standard had no impact on the computation of the Company's earnings per share upon adoption.

3. Investment Securities Held to Maturity and Investment Securities Available-for-Sale:

     The amortized cost and estimated fair values of investment securities held to maturity and available-for-sale at March 31, 1998 and December 31, 1997.

          Investment securities held to maturity:

                                                March 31, 1998
                                              ------------------
                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized    Fair
                                      Cost       Gains       Losses    Value
                               ---------------------------------------------
     U.S. Treasury securities and
         Obligations of U.S.
     Government agencies             $5,642        -             1      5,641
                                     ======      =====        =====    ======


                                              December 31, 1997
                                              ------------------
                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized   Fair
                                      Cost       Gains       Losses    Value
                               ---------------------------------------------
     U.S. Treasury securities and
         Obligations of U.S.
     Government agencies             $1,700        1           1       1,700
                                     ======     =====        =====    ======


      Investment securities available-for-sale:

                                                March 31, 1998
                                              ------------------
                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized   Fair
                                      Cost       Gains       Losses    Value
                               ---------------------------------------------
     U.S. Treasury securities and
         Obligations of U.S.
     Government agencies              $10,051        -         -      10,051
                                      =======     =====     =====     ======


                                              December 31, 1997
                                              ------------------
                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized   Fair
                                      Cost       Gains       Losses    Value
                               ---------------------------------------------
     U.S. Treasury securities and
         Obligations of U.S.
     Government agencies             $10,085        -            8   10,077
                                    ========     =====       =====   ======

4.   Mortgage-backed Securities Held to Maturity:


                                                March 31, 1998
                                              ------------------
                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized   Fair
                                      Cost       Gains       Losses    Value
                               ---------------------------------------------
     Mortgage-backed securities:
       FHLMC                            $291         4          -        295
       FNMA                              875         8           3       880
                                       -----      ----        ----     -----
       Total mortgage backed
        securities held to maturity   $1,166        12           3     1,175
                                     =======      ====        ====    ======


                                              December 31, 1997
                                              ------------------
                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized   Fair
                                      Cost       Gains       Losses    Value
                               ---------------------------------------------
Mortgage-backed securities:
       FHLMC                            $420        6           -        426
       FNMA                              881        9            4       886
                                       -----     ----         ----     -----
       Total mortgage backed
        securities held to maturity   $1,301       15            4     1,312
                                     =======     ====         ====    ======



5.    Loans Held-for-Sale, Net
         Loans held for sale, net are summarized as follows:

                                               March 1998    December 1997
                                               ----------    -------------
               One-to-four family loans            $8,782            4,855
                                                  -------           ------
               Total loans held for sale, net      $8,782            4,855
                                                   ------           ------

     The Bank originates most fixed rate loans for immediate sale to the Federal Home Loan Mortgage Corporation (FHLMC) or other investors. Generally, the sale of such loans is arranged at the time the loan application is received through commitments.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1998 and December 31, 1997

     Total assets were $350.9 million at March 31, 1998 and $282.1 million at December 31, 1997, an increase of $68.8 million or 24.4%. This increase resulted primarily from the proceeds of the initial public offering of stock which was completed on March 16, 1998. As a result of this offering, the Company realized an increase in cash of approximately $67.8 million. These funds were invested in interest bearing deposits and short-term investments. Cash and cash equivalents increased $52.1 million while total investments increased $3.9 million. Mortgage-backed securities decreased $135,000 as a result of prepayments. Loans held for sale increased $3.9 million. The variances resulted primarily from timing differences in the funding of loans. Loans receivable, net increased from $213.0 million at December 31, 1997 to $221.6 million at March 31, 1998. Consumer, commercial, and commercial real estate increased $15.5 million as a result of additional loan officers, general market conditions and more aggressive pricing. These gains were offset by declines in construction, land, multifamily, and one-to-four family mortgage loans. The declines in one-to-four family mortgage loans were primarily a result of refinancing activity.

     Deposit accounts decreased $1.6 million from December 31, 1997 to March 31, 1998. Certificates of deposit decreased $11.9 million primarily as a result of withdrawals to fund stock purchases. This decline was offset by a $10.3 million increase in transaction and other savings accounts primarily as a result of active solicitation of these types of accounts.

     Stockholders' equity increased by $69.3 million from December 31, 1997 to March 31, 1998, as a result net proceeds received in the conversion of $67.9 million and net income of $1.4 million for the three month period ending March 31, 1998.

     Nonperforming assets decreased from $150,000 at December 31, 1997 to $36,000 at March 31, 1998.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and March 31, 1997.

     Net Income.   Net income increased to $1.4 million for the three months
     ended March 31, 1998 from $894,000 for the three months ended March 31, 1997 primarily as a result of increased investment and deposit income offset partially by an increased provision for income taxes due to increased income before taxes. The increase in investment and deposit income is principally the result of additional funds available for investment in the three month period ended March 31, 1998 from the conversion.

     Net Interest Income.   Net interest income increased 25.5% to $6.4
     million for the three months ended March 31, 1998 from $5.1 million for the same period in 1997. Interest on loans increased from $4.8 million for the period ended March 31,1997 to $5.3 million for the same period in 1998. This was a result of average loans outstanding increasing from $205.6 million in 1997 to $224.1 million for the same period in 1998. The average yield also increased from 9.3% for the period ended March 31, 1997 compared to 9.4% for the same period in 1998. This increase was a result of growth in the commercial and consumer loan portfolio. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds increased from $350,000 for the period ended March 31, 1997 to $1.2 million for 1998. Average investments increased from $23.7 million for the three months in 1997 to $87.0 million for the same period in 1998 as as a result of the investment of stock subscription funds. The average yield declined from 5.9% for the period ended March 31, 1997 to 5.3% as a result of the conversion funds being mostly invested in overnight and other short-term investments.

     Interest Expense.   Interest expense increased from $2.2 million for
     the period ended March 31, 1997 to $2.7 million for the same period in 1998. Average deposits increased from $197.2 million for the period in 1997 to $262.3 million for 1998. The average cost of deposits decreased from 4.47% in 1997 to 4.10% in 1998. This decrease was primarily a result of the average balance in passbook savings increasing from $15.4 million in 1997 to $48.3 million in 1998 with the cost declining from 1.97% in 1997 to 1.92% in 1998. The increase in average deposits was a result of the stock subscription funds.

     Provision for Loan Loses.   Provision for loan losses are charges to
     earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Management also considers the level of problem assets giving greater weight to the level of classified assets than to the level of nonperforming assets because classified assets include not only nonperforming assets but also performing assets that otherwise exhibit, in management's judgement, potential credit weaknesses.

     The provision for loan losses was $54,000 for the period ending March 31, 1998 compared to $75,000 for the same period in 1997. Classified assets increased from $1.3 million at December 31, 1997 to $1.4 million at March 31, 1998. Management expects classified assets to increase moderately, although no assurances can be given that this will in fact occur. Management's expectation is based upon its anticipation of continued loan growth, particularly in the areas of construction, commercial real estate, commercial and consumer lending. Management deemed the allowance for loan losses adequate at March 31, 1998.

     Noninterest Income.   Noninterest income increased to $1.3 million for
     the three months ended March 31, 1998 from $746,000 for the same period in 1997. Net gain on sale of loans increased from $135,000 for the three months ended March 31, 1997 to $567,000 for the same period in 1998. This increase was a result of increased volume, increased pricing spreads, and overall more favorable market conditions in 1998 than in 1997. Deposit servicing fees increased from $268,000 in 1997 to $332,000 as a result of increased volume in transactional accounts and an increased pricing structure. Trust fees also increased from $137,000 in 1997 to $163,000 in 1998 because of more trust assets under management and an increase in fees charged. The Bank also recorded a pre-tax gain of $42,000 on the sale of the branch building and property on South Tennessee Boulevard. This branch operation was relocated to a new facility at SE Broad Street. These gains were offset by a decline in loan servicing income from $138,000 in 1997 to $107,000 in 1998 largely as a result of increased amortization of originated servicing rights.

     Noninterest Expense.   Noninterest expense was $2.8 million for the
     period ending March 31, 1998 compared to $2.2 million in 1997. Compensation and other employee benefits increased from $1.2 million at March 31, 1997 to $1.6 million at March 1998 primarily as a result of an increase in commission expenses and related fringe benefits. Commission expense increased from $100,000 for the period ending March 31, 1997 compared to $278,000 for the same period in 1998 as a result of higher production volume. Non commission related compensation also increased from $832,000 in 1997 to $971,000 in 1998 as a result of increased staffing to service the increased volumes in deposits and lending and normal annual salary increases. The increases in other categories of operating expenses generally are attributable to the growth of the Company. The Company anticipates that other operating expenses will continue to increase in subsequent periods as a result of increased cost associated with operating a public company.

     Income taxes.   The provision for income taxes was $830,000 for the
     period ended March 31, 1998 compared to $564,000 for the same period in 1997. This was a result of higher income before income taxes for the period ended March 31, 1998.

Liquidity and Capital Resources

     The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from and the sale of loans, maturing securities and FHLB of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions and competition. Regulations of the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the daily balance of net withdrawal deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1998, cash and cash equivalents totaled $89.8 million or 25.6% of total assets, and investments available for sale totaled $10.0 million. At March 31, 1998, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $15.0 million.

     As of March 31, 1998, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 1998, under regulations of the OTS, the Bank's tangible, core and risk-based capital ratios were 21.7%, 21.7% and 28.8%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

     At March 31, 1998, the Bank had loan commitments (excluding undisbursed portions of construction loans) of approximately $3.6 million. In addition, at March 31, 1998, the unused portion of lines of credit extended by the Bank was approximately $6.4 million for consumer lines of credit and $20.1 million for commercial lines of credit. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees are for a term of one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 1998, the Bank had $6.1 million of letters of credit outstanding.

Year 2000

     Every financial institution will be posed with the Year 2000 challenge. It is our desire to make the transition to the Year 2000 as effortless as possible. Cavalry Banking has developed an intensive Action Plan for addressing the concerns and risks associated with the coming millennium. The comprehensive plan was written based on guidelines established by the Federal Financial Institutions Examination Council's Interagency Statement entitled "Year 2000 Project Management Awareness." The Year 2000 Action Plan includes defined phases for Awareness, Assessment, Renovation, Validation and Implementation. During this quarter, the Cavalry Banking Audit Committee was assigned responsibility for overseeing the successful completion of the Year 2000 Action Plan. The Company's various vendors, hardware and software systems are progressing through the Renovation and Validation phases of the Action Plan and are on track to be fully tested during the fourth quarter of 1998.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 1998 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Part II.  Other Information

     Item 1.  Legal Proceedings

          Not applicable

     Item 2.  Changes in Securities and Use of Proceeds

     Use of Proceeds: As discussed in Note 1 to Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report, the Conversion was completed on March 16, 1998. In connection therewith:

     1. The effective date of the Registration Statement on Form S-1, as amended (File No. 333-40057) ("Registration Statement"), was January 21, 1998.

     2. The offering terminated on March 16, 1998 with the sale of all securities registered pursuant to the Registration Statement.

     3. Trident Securities, Inc., Raleigh, North Carolina, acted as marketing agent for the Company.

     4. The class of securities registered pursuant to the Registration Statement was common stock, no par value per share. The aggregate amount of such securities registered and sold was 7,538,250 shares for an aggregate dollar amount of $75,382,500.

     5. The total conversion offering expenses incurred by the Company were $1.5 million, none of which were paid directly or indirectly to directors or officers of the Company or their associates.

     6. The net proceeds of the conversion offering were $73.9 million, which were used as follows: $6.0 million to fund a loan to the Bank's employee stock ownership plan ("ESOP") to permit the Bank's ESOP to purchase 603,060 shares in the conversion offering; $37.0 million to acquire all of the issued and outstanding common stock of the Bank. The remaining $30.9 million of net proceeds were invested in short-term investment securities and overnight deposits.

     Such use of proceeds did not represent a material change in the use of Proceeds described in the Company's Prospectus dated January 21, 1998.

     Item 3.  Defaults Upon Senior securities

          Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable

     Item 5.  Other Information

          None

     Item 6.  Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K

(a)  Exhibits

         3.1     Charter of the Registrant*
         3.2     Bylaws of the Registrant*
        10.1     Employment Agreement with Ed C Loughry, Jr.**
        10.2     Employment Agreement with Ronald F Knight**
        10.3     Severance Agreement with Hillard C. Gardner**
        10.4     Severance Agreement with Ira B. Lewis**
        10.5     Severance Agreement with R Dale Floyd**
        10.6     Severance Agreement with M. Glenn Layne**
        10.7     Severance Agreement with Joy B Jobe**
        10.8     Severance Agreement with William S Jones**
        10.9     Severance Agreement with David W Hopper**
        10.10    Cavalry Banking Key Personnel Severance Compensation Plan**
        10.11    Cavalry Banking Employee Stock Ownership Plan**
        21       Subsidiaries of the Registrant**
        27       Financial Data Schedule

* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).
** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

     Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CAVALRY BANCORP, INC.


Date: May 6, 1998                       By:    /s/Ed C. Loughry, Jr.
                                               -----------------------------
                                               Ed C. Loughry, Jr.
                                               President and Chief Executive
                                               Officer


Date: May 6, 1998                       By:    /s/Hillard C. Gardner
                                               -----------------------------
                                               Hillard C. Gardner
                                               Senior Vice President and
                                               Chief Financial Officer

16