Form 10-Q
period 1998-06-30
CAVALRY BANCORP INC
filed 1998-08-11
CIK 1049535

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

{  X }  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the Quarterly Period Ended June 30, 1998 or

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

Common Stock Issued and Outstanding:  7,538,250 as of August 10, 1998.

                            CAVALRY BANCORP, INC.

                              Table of Contents

Part I.   Financial Information                                        Page

Item 1.   Financial Statements   (unaudited)

          Consolidated Balance Sheets at June 30, 1998
          And December 31, 1997                                           1


          Consolidated Statements of Income for the Three and Six Month
          Periods Ended June 30, 1998 and 1997                            2


          Consolidated Statement of Comprehensive Income for the Three and
          Six Month Periods Ended June 30,1998 and 1997                   3


          Consolidated Statements of Cash Flows for the Three and Six Month
          Periods Ended June 30, 1998 and 1997                          4-5


          Notes to Consolidated Financial Statements                    6-9


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10-16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     16

Part II.  Other Information                                           16-17

Signatures                                                               18

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                             CAVALRY BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, except per share data)
                                 (Unaudited)
                                                    June 30,   December 31,
ASSETS                                                 1998            1997

Cash                                               $  11,883      $  10,695
Interest-bearing deposits with
other financial institutions                          30,080         26,963
 Cash and cash equivalents                            41,963         37,658
Investment securities available-for-sale (note 3)     45,278         10,077
Investment securities held to maturity (note 3)        5,697          1,700
Mortgage-backed securities held to maturity (note 4)   1,094          1,301
Loans held for sale, at estimated fair value (note 5)  6,727          4,855
Loans receivable, net                                224,805        212,979
Accrued interest receivable                            2,279          1,724
Office properties and equipment, net                   8,233          8,072
Federal Home Loan Bank of Cincinnati stock - at cost   1,690          1,631
Other assets                                           2,080          2,132
TOTAL ASSETS                                       $ 339,846      $ 282,129

LIABILITIES AND EQUITY

LIABILITIES:
  Deposits                                          $234,598       $248,267
  Accrued interest payable                               291            328
  Advance payments by borrowers for property
   taxes and insurance                                   754            295
  Other liabilities and accrued expenses               3,437          2,792
     Total Liabilities                               239,080        251,682
STOCKHOLDERS' EQUITY:
  Preferred Stock
  250,000 shares, no par value per share; authorized;
  none issued and outstanding                              -              -
  Common Stock
  49,750,000 shares, no par value per share,
  authorized; 7,538,250 issued and outstanding        73,850             NA
  Retained earnings                                   32,965         30,452
  Unallocated ESOP Shares                             (6,031)            NA
  Unrealized loss on investment securities
   available-for-sale, net of taxes                      (18)            (5)
         Total Stockholders' Equity                  100,766         30,447

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $339,846       $282,129


See accompanying notes to consolidated financial statements.

                            CAVALRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in Thousands, Except Per Share Data)
                                 (Unaudited)

                                     Three Months Ended   Six Months Ended
                                              June 30,         June 30,

                                            1998     1997     1998     1997

Interest and dividend income:
 First mortgage loans                   $  2,797   $3,123   $5,746   $6,085
 Other loans                               2,543    1,915    4,875    3,716
 Investment securities                       480      128      678      280
 Deposits with other financial institutions  767      180    1,700      354
 Mortgage-backed securities held to maturity  17       24       39       48

  Total interest and dividend income       6,604    5,370   13,038   10,483

  Interest expense on deposits             2,270    2,240    4,923    4,412

  Net interest income                      4,334    3,130    8,115    6,071

Provision for loan losses                     81       75      135      150

  Net interest income after provision
    for loan losses                        4,253    3,055    7,980    5,921

Noninterest income:
 Servicing income                             95     134       202      273
 Gain on sale of loans                       471     206     1,038      341
 Gain on sale of office properties
    and equipment                              0       0        42        0
 Deposit servicing fees and charges          382     291       714      559
 Trust service fees                          171     135       334      272
 Other operating income                       35      31       101       99

   Total noninterest income                1,154     797     2,431    1,544

Noninterest expenses:
 Compensation, payroll taxes and
  fringe benefits                          1,720   1,335     3,316    2,558
 Occupancy expense                           138     129       282      254
 Supplies, communications and other
  office expenses                            210     157       378      288
 Federal insurance premiums                   38      34        75       42
 Advertising expense                          48      49        93      102
 Equipment and service bureau expense        541     485     1,103      923
 Other operating expenses                    296     211       537      387

   Total noninterest expenses              2,991   2,400     5,784    4,554
Earnings before income tax expense         2,416   1,452     4,627    2,911

Income tax expense                           906     561     1,736    1,125

   Net income                             $1,510    $891    $2,891   $1,786

Basic earnings per share                   $0.22     N/A     $0.42      N/A

Weighted average shares outstanding (1)  6,947,754   N/A   6,941,238    N/A


 Dividends declared $0.05 per share payable July 17,1998 for stockholders of record date June 30,1998


(1) Cavalry Bancorp's initial public offering closed on March 16, 1998. For purposes of earnings per share calculations, shares issued on March 16, 1998 have been assumed to be outstanding as of January 1, 1998.

See accompanying notes to consolidated financial statements.

                                CAVALRY BANCORP, INC.
                     CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                               (Dollars in Thousands)


                                       Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                            1998    1997       1998    1997


     Net income                           $1,510    $891     $2,891   $1,786
     Other comprehensive income, net of tax
     (NOTE 6)
     Unrealized losses on securities
     Available for sale                     (18)       0        (13)       0

     Comprehensive income                 $1,492    $891      $2,878   $1,786

     See accompanying notes to consolidated financial statements.

                              CAVALRY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,

                                            1998    1997       1998     1997
Operating activities:
  Net income                              $1,510    $891     $2,891   $1,786
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Provision for loan losses                  81      75        135      150
   Gain on sales of loans, net              (471)   (206)    (1,038)    (341)
   Gain on sale of office properties
    and equipment                              0       0       (42)        0
   Depreciation and amortization on
   Office properties and equipment           306     258        612      495
   Net amortization (accretion) of
   investments and mortgage-backed
   securities premiums, net                 (157)      2       (120)       2
   Amortization of deferred loan
    origination fees                        (271)   (275)      (550)    (523)
   Loan fees collected                       273     342        578      605
   Proceeds from sales of loans           27,436  12,544     40,612   27,074
   Origination of loans held for sale    (24,909)(12,807)   (41,445) (25,708)
   (Increase) decrease in accrued
   interest receivable                      (221)     20       (555)     (90)
   Decrease (increase) in other assets      (135)   (619)        60     (563)
   Increase (decrease) in accrued
    interest payable                         (28)     16        (36)      40
   Stock dividends on Federal Home
    Loan Bank stock                          (30)    (26)       (59)     (26)
   (Decrease) increase in accrued expenses
    and other liabilities                     54      19        134     (158)
   (Decrease) increase in income
    taxes payable                           (567)   (481)       135       20

     Net cash provided (used) by operating
     activities                            2,871    (247)      1,312   2,763

Investing activities:
 Decrease (increase) in loans
  receivable, net                         (3,336) (12,009)  (11,990) (15,840)
 Principal payments on mortgage
  backed securities held to maturity          69      13        199       30

 Proceeds from the sales of office
  properties and equipment                     0       0        203        0
 Purchase of investment securities
  Available for sale                     (38,153)      0    (38,153)       0
 Purchase of investment securities
  held to maturity                             0       0     (4,940)       0
 Proceeds from maturities of investment
 securities                                3,000   1,000      4,000    2,000
 Purchase of office properties
 and equipment                              (294)   (927)      (933)  (1,943)

       Net cash used in investing
  activities                             (38,714)(11,923)   (51,614) (15,753)

Financing activities:
 Net (decrease) increase in deposits     (12,089)  4,655    (13,671)  14,345
 Issuance of common stock                      0       0     69,352        0
 Expenses of stock offering                  (51)      0     (1,532)       0
 Net increase in advance
  payments by borrowers for
  property taxes and insurance               182     258        458      559


        Net Cash provided (used) by
         financing activities            (11,958)  4,913     54,607   14,904

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                     (47,801) (7,257)     4,305    1,914

CASH AND EQUIVALENTS, BEGINNING OF PERIOD 89,764  28,690     37,658   19,519

CASH AND CASH EQUIVALENTS, END OF PERIOD $41,963  21,433     41,963   21,433

SUPPLEMENT DISCLOSURES OF CASH
 FLOW INFORMATION:
Payments during the period for:
 Interest                                  2,298   2,224      4,959    4,372

 Income taxes                              1,621   1,275      1,621    1,275

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Interest credited to deposits                892     596      2,013    1,257

Decrease (increase)in deferred tax asset related
 to unrealized gain on investments           (11)      0         (8)        0


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

     The results of operations for the three and six months ended June
     30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.

2.   Earnings Per Share

     Statement of Financial Accounting Standards No. 128, Earnings Per Share, established new standards for computing and presenting earnings per share. The standard is effective for annual and interim periods ending after December 15, 1997. This standard had no impact on the computation of the Company's earnings per share upon adoption.

     Earnings per share has been computed for the three and six months ended June 30, 1998 based upon weighted average common shares outstanding of 6,947,754 and 6,941,238, respectively. For the purpose of computing weighted average shares outstanding for the six months ended June 30, 1998, shares issued in the Conversion on March 16, 1998 were assumed to have been outstanding since January 1, 1998.
     Earnings per share for the three and six months ended June 30, 1997 is not presented as there was no common stock issued or outstanding.

3. Investment Securities Held to Maturity and Investment Securities Available-for-Sale:

     The amortized cost and estimated fair values of investment securities held to maturity and available-for-sale at June 30, 1998 and December 31, 1997.

                                  Investment securities held to maturity:

                                                June 30, 1998

                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized  Fair
                                      Cost       Gains     Losses     Value

     U.S. Treasury securities and
     Obligations of U.S.
     Government agencies             $5,697        -             3     $5,694



                                              December 31, 1997

                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized  Fair
                                      Cost       Gains     Losses     Value

     U.S. Treasury securities and
     Obligations of U.S.
     Government agencies             $1,700        1             1    $1,700



                                Investment securities available-for-sale:

                                                 June 30, 1998

                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized  Fair
                                      Cost       Gains     Losses     Value

     U.S. Treasury securities and
     Obligations of U.S.
     Government agencies            $45,308        4            34   $45,278



                                              December 31, 1997

                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized  Fair
                                      Cost       Gains     Losses     Value

     U.S. Treasury securities and
     Obligations of U.S.
     Government agencies            $10,085        -           8     $10,077



4.   Mortgage-backed Securities Held to Maturity:


                                                June 30, 1998

                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized  Fair
                                      Cost       Gains     Losses     Value

Mortgage-backed securities:
FHLMC                                  $276         3          -         279
FNMA                                    818         6          2         822

Total mortgage backed
securities held to maturity          $1,094         9          2       1,101



                                              December 31, 1997

                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized  Fair
                                      Cost       Gains     Losses     Value

Mortgage-backed securities:
FHLMC                                  $420         6          -         426
FNMA                                    881         9          4         886

Total mortgage backed
securities held to maturity          $1,301        15          4       1,312

5.    Loans Held-for-Sale, Net
         Loans held for sale, net are summarized as follows:

                                                June 1998    December 1997

               One-to-four family loans            $6,727             $4,855

               Total loans held for sale, net      $6,727             $4,855


     The Bank originates most fixed rate loans for immediate sale to the Federal Home Loan Mortgage Corporation (FHLMC) or other investors. Generally, the sale of such loans is arranged at the time the loan application is received through commitments.

6. Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income," establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. Comprehensive income is defined as the change in equity(net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The only component of comprehensive income for Cavalry Bancorp is unrealized holding gains/(losses) on available-for-sale securities. Cavalry Bancorp adopted this standard beginning with the first quarter of 1998.

      COMPONENTS OF OTHER COMPREHENSIVE INCOME AND RELATED TAX
      (Dollars in thousands)

                                       Gain/(Loss)   Tax effect   Net-of-tax
      Unrealized market adjustments        $(29)         11            $(18)
      for the period

      TOTAL OTHER COMPREHENSIVE INCOME
      FOR THE QUARTER ENDING
      JUNE 30,1998                         $(29)         11            $(18)


      Unrealized market adjustments        $(21)          8            $(13)
      For the period

      TOTAL OTHER COMPREHENSIVE INCOME
      FOR THE SIX MONTHS ENDED
      JUNE 30,1998                         $(21)          8            $(13)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 1998 and December 31, 1997

     Total assets were $339.8 million at June 30, 1998 and $282.1 million at December 31, 1997, an increase of $57.7 million or 20.5%. This increase resulted primarily from the proceeds of the initial public offering of stock which was completed on March 16, 1998. As a result of this offering, the Company realized an increase in cash of approximately $67.8 million. These funds were invested in interest bearing deposits and short-term investments. Cash and cash equivalents increased $4.3 million while total investments increased $39.2 million. Mortgage-backed securities decreased $207,000 as a result of repayments. Loans held for sale increased $1.9 million. The variances resulted primarily from timing differences in the funding of loans. Loans receivable, net increased from $213.0 million at December 31, 1997 to $224.8 million at June 30, 1998. Consumer, commercial, and commercial real estate increased $22.0 million as a result of additional loan officers, general market conditions and more aggressive pricing. These gains were offset by declines in construction, land, multifamily, and one-to-four family mortgage loans. The declines in one-to-four family mortgage loans were primarily a result of refinancing activity. Although construction and land development loans net of loans in process decreased, the gross amount of these loans have increased $9.2 million. This increase was a result of aggressive solicitation and competitive pricing of these products.

     Deposit accounts decreased $13.7 million from December 31, 1997 to June 30, 1998. Certificates of deposit decreased $12.8 million primarily as a result of withdrawals to fund stock purchases. The Bank's savings account balances declined $1.6 million. Money market accounts also declined $1.7 million for the period. These declines were partially offset by an increase of $2.4 million in transactional accounts.

     Stockholders' equity increased by $70.3 million from December 31, 1997 to June 30, 1998, as a result net proceeds received in the conversion of $67.8 million and net income of $2.9 million for the six month period ending June 30, 1998,reduced by dividends of $377,000 and unrealized losses on available for sale securities of $13,000.

     Nonperforming assets increased from $150,000 at December 31, 1997 to $160,000 at June 30, 1998.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and June 30, 1997.

     Net Income.   Net income increased to $1.5 million for the three months
     ended June 30, 1998 from $891,000 for the three months ended June 30, 1997 primarily as a result of increased investment and deposit income offset partially by an increased provision for income taxes due to increased income before taxes. The increase in investment and deposit income is principally the result of additional funds available for investment in the three month period ended June 30, 1998 from the conversion.

     Net Interest Income.   Total interest income increased 22.0% to $6.6
     million for the three months ended June 30, 1998 from $5.4 million for the same period in 1997. Interest on loans increased from $5.0 million for the period ended June 30,1997 to $5.3 million for the same period in 1998. This was a result of average loans outstanding increasing from $212.3 million in 1997 to $228.3 million for the same period in 1998. The average yield decreased from 9.5% for the period ended June
     30, 1997 compared to 9.4% for the same period in 1998. This decrease was a result of declining rates and market competition.
     Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds increased from $332,000 for the period ended June 30, 1997 to $1.3 million for 1998. Average investments increased from $23.1 million for the three months in 1997 to $91.2 million for the same period in 1998 as a result of the investment of stock subscription funds. The average yield declined from 5.7% for the period ended June 30, 1997 to 5.6% as a result of the conversion funds being mostly invested in overnight and other short-term investments.

     Interest Expense.   Interest expense increased from $2.2 million for
     the period ended June 30, 1997 to $2.3 million for the same period in 1998. Average deposits increased from $201.5 million for the period in 1997 to $209.3 million for 1998. The average cost of deposits decreased from 4.51% in 1997 to 4.40% in 1998. This decrease was primarily a result of the average balance in NOW accounts, a lower cost deposit, increasing from $27.7 million in 1997 to $32.6 million in 1998 with the cost declining from 1.72% in 1997 to 1.44% in 1998.
     The decrease in average costs was a result of the Bank lowering the rate on these accounts.

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

     The provision for loan losses was $81,000 for the period ending June 30, 1998 compared to $75,000 for the same period in 1997. Classified assets increased from $1.3 million at December 31, 1997 to $1.5 million at June 30, 1998. Management expects classified assets to increase moderately, although no assurances can be given that this will in fact occur. Management's expectation is based upon its anticipation of continued loan growth, particularly in the areas of construction, commercial real estate, commercial and consumer lending. Management deemed the allowance for loan losses adequate at June 30, 1998.

     Noninterest Income.   Noninterest income increased to $1.2 million for
     the three months ended June 30, 1998 from $797,000 for the same period in 1997. Net gain on sale of loans increased from $206,000 for the three months ended June 30, 1997 to $471,000 for the same period in 1998. This increase was a result of increased volume, increased pricing spreads, and overall more favorable market conditions in 1998 than in 1997. Deposit servicing fees increased from $291,000 in 1997 to $382,000 as a result of increased volume in transactional accounts and an increased pricing structure. Trust fees also increased from $135,000 in 1997 to $171,000 in 1998 because of more trust assets under management and an increase in fees charged. These gains were offset by a decline in loan servicing income from $134,000 in 1997 to $95,000 in 1998 largely as a result of increased amortization of originated servicing rights.

     Noninterest Expense.   Noninterest expense was $3.0 million for the
     period ending June 30, 1998 compared to $2.4 million in 1997. Compensation and other employee benefits increased from $1.3 million at June 30, 1997 to $1.7 million at June 1998 primarily as a result of increases in commission expenses,compensation and other employee benefits. These increases were a result of increased staffing to service the increased volumes in deposits and lending and normal annual salary increases. The increases in other categories of operating expenses generally are attributable to the growth of the Company.
     The Company anticipates that other operating expenses will continue to increase in subsequent periods as a result of increased cost associated with operating a public company.

     Income taxes.   The provision for income taxes was $906,000 for the
     period ended June 30, 1998 compared to $561,000 for the same period in 1997. This was a result of higher income before income taxes for the period ended June 30, 1998.

Comparison of Operating Results for the Six Months Ended June 30, 1998 and
  June 30,1997.

     Net Income. Net income increased to $2.9 million for the six months ended June 30, 1998 from $1.8 million for the six months ended June
     30, 1997 primarily as a result of increased investment and deposit income offset partially by an increased provision for income taxes due to increased income before taxes. The increase in investment and deposit income is principally the result of additional funds available for investment in the six month period ended June 30, 1998 from the conversion.

     Net Interest Income. Total interest income increased 23.8% to $13.0 million for the six months ended June 30, 1998 from $10.5 million for the same period in 1997. Interest on loans increased from $9.8 million for the period ended June 30, 1997 to $10.6 million for the same period in 1998. This was a result of average loans outstanding increasing from $209.0 million for the six months ended June 30, 1997 to $226.2 for the same period in 1998. The yields between the two periods were comparable at 9.38% for the six months ended June 30, 1997 and 9.39% for the same period in 1998. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds sold increased from $682,000 for the six months ended June 30, 1997 to $2.4 million for the same period in 1998. Average investments increased from $23.4 million for the six months ended June 30, 1997 to $89.2 million for the same period in 1998 as a result of the investment of the conversion. The average yield declined from 5.8% for the six months ended June 30,1997 to 5.4% for the same period in 1998 as a result of conversion funds being mostly invested in overnight and other short-term investments.

     Interest Expense. Interest expense increased from $4.4 million for the six month period ended June 30, 1997 to $4.9 million for the six month period ended June 30, 1998. Average deposits increased from $199.4 million for the six months ended June 30, 1997 to $235.7 million for the same period in 1998. The average cost of funds declined from 4.4% for the six months ended June 30, 1997 to 4.2% for the same period in 1998. This increase in average deposits was primarily a result of the stock subscription process. Passbook savings increased from $15.4 million for the six months ended June 30, 1997 to $30.9 million for the same period in 1998. The average cost of passbook deposits declined from 2.0% for the six months ended June 30, 1997 to 1.9% for the same period in 1998 Money market accounts also increased from $31.4 million for the six months ended June 30, 1997 to $47.4 million for the same period in 1998. The average cost of the money market accounts for both was 4.2%.

     Provision for Loan Losses. The provision for loan losses was $135,000 for the six month period ended June 30, 1998 compared to $150,000 for the same period in 1997. See "Comparison of Operating Results for the Three Months Ended June 30, 1998 and June 30,1997 - Provision for Losses"

     Noninterest Income. Noninterest income increased to $2.4 million for the six months ended June 30 ,1998 compared to $1.5 million for the same period in 1997. Gain on sale of loans increased from $341,000 for the six months ended June 30, 1997 to $1.0 million for the same period in 1998 as a result of increased volume, increased pricing spreads, and overall more favorable market conditions in 1998 than in 1997. Deposit servicing fees increased from $559,000 for the six months ended June 30, 1997 to $714,000 for the same period in 1998 as a result of increased volume in transactional accounts and an increased pricing structure. Trust fees also increased from $272,000 for the six months end June 30, 1997 to $334,000 for the six months ended June 30, 1998 as a result of increases in trust assets under management and an increase in fees charged. These gains were offset by a decline in loan servicing income from $273,000 for the six month period ended June 30 ,1997 to $202,000 for the same period in 1998 largely as a result of increased amortization of originated servicing rights.

     Noninterest expense. Noninterest expense was $5.8 million for the six month period ended June 30, 1998 compared to $4.6 million for the same period in 1997. Compensation, payroll taxes and fringe benefits increased from $2.6 million for the six month period ended June 30, 1997 to $3.3 million for the same period in 1998. This increase was primarily a result of increased staffing to service the increased volumes in deposits and lending and normal annual salary increases. The increases in other categories of operating expenses generally are attributable to the growth of the Company. The Company anticipates that operating expenses will continue to increase in subsequent periods as a result of increased costs associated with operating a public company.

     Income taxes. The provision for income taxes was $1.7 million for the six month period ended June 30 ,1998 compared to $1.1 million for the same period in 1997. This increase was a result of increased income before taxes for the six months ended June 30, 1998.

Liquidity and Capital Resources

     The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from and the sale of loans, maturing securities and FHLB of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions and competition. Regulations of the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the daily balance of net withdrawal deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 1998, cash and cash equivalents totaled $42.0 million or 12.4% of total assets, and investments available for sale totaled $45.3 million. At June 30, 1998, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $15.0 million.

     As of June 30, 1998, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 1998, under regulations of the OTS, the Bank's tangible, core and risk-based capital ratios were 22.9%, 22.9% and 25.0%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

     At June 30, 1998, the Bank had loan commitments (excluding undisbursed portions of construction loans) of approximately $14.4 million. In addition, at June 30, 1998, the unused portion of lines of credit extended by the Bank was approximately $6.5 million for consumer lines of credit and $22.8 million for commercial lines of credit. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees are for a term of one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 1998, the Bank had $7.1 million of letters of credit outstanding.

Year 2000

     Cavalry Banking continues to follow the comprehensive Action Plan which was developed using the guidelines established by the Federal Financial Institutions Examination Council's Interagency Statement entitled "Year 2000 Project Management Awareness". The Awareness and assessment phases of the plan have been completed and we are deeply involved in the Renovation and Validation stages of the plan. Cavalry Banking is on target to meet the March 31, 1999, goal set by the Audit Committee for having all systems, data bases and utilities fully tested, in production and Year 2000 ready. Cavalry Banking's various vendors are also on track to be fully tested during the fourth quarter of 1998.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 1998 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Part II.  Other Information

     Item 1.  Legal Proceedings

          Not applicable

     Item 2.  Changes in Securities and Use of Proceeds

           Not applicable

     Item 3.  Defaults Upon Senior securities

          Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable

     Item 5.  Other Information

          On July 15, 1998, the Company announced that Cavalry Banking plans to establish a new branch office in Rutherford County, Tennessee.

          Cavalry Banking intends to open a branch office on land owned by the Bank on U.S. Highway 231 South. Construction is to begin immediately. The branch is scheduled to be completed in the fourth quarter of 1998.

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

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

     Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CAVALRY BANCORP, INC.


Date: August 10, 1998                       By:    /s/ Ed C. Loughry, Jr.
                                               -----------------------------
                                               Ed C. Loughry, Jr.
                                               President and Chief Executive
                                               Officer


Date: August 10, 1998                       By:    /s/ Hillard C. Gardner
                                               -----------------------------
                                               Hillard C. Gardner
                                               Senior Vice President and
                                               Chief Financial Officer