Form 10-Q
period 1998-09-30
CAVALRY BANCORP INC
filed 1998-11-13
CIK 1049535

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

{  X }  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the Quarterly Period Ended September 30, 1998 or

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

Common Stock Issued and Outstanding: 7,437,050 as of November 10, 1998.

                            CAVALRY BANCORP, INC.

                              Table of Contents

Part I.   Financial Information                                        Page

Item 1.   Financial Statements   (unaudited)

          Consolidated Balance Sheets at September 30, 1998
          And December 31, 1997                                           1


          Consolidated Statements of Income for the Three and Nine Month
          Periods Ended September 30, 1998 and 1997                       2


          Consolidated Statement of Comprehensive Income for the Three and
          Nine Month Periods Ended September 30,1998 and 1997             3


          Consolidated Statements of Cash Flows for the Three and Nine Month
          Periods Ended September 30, 1998 and 1997                     4-5


          Notes to Consolidated Financial Statements                   6-10


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         11-21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     22

Part II.  Other Information                                           22-23

Signatures                                                               24

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                             CAVALRY BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, except per share data)
                                 (Unaudited)
                                               September 30,   December 31,
ASSETS                                                 1998           1997
                                                       ----           ----
Cash                                               $  12,231      $  10,695
Interest-bearing deposits with
other financial institutions                          33,278         26,963
                                                    --------       --------
 Cash and cash equivalents                            45,509         37,658
Investment securities available-for-sale (note 3)     48,525         10,077
Investment securities held to maturity (note 3)          700          1,700
Mortgage-backed securities held to maturity (note 4)     996          1,301
Loans held for sale, at estimated fair value (note 5)  9,981          4,855
Loans receivable, net                                233,363        212,979
Accrued interest receivable                            2,448          1,724
Real Estate Owned                                         23              -
Office properties and equipment, net                   8,389          8,072
Federal Home Loan Bank of Cincinnati stock - at cost   1,721          1,631
Other assets                                           2,088          2,132
                                                     -------        -------
TOTAL ASSETS                                       $ 353,743      $ 282,129
                                                     =======        =======
LIABILITIES AND EQUITY

LIABILITIES:
  Deposits                                          $246,880       $248,267
  Accrued interest payable                               332            328
  Advance payments by borrowers for property
   taxes and insurance                                   917            295
  Other liabilities and accrued expenses               3,645          2,792
                                                     -------        -------
     Total Liabilities                               251,774        251,682
                                                     -------        -------
STOCKHOLDERS' EQUITY:
  Preferred Stock
  250,000 shares, no par value per share; authorized;
  none issued and outstanding                              -              -
  Common Stock
  49,750,000 shares, no par value per share,
  authorized; 7,538,250 issued and outstanding        73,877             NA
  Retained earnings                                   33,992         30,452
  Unearned ESOP Shares                                (5,977)            NA
  Accumulated other comprehensive
   income, net of taxes                                   77            (5)
         Total Stockholders' Equity                  101,969         30,447
                                                     -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $353,743       $282,129
                                                     =======        =======
See accompanying notes to consolidated financial statements.

                            CAVALRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in Thousands, Except Per Share Data)
                                 (Unaudited)

                                     Three Months Ended  Nine Months Ended
                                         September 30,    September 30,

                                            1998     1997     1998     1997
                                            ----     ----     ----     ----
Interest and dividend income:
 First mortgage loans                   $  2,807   $3,227  $ 8,553  $ 9,312
 Other loans                               2,686    2,033    7,560    5,750
 Investment securities                       670      119    1,348      399
 Deposits with other financial institutions  520      276    2,221      629
 Mortgage-backed securities held to maturity  15       22       54       70

  Total interest and dividend income       6,698    5,677   19,736   16,160
                                           -----    -----   ------   ------
  Interest expense on deposits             2,310    2,403    7,233    6,815
                                           -----    -----   ------   ------
  Net interest income                      4,388    3,274   12,503    9,345
                                           -----    -----   ------   ------
Provision for loan losses                    173      550      308      700

  Net interest income after provision
    for loan losses                        4,215    2,724   12,195    8,645
                                           -----    -----   ------   ------
Noninterest income:
 Servicing income                            103     125       305      398
 Gain on sale of loans, net                  587     333     1,625      674
 Gain on sale of office properties
    and equipment                              -       -        42        -
 Deposit servicing fees and charges          377     295     1,091      854
 Trust service fees                          171     164       505      435
 Other operating income                       55      54       157      153
                                           -----   -----    ------   ------
   Total noninterest income                1,293     971     3,725    2,514
                                           -----   -----    ------   ------
Noninterest expenses:
 Compensation, payroll taxes and
  fringe benefits                          1,843   1,523     5,159    4,081
 Occupancy expense                           170     150       452      404
 Supplies, communications and other
  office expenses                            237     180       615      468
 Federal insurance premiums                   37      34       112       76
 Advertising expense                          47      42       140      145
 Equipment and service bureau expense        603     529     1,706    1,452
 Other operating expenses                    325     342       862      728
                                           -----   -----     -----    -----
   Total noninterest expenses              3,262   2,800     9,046    7,354
                                           -----   -----     -----    -----
Earnings before income tax expense         2,246     895     6,874    3,805
                                           -----   -----     -----    -----
Income tax expense                           842     423     2,579    1,547
                                           -----   -----     -----    -----
   Net income                             $1,404    $472    $4,295   $2,258
                                           =====     ===     =====    =====
Basic earnings per share                   $0.20     N/A     $0.62      N/A
                                           =====     ===     =====    =====
Weighted average shares outstanding (1)  6,960,318   N/A   6,947,846    N/A
                                         =========   ===   =========  =====

 Dividends declared $0.05 per share payable October 16, 1998 for stockholders of record date September 30, 1998.

(1) Cavalry Bancorp's initial public offering closed on March 16, 1998. For purposes of earnings per share calculations, shares issued on March 16, 1998 have been assumed to be outstanding as of January 1, 1998.

See accompanying notes to consolidated financial statements.

                                CAVALRY BANCORP, INC.
                     CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                               (Dollars in Thousands)
                                   (Unaudited)

                                       Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                            1998    1997       1998    1997
                                            ----    ----       ----    ----

     Net income                           $1,404    $472    $4,295   $2,258
     Other comprehensive income, net of tax
     (NOTE 6)
     Unrealized gains(losses) on securities
     Available for sale                       95      (7)       82       (7)
                                           -----     ----    -----    ------
     Comprehensive income                 $1,499    $465    $4,377   $2,251
                                           =====     ===     =====    =====
     See accompanying notes to consolidated financial statements.

                              CAVALRY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                  (Unaudited)

                                        Three Months Ended  Nine Months Ended
                                        September 30,         September 30,

                                            1998    1997      1998     1997
                                            ----    ----      ----     ----
Operating activities:
  Net income                              $1,404    $472    $4,295   $2,258
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Provision for loan losses                 173     550       308      700
   Gain on sales of loans, net              (587)   (333)   (1,625)    (674)
   Gain on sale of office properties
    and equipment                              -       -       (42)       -
   Depreciation and amortization on
   Office properties and equipment           315     285       927      780
   ESOP compensation expense                 251       -       515        -
   Net amortization (accretion) of
   investments and mortgage-backed
   securities premiums, net                 (142)      8      (262)      10
   Amortization of deferred loan
    origination fees                        (265)   (297)     (815)    (820)
   Loan fees collected                       295     262       873      867
   Deferred income tax benefit                58    (430)       58     (430)
   Proceeds from sales of loans           31,849  21,610    72,461   48,684
   Origination of loans held for sale    (34,516)(21,199)  (75,961) (46,907)
   (Increase) decrease in accrued
   interest receivable                      (169)   (333)     (724)    (423)
   Decrease (increase) in other assets       (65)     99       (53)    (464)
   Increase (decrease) in accrued
    interest payable                          41      48         5       88
   Stock dividends on Federal Home
    Loan Bank stock                          (31)    (57)      (90)     (83)
   (Decrease) increase in accrued expenses
    and other liabilities                     81     448        (1)     290
   (Decrease) increase in income
    taxes payable                           (124)    103        11      123
                                            -----  ------      -----  -----
     Net cash provided (used) by operating
     activities                           (1,432)  1,236      (120)   3,999
                                          -------  -----      -----   -----
Investing activities:
 Decrease (increase) in loans
  receivable, net                         (8,758)   (717)  (20,748) (16,557)
 Principal payments on mortgage
  backed securities held to maturity          94      53       293       83

 Proceeds from the sales of office
  properties and equipment                     -       -       203        -
 Purchase of investment securities
  Available for sale                      (8,951)(10,120)  (47,104) (10,120)
 Purchase of investment securities
  held to maturity                             -       -    (4,940)       -
 Proceeds from maturities of investment
 securities                               11,000   2,000    15,000    4,000
 Purchase of office properties
 and equipment                              (471)   (498)   (1,404)  (2,441)
                                          -------  ------   -------  -------
       Net cash used in investing
       activities                         (7,086) (9,282)  (58,700) (25,035)
                                          ------- -------  -------- --------

Financing activities:
 Net (decrease) increase in deposits      12,282  13,071    (1,389)  27,416
 Issuance of common stock                      -       -    69,352        -
 Expenses of stock offering                   (4)      -    (1,536)       -
 Net increase in advance
  payments by borrowers for
  property taxes and insurance               163     233       621      792
 Cash dividends paid on common stock        (377)      -      (377)       -
                                          -------  -----    -------  ------
        Net Cash provided (used) by
         financing activities             12,064  13,304    66,671   28,208
                                          ------  ------    ------   ------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                       3,546   5,258     7,851    7,172

CASH AND EQUIVALENTS, BEGINNING OF PERIOD 41,963  21,433    37,658   19,519
                                          ------  ------    ------   ------
CASH AND CASH EQUIVALENTS, END OF PERIOD $45,509  26,691    45,509   26,691
                                         =======  ======    ======   ======
SUPPLEMENT DISCLOSURES OF CASH
 FLOW INFORMATION:
Payments during the period for:
 Interest                                  1,406   1,479     4,352    4,648
                                           =====   =====     =====    =====
 Income taxes                              1,039     645     2,660    1,920
                                           =====   =====     =====    =====
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Foreclosures and in substance
Foreclosures of loans during period           23       -        23        -
                                            ====     ===     =====    =====
Interest credited to deposits                863     822     2,876    2,079
                                            ====     ===     =====    =====
Net unrealized gains(losses) on investment
  Securities available for sale              153     (11)      131      (11)
                                            ====     ====    =====    ======
(Decrease) increase in deferred tax asset
related to unrealized gain on investments    (58)      4       (49)       4
                                            =====    ====    ======   =====

See accompanying notes to consolidated financial statements.

                             CAVALRY BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

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

     The results of operations for the three and nine months ended September 30,1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.

2.   Earnings Per Share

     Statement of Financial Accounting Standards No. 128, Earnings Per Share, established new standards for computing and presenting earnings per share. The standard is effective for annual and interim periods ending after December 15, 1997. This standard had no impact on the computation of the Company's earnings per share upon adoption.

     Earnings per share has been computed for the three and nine months ended September 30, 1998 based upon weighted average common shares outstanding of 6,960,318 and 6,947,846, respectively. For the purpose of computing weighted average shares outstanding for the nine months ended September 30, 1998, shares issued in the Conversion on March 16, 1998 were assumed to have been outstanding since January 1, 1998.
     Earnings per share for the three and nine months ended September 30, 1997 is not presented as there was no common stock issued or outstanding. ESOP shares are not considered in the weighted average shares outstanding until shares are committed to be released or earned.

3. Investment Securities Held to Maturity and Investment Securities Available-for-Sale:

     The amortized cost and estimated fair values of investment securities held to maturity and available-for-sale at September 30, 1998 and December 31, 1997.

                                  Investment securities held to maturity:

                                           September 30, 1998
                                           ------------------
                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized  Fair
                                      Cost       Gains     Losses     Value
                                      ----       -----     ------   -------
     U.S. Treasury securities and
     Obligations of U.S.
     Government agencies             $ 700        -             -     $ 700
                                     =====       =====     ======    =======


                                              December 31, 1997
                                              -----------------
                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized  Fair
                                      Cost       Gains     Losses     Value
                                      ----      ------     ------    ------
     U.S. Treasury securities and
     Obligations of U.S.
     Government agencies             $1,700        1             1    $1,700
                                     ======      ====          ===    ======


                                Investment securities available-for-sale:

                                                 September 30, 1998
                                                 ------------------
                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized  Fair
                                      Cost       Gains     Losses     Value
                                      ----       -----    --------   -------
     U.S. Treasury securities and
     Obligations of U.S.
     Government agencies            $48,402       123           -    $48,525
                                    =======       ===        =====   =======


                                              December 31, 1997
                                              -----------------
                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized  Fair
                                      Cost       Gains     Losses     Value
                                      ----      -------    ------    -------
     U.S. Treasury securities and
     Obligations of U.S.
     Government agencies            $10,085        -             8   $10,077
                                    =======      ======       ====   =======

4.   Mortgage-backed Securities Held to Maturity:


                                           September 30, 1998
                                           ------------------
                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized  Fair
                                      Cost       Gains     Losses     Value
                                     ------     ------     ------     -----
Mortgage-backed securities:
FHLMC                                  $263         4          -         267
FNMA                                    733         5          -         738
                                     ------       ---         --        ----
Total mortgage backed
securities held to maturity          $  996         9          -       1,005
                                     ======       ===        ====      =====


                                              December 31, 1997
                                              -----------------
                                                Gross      Gross   Estimated
                                   Amortized  Unrealized  Unrealized  Fair
                                      Cost       Gains     Losses     Value
                                      ----       -----     ------     -----
Mortgage-backed securities:
FHLMC                                  $420         6          -         426
FNMA                                    881         9          4         886
                                       ----        --        ---         ---
Total mortgage backed
securities held to maturity          $1,301        15          4       1,312
                                     ======      ====        ===       =====


5.    Loans Held-for-Sale, Net
         Loans held for sale, net are summarized as follows:

                                             September 1998    December 1997
                                             --------------    -------------
               One-to-four family loans            $9,981             $4,855
                                                  -------             ------
               Total loans held for sale, net      $9,981             $4,855
                                                  =======             ======

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

      COMPONENTS OF OTHER COMPREHENSIVE INCOME AND RELATED TAX
      (Dollars in thousands)

                                       Gain/(Loss)   Tax effect   Net-of-tax
                                       -----------   ----------   ----------
      Unrealized market adjustments        $ 153         58             $ 95
      for the period                       -----         --             ----

      TOTAL OTHER COMPREHENSIVE INCOME
      FOR THE QUARTER ENDING
      SEPTEMBER 30,1998                    $ 153         58             $ 95
                                           =====         ==             ====

      Unrealized market adjustments        $ (11)         4             $ (7)
      For the period                       ------        --             -----

      TOTAL OTHER COMPREHENSIVE INCOME
      FOR THE QUARTER ENDING
      SEPTEMBER 30,1997                   $  (11)         4             $ (7)
                                          =======        ==             =====

      Unrealized market adjustments       $  131         49             $ 82
      For the period                      -------        --             -----

      TOTAL OTHER COMPREHENSIVE INCOME
      FOR THE NINE MONTHS ENDED
      SEPTEMBER 30, 1998                  $  131         49             $ 82
                                          ======         ==             ====


      Unrealized market adjustments        $ (11)         4             $ (7)
      For the period                       ------        --             -----

      TOTAL OTHER COMPREHENSIVE INCOME
      FOR THE NINE MONTHS ENDED
      SEPTEMBER 30, 1997                   $ (11)         4             $ (7)
                                           ======        ==             =====

7.    Recent Pronouncements

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). This statement establishes standards relating to public business enterprises' reporting of information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of application. SFAS 131 is not expected to change the reporting requirements of the Company.

      In June 1998, the FASB issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133). This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal years beginning after June 15,1999. The Company has not yet determined the impact that this standard will have on the financial statements.

      In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revised employers' disclosure about pension and other postretirement benefits plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligation and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This statement is effective for financial statements for the year ending December 31, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

     Total assets were $353.7 million at September 30, 1998 and $282.1 million at December 31, 1997, an increase of $71.6 million or 25.4%. This increase resulted primarily from the proceeds of the initial public offering of stock which was completed on March 16, 1998. As a result of this offering, the Company realized an increase in cash of approximately $67.8 million. These funds were invested in interest bearing deposits and short-term investments. Cash and cash equivalents increased $7.9 million while total investments increased $37.4 million. Mortgage-backed securities decreased $305,000 as a result of repayments. Loans held for sale increased $5.1 million. The variances resulted primarily from timing differences in the funding of loans. Loans receivable, net increased from $213.0 million at December
     31, 1997 to $233.4 million at September 30, 1998. Consumer, commercial, and commercial real estate increased $29.2 million as a result of additional loan officers, general market conditions and more aggressive pricing. Net construction loans also increased $5.5 million. Theses increases were offset by declines in land and one-to-four family mortgage loans. The declines in one-to-four family mortgage loans were primarily a result of refinancing activity.

     Deposit accounts decreased $1.4 million from December 31, 1997 to September 30, 1998. Certificates of deposit decreased $7.2 million primarily as a result of withdrawals to fund stock purchases. The Bank's savings account balances declined $1.8 million. These declines were partially offset by an increase of $1.0 in money market accounts and $6.6 million in transactional accounts.

     Stockholders' equity increased by $71.5 million from December 31, 1997 to September 30, 1998, as a result net proceeds received in the conversion of $67.8 million and net income of $4.3 million for the nine month period ending September 30, 1998, unrealized gains on available for sale securities of 82,000 and a reduction of unallocated ESOP shares of $53,000 reduced by dividends of $754,000.

     Nonperforming assets decreased from $150,000 at December 31, 1997 to $60,000 at September 30, 1998.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and September 30, 1997.

     Net Income.   Net income increased to $1.4 million for the three months
     ended September 30, 1998 from $472,000 for the three months ended September 30, 1997 primarily as a result of increased investment and deposit income and a decline in the provision for loan losses. The increase in investment and deposit income is principally the result of additional funds available for investment in the three month period ended September 30, 1998 from the conversion.

     Net Interest Income.   Total interest income increased 17.5% to $6.7
     million for the three months ended September 30, 1998 from $5.7 million for the same period in 1997. Interest on loans increased from $5.3 million for the period ended September 30, 1997 to $5.5 million for the same period in 1998. This was a result of average loans outstanding increasing from $218.7 million in 1997 to $234.3 million for the same period in 1998.
     The average yield decreased from 9.6% for the period ended September
     30, 1997 compared to 9.4% for the same period in 1998. This decrease was a result of declining rates and market competition. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds increased from $417,000 for the period ended September 30, 1997 to $1.2 million for 1998. Average investments increased from $29.5 million for the three months in 1997 to $86.7 million for the same period in 1998 as a result of the investment of stock subscription funds. The average yield was 5.6% for the periods ended September 30, 1997 and 1998.

     Interest Expense.   Interest expense decreased from $2.4 million for
     the period ended September 30, 1997 to $2.3 million for the same period in 1998. Average costing liabilities declined from $211.6 million for the period ended September 1997 to $208.3 million for 1998. The average cost of funds decreased from 4.5% in 1997 to 4.4% in 1998. This decrease was primarily a result of the average balance in NOW accounts, a lower cost deposit, increasing from $29.3 million in 1997 to $30.3 million in 1998 with the cost declining from 1.7% in 1997 to 1.4% in 1998.
     The decrease in average costs was a result of the Bank lowering the rate on these accounts.

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

     The provision for loan losses was $173,000 for the period ending September 30, 1998 compared to $550,000 for the same period in 1997. Classified assets were $1.3 million at December 31, 1997 and September 30, 1998. Management expects classified assets to increase moderately, although no assurances can be given that this will in fact occur. Management's expectation is based upon its anticipation of continued loan growth, particularly in the areas of construction, commercial real estate, commercial and consumer lending. Management deemed the allowance for loan losses adequate at September 30, 1998.

     Noninterest Income.   Noninterest income increased to $1.3 million for
     the three months ended September 30, 1998 from $971,000 for the same period in 1997. Net gain on sale of loans increased from $333,000 for the three months ended September 30, 1997 to $587,000 for the same period in 1998. This increase was a result of increased volume, increased pricing spreads, and overall more favorable market conditions in 1998 than in 1997. Deposit servicing fees increased from $295,000 in 1997 to $377,000 as a result of increased volume in transactional accounts and an increased pricing structure. Trust fees also increased from $164,000 in 1997 to $171,000 in 1998 because of more trust assets under management and an increase in fees charged. These gains were offset by a decline in loan servicing income from $125,000 in 1997 to $103,000 in 1998 largely as a result of increased amortization of originated servicing rights.

     Noninterest Expense.   Noninterest expense was $3.3 million for the
     period ending September 30, 1998 compared to $2.8 million in 1997. Compensation and other employee benefits increased from $1.5 million at September 30, 1997 to $1.8 million at September 1998 primarily as a result of increases in commission expense, compensation and other employee benefits. These increases were a result of increased staffing to service the increased volumes in deposits and lending and normal annual salary increases. The increases in other categories of operating expenses generally are attributable to the growth of the Company.
     The Company anticipates that other operating expenses will continue to increase in subsequent periods as a result of increased cost associated with operating a public company.

     Income taxes.   The provision for income taxes was $842,000 for the
     period ended September 30, 1998 compared to $423,000 for the same period in 1997. This was a result of higher income before income taxes for the period ended September 30, 1998.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and September 30, 1997.

     Net Income. Net income increased to $4.3 million for the nine months ended September 30, 1998 from $2.3 million for the nine months ended September 30, 1997 primarily as a result of increased investment and deposit income a lower provision for losses on loans and an increase in noninterest income. These increases were offset partially by an increased in interest expense on deposits, increased noninterest expenses and a larger provision for income taxes due to increased income before taxes. The increase in investment and deposit income is principally the result of additional funds available for investment in the nine month period ended September 30, 1998 from the conversion.

     Net Interest Income. Total interest income increased 21.6% to $19.7 million for the nine months ended September 30, 1998 from $16.2 million for the same period in 1997. Interest on loans increased from $15.1 million for the period ended September 30, 1997 to $16.1 million for the same period in 1998. This was a result of average loans outstanding increasing from $212.2 million for the nine months ended September 30, 1997 to $228.9 for the same period in 1998. This increase was partially offset by a decline in average yield from 9.5% for the nine months ended September 30,1997 to 9.4% for the same period in 1998. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds sold increased from $1.1 million for the nine months ended September 30,1997 to $3.6 million for the same period in 1998. Average investments increased from $25.4 million for the nine months ended September 30, 1997 to $88.3 million for the same period in 1998 as a result of the investment of the conversion. The average yield declined from 5.8% for the nine months ended September 30,1997 to 5.5% for the same period in 1998 as a result of conversion funds being mostly invested in overnight and other short-term investments.

     Interest Expense. Interest expense increased from $6.8 million for the nine month period ended September 30, 1997 to $7.2 million for the nine month period ended September 30, 1998. Average costing liabilities increased from $203.5 million for the nine months ended September 30, 1997 to $226.4 million for the same period in 1998. The average cost of funds declined from 4.5% for the nine months ended September 30, 1997 to 4.3% for the same period in 1998. This increase in average deposits was primarily a result of the stock subscription process. Average passbook savings increased from $15.4 million for the nine months ended September 30, 1997 to $25.0 million for the same period in 1998. The average cost of passbook deposits declined from 2.0% for the nine months ended September 30, 1997 to 1.9% for the same period in 1998. Money market accounts also increased from $33.2 million for the nine months ended September 30, 1997 to $45.6 million for the same period in 1998. The average cost of the money market accounts for both periods was 4.2%.

     Provision for Loan Losses.  The provision for loan losses was $308,000 for the nine month period ended September 30, 1998 compared to $700,000 for the same period in 1997. See "Comparison of Operating Results for the Three Months Ended September 30, 1998 and September 30,1997 - Provision for Losses."

     Noninterest Income. Noninterest income increased to $3.7 million for the nine months ended September 30 ,1998 compared to $2.5 million for the same period in 1997. Gain on sale of loans increased from $674,000 for the nine months ended September 30, 1997 to $1.6 million for the same period in 1998 as a result of increased volume, increased pricing spreads, and overall more favorable market conditions in 1998 than in 1997.
     Deposit servicing fees increased from $854,000 for the nine months ended September 30, 1997 to $1.1 million for the same period in 1998 as a result of increased volume in transactional accounts and an increased pricing structure. Trust fees also increased from $435,000 for the nine months end September 30,1997 to $505,000 for the nine months ended September 30, 1998 as a result of increases in trust assets under management and an increase in fees charged. These gains were offset by a decline in loan servicing income from $398,000 for the nine month period ended September 30 ,1997 to $305,000 for the same period in 1998 largely as a result of increased amortization of originated servicing rights.

     Noninterest expense. Noninterest expense was $9.0 million for the nine month period ended September 30, 1998 compared to $7.4 million for the same period in 1997. Compensation, payroll taxes and fringe benefits increased from $4.1 million for the nine month period ended September 30, 1997 to $5.2 million for the same period in 1998. This increase was primarily a result of increased staffing to service the increased volumes in deposits and lending and normal annual salary increases. The increases in other categories of operating expenses generally are attributable to the growth of the Company. The Company anticipates that operating expenses will continue to increase in subsequent periods as a result of increased costs associated with operating a public company.

     Income taxes. The provision for income taxes was $2.6 million for the nine month period ended September 30 ,1998 compared to $1.5 million for the same period in 1997. This increase was a result of increased income before taxes for the nine months ended September 30, 1998.

Liquidity and Capital Resources

     The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from and the sale of loans, maturing securities and FHLB of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions and competition. Regulations of the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the daily balance of net withdrawal deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 1998, cash and cash equivalents totaled $45.5 million or 12.9% of total assets, and investments available for sale totaled $48.5 million. At September 30, 1998, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $15.0 million.

     As of September 30, 1998, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 1998, under regulations of the OTS, the Bank's tangible, core and risk-based capital ratios were 22.6%, 22.6% and 24.61%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

     The Bank's capital requirements and actual capital under OTS regulations are as follows as of September 30, 1998:

                                                 AMOUNT      % OF ASSETS
                                                 ------      -----------

               GAAP Capital                     $71,074          22.07%
                                                =======          ======
               Tangible Capital:
                     Actual                     $71,030          22.06%
                     Required                     4,830           1.50
                                                -------          ------
                     Excess                     $66,200          20.56%
                                                =======          ======
               Core Capital
                     Actual                     $71,030          22.06%
                     Required                    12,881           4.00
                                                -------          ------
                     Excess                     $58,149          18.06%
                                                =======          ======
               Risk-based Capital:
                     Actual                     $74,130          24.61%
                     Required                    24,093           8.00
                                                -------          ------
                     Excess                     $50,037           15.58%
                                                =======          =======

     At September 30, 1998, the Bank had loan commitments (excluding undisbursed portions of construction loans) of approximately $9.4 million. In addition, at September 30, 1998, the unused portion of lines of credit extended by the Bank was approximately $7.2 million for consumer lines of credit and $21.9 million for commercial lines of credit. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees are for a term of one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 1998, the Bank had $6.7 million of letters of credit outstanding.

Impact of Inflation and Changing Prices

     The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Year 2000

     The Bank began working on its Year 2000 conversion process in 1996 as part of a project to update our information systems to a level that would allow us to compete in the 21st century. As a result, the Bank began a comprehensive review to identify all systems that would be affected, estimated cost projections were determined, and a schedule/plan of action was compiled. The Bank is currently on schedule for having all internal mission critical systems Year 2000 compliant by December 31, 1998, and all third party testing completed by March 31, 1999.

     The Bank's plan of action follows the FFIEC's suggested steps of Awareness, Assessment, Renovation, Validation, and Implementation. The Bank's Progress towards completion of each phase is as follows:

     Awareness Phase - Starting in 1996 senior management assigned Year 2000 responsibility to a team of employees that developed a strategy to address all internal and external systems. Routine periodic reports were furnished to the board of directors and requests to purchase the necessary hardware and software to completely upgrade all systems were approved by the board of directors. In early 1998 the board of directors appointed the Audit Committee, composed completely of outside directors, to monitor the bank's Year 2000 efforts. The Audit Committee meets quarterly or more often if necessary.

     The Bank believes it has completed 100 percent of the awareness stage.

     Assessment Phase - By August of 1997 the Bank believes that all business processes and elements of the Bank's internal information systems and embedded chip systems such as vault locks, heat/air systems, security systems, elevators, and fire alarms had been identified and priorities set. Resource needs were identified, time frames established, and contingency plans were reviewed.

     The Bank believes it has completed 100 percent of the assessment phase.

     Renovation Phase - In 1996 the Bank started to replace all internal hardware and software as necessary to upgrade to a Windows based operating System that would be year 2000 compliant and meet the perceived technological challenges of the future. In 1997 the Bank also started to actively monitor the primary critical systems provider's efforts, BISYS, to renovate their systems to be year 2000 compliant. The Bank has also made efforts to monitor other third party vendors'progress in attaining Year 2000 compliance.

     Management has reviewed all heating/air conditioning, security, vaults, elevators, fire alarm and telephone systems and received assurances from the manufactures that the equipment will function properly in the Year 2000 The renovation of the embedded chip systems was considered complete by management with the $25,000 upgrade to the Company's telephone and voice mail system.

     Internal Hardware - Since in 1996 the Bank has replaced in excess of 92% of its internal hardware. Of the 20 units that have not been replaced 19 have been renovated, validated and implemented. The one remaining unit of internal hardware (imaging controller) that is not Year 2000 compliant is scheduled to be replaced in December 1998. Management estimates that internal hardware Year 2000 compliance is currently 95% complete and will be fully completed by December 1998.

     Internal Software - The Bank has been assured by all appropriate vendors that software utilized in the consumer and commercial lending area as well as the tellering, general ledger, trust, and FedLine areas is Year 2000 compliant. However, the Bank has scheduled the installation of an upgrade to the consumer and commercial lending software in December 1998, an upgrade to a Windows version of FedLine during the first quarter of 1999, and a upgrade to the trust posting software in April 1999. These upgrades will be thoroughly validated prior to replacing the existing Year 2000 compliant software. The Bank has also scheduled a complete upgrade of our mortgage lending application software to a Year 2000, Windows version in early December 1998. In addition, the Bank has received the replacement software that operates the imaging controller. However, this software cannot be installed and tested until the new imaging controller noted above
     is installed in December 1998.   By giving each piece of these mission
     critical software equal weight, Year 2000 internal software renovation is considered by management to be 70% completed at this time.

     Validation Phase - Starting in June of 1998 a systematic testing of all internal computer hardware and software has been conducted by the Bank. All hardware has been tested and replaced or upgraded as needed except for the imaging controller noted above. All software has been validated as year 2000 compliant with the exception of the FedLine software, which is scheduled for validation in November. All software upgrades between now and the year 2000 will be thoroughly tested on the Bank's test bank system prior to replacing existing Year 2000 compliant software.

     Implementation Phase - The Bank's implementation is describe above.

     Third Party Providers - BISYS provides the Bank with main frame services in its teller, general ledger, consumer, commercial, and mortgage lending areas. The Bank has received assurances that BISYS's systems will be Year 2000 compliant by March 31, 1998. The Bank is scheduled to begin a 90-day testing period of the interface between BISYS and Cavalry on November 3,1998. The Bank is currently writing and reviewing test scripts for all deposit and loan transactions. In addition to BISYS, the other third party providers that the Bank believes would impact mission critical systems are its utilities (telecommunications and electric). While both of these entities have indicated that they are working to achieve Year 2000 compliance, neither has provided assurances that service will not be interrupted at the beginning of the new millenium. While loss of power or telephone/data line service would have a major impact on the bank's operations and customers, it should not have a material effect on the bank's results of operations, liquidity and financial condition unless service to the Bank's service area generally is not interrupted. However, the Bank will be addressing contingency plans for these worse case scenarios starting upon completion of all testing with third party providers in the first quarter of 1999.

     Cost - Year 2000 costs are not always easy to separate from upgrades or changes in hardware/software for other reasons. Therefore, the Bank believes some costs disclosed as Year 2000 costs could just as easily have been excluded as replacement costs unrelated to Year 2000 issues. The Bank's estimated Year 2000 related cost for 1996 was $700,000. The
     Bank's estimated Year 2000 related cost of 1997 was $250,000 and the Bank's estimated Year 2000 cost for the first 9 months of 1998 has been $150,000. The Bank currently believes that all major year 2000 expenditures have been made and therefore, estimates that only an additional $150,000 in Year 2000 cost will be incurred over the remaining 15 months. This cost will relate primarily to personnel cost incurred in the validation and implementation phases.

     Contingency Planning - A formal Year 2000 contingency plan has been developed and approved. However, the plan will be reviewed and its focus narrowed to more definitively address worse case scenarios based upon the results of internal and third party provider testing which will be completed in March 1999.

     The costs and completion dates for testing and corrections of Year 2000 problems are based on management's best estimates which were derived utilizing numerous forward looking assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates. Specific factors that might cause such material differences include,but are not limited to, the ability to locate and correct all relevant computer programs, failure of a key third party to meet expectations, availability and cost of key personnel.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1997 to September 30, 1998. However, the OTS results are not yet available for the quarter ended September 30, 1998. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should reviewed in conjunction with the financial statement and notes thereto contained in The
     Company's Annual Report for the fiscal year ended December 31, 1997.


Part II.  Other Information

     Item 1.  Legal Proceedings

          Not applicable

     Item 2.  Changes in Securities and Use of Proceeds

           Not applicable

     Item 3.  Defaults Upon Senior securities

          Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable

     Item 5.  Other Information

          Not applicable

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

(b)  Reports on Form 8-K

     A Form 8-K (dated October 7, 1998) was filed announcing approval from the Office of Thrift Supervision (OTS) to implement a program to repurchase up to 376,913 shares or approximately 5% of its 7.5 million shares outstanding.

     Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CAVALRY BANCORP, INC.


Date: November 10, 1998                       By:
                                               \s\ Ed C. Loughry, Jr.
                                               -------------------------
                                               Ed C. Loughry, Jr.
                                               President and Chief Executive
                                               Officer



Date: November 10, 1998                       By:
                                               \s\ Hillard C. Gardner
                                               --------------------------
                                               Hillard C. Gardner
                                               Senior Vice President and
                                               Chief Financial Office