Form 10-K405
period 1998-12-31
CAVALRY BANCORP INC
filed 1999-03-29
CIK 1049535

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 1998     OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      Commission File Number: 0-23605

                         CAVALRY BANCORP, INC.
______________________________________________________________________________
         (Exact name of registrant as specified in its charter)

          Tennessee                                         62-1721072
____________________________                          _______________________
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation                                          I.D. Number)
 or organization)

114 West College Street,
 Murfreesboro, Tennessee                                       37130
____________________________                          _______________________
 (Address of principal                                      (Zip Code)
   executive offices)

Registrant's telephone number,
 including area code:                                      (615) 893-1234
                                                      ______________________

Securities registered pursuant
to Section 12(b) of the Act:                                    None
                                                      ______________________

Securities registered pursuant                           Common Stock, no par
 to Section 12(g) of the Act:                               value per share
                                                      _______________________
                                                        (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X      NO
                                                     ___        ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
                              ___

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "CAVB" on March 18, 1999, was $144,121,907 (7,161,337 shares at $20.125 per share).
It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders (including the Cavalry Banking Employee Stock Ownership Plan) are affiliates.

                  DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III).

                              PART I
Item 1.  Business
_________________

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

Selected Financial Data

     This information is incorporated by reference from pages 11 and 12 of the 1998 Annual Report to Stockholders ("Annual Report") included herein as
Exhibit 13.

Lending Activities

     General. At December 31, 1998, the Bank's total loans receivable portfolio amounted to $248.5 million, or 68.1% of total assets at that date. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to- four family properties, with such loans amounting to $75.6 million, or 24.8% of the total loans receivable portfolio at December 31, 1998. In addition, the Bank originates construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.


      Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                       At December 31,
                  _______________________________________________________________________________________
                       1998              1997               1996            1995                1994
                  _______________   _______________   _______________   _______________   _______________
                   Amount Percent    Amount Percent    Amount Percent    Amount Percent    Amount Percent
                  _______ _______   _______ _______   _______ _______   _______ _______   _______ _______
                                                  (Dollars in thousands)
Mortgage Loans:
  One- to- four
   family(1)..... $75,554   24.8%   $82,930   32.9%   $81,279   33.1%   $72,302   36.4%   $82,793   43.5%
  Multi-family...   1,125    0.4      1,338    0.5      2,847    1.2      1,705    0.9      2,285    1.2
  Commercial.....  52,516   17.2     39,690   15.8     30,099   12.3     22,140   11.1     16,808    8.8
  Construction...  84,900   27.9     54,666   21.7     61,032   24.9     47,416   23.9     40,261   21.1
  Acquisition
   and
   development...  15,367    5.1     17,011    6.8     18,799    7.7     13,816    6.8      9,962    5.3
                 ________   ____   ________   ____   ________   ____   ________   ____   ________   ____
    Total
     mortgage
     loans....... 229,462   75.4    195,635   77.7    194,056   79.2    157,379   79.1    152,109.  79.9
Consumer Loans:
  Home equity
   lines of
   credit........   3,790    1.2      2,783    1.1      1,964    0.8        941    0.5        228    0.1
  Automobile.....   6,788    2.2      5,028    2.0      3,716    1.5      2,735    1.4      2,144    1.1
  Unsecured......   1,527    0.5      1,684    0.7      1,779    0.7      1,996    1.0      2,129    1.1
  Other secured..  32,792   10.8     23,852    9.5     23,037    9.4     20,982   10.6     22,409   11.8
                 ________   ____   ________   ____   ________   ____   ________   ____   ________   ____
    Total
     consumer
     loans.......  44,897   14.7     33,347   13.3     30,496   12.4     26,654   13.5     26,910   14.1

Commercial
 business loans..  30,213    9.9     22,544    9.0     20,698    8.4     14,771    7.4     11,451    6.0
                 ________   ____   ________   ____   ________   ____   ________   ____   ________   ____

    Total loans.. 304,572  100.0%   251,526  100.0%   245,250  100.0%   198,804  100.0%   190,470  100.0%
                           =====             =====             =====             =====             =====

Less:
  Undisbursed
   portion of
   loans in
   process.......  52,098            30,178            36,573            32,615            21,228
  Net deferred
   loan fees.....     773               710               701               560               533
  Allowance for
   loan losses...   3,231             2,804             2,123             1,997             1,776
                 ________          ________          ________          ________          ________

    Total loans
     receivable,
     net.........$248,470          $217,834          $205,853          $163,632          $166,933
                 ========          ========          ========          ========          ========
       _______
       (1)  Includes loans held-for-sale.


     One- to- Four Family Real Estate Lending. Historically, the Bank has concentrated its lending activities on the origination of loans secured by first mortgage loans on existing one- to- four family residences located in its primary market area. At December 31, 1998, $75.6 million, or 24.8% of the Bank's total loan portfolio, consisted of such loans. The Bank originated $159.3 million, $80.0 million and $73.1 million of one- to- four family residential mortgage loans during the years ended December 31, 1998, 1997 and 1996, respectively.

     Generally, the Bank's fixed-rate one- to- four family mortgage loans have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank's fixed- rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     The Bank also originates ARM loans at rates and terms competitive with market conditions. At December 31, 1998, $57.5 million, or 18.9% of the Bank's gross loan portfolio, were subject to periodic interest rate adjustments. The Bank originates for its portfolio ARM loans which provide for an interest rate which adjusts every year or which is fixed for one, three or five years and then adjusts every year after the initial period. Most of the Bank's one-year, three- year and five-year ARMs adjust every year after the initial fixed rate period based on the one year Treasury constant maturity index. The Bank's ARMs are typically based on a 30-year amortization schedule. The Bank qualifies the borrowers on its nonconforming ARM loans (i.e., loans not originated in conformity with standards that would permit the loans to be sold in the secondary market) based on the initial rate. The Bank qualifies the borrowers on its conforming ARM loans based on the maximum note interest rate during the second year of the loan. A one-year ARM loan that is originated according to FHLMC secondary market standards may be converted to a fixed-rate loan within five years of the origination date. ARM loans that are not saleable to the FHLMC are not permitted to be converted to fixed rate loans. The Bank does not offer deep discount or "teaser" rates. The Bank's current ARM loans do not provide for negative amortization. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 5% to 6%, respectively.

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

     At December 31, 1998, the composition of the Bank's construction loan portfolio was as follows:

                                     Outstanding            Percent of
                                      Balance(1)              Total
                                    ______________         ___________
                                    (In thousands)
Residential:
 Speculative construction............  $44,230               44.11%
 Pre-sold construction...............   17,447               17.40
 Construction/permanent..............   13,967               13.93
Commercial and multi-family..........   24,623               24.56
                                      ________              ______
 Total............................... $100,267              100.00%
                                      ========              ======
____________________
(1) Includes loans in process.

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 130 local builders, many of whom may have only one or two speculative loans outstanding from the Bank. The Bank considers approximately 25 builders as core borrowers with several speculative loans outstanding at any one time. Rather than originating lines of credit to home builders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with interest rates ranging from 0.5% to 2.0% above the prime lending rate, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. At December 31, 1998, the Bank had 19 borrowers each with aggregate outstanding speculative loan balances of more than $500,000, all of which were performing according to their respective terms and the largest of which amounted to $1.0 million.

     Unlike speculative construction loans, pre-sold construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Bank or another lender. Pre-sold construction loans are generally originated for a term of 12 months, with adjustable interest rates ranging from0.5% to 1.0% above the prime lending rate, and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or cost, whichever is less. At December 31, 1998, the largest outstanding pre-sold construction loan had an outstanding balance of $344,000 and was performing according to its terms.

     Construction/permanent loans are originated to the home owner rather than the home builder. The construction phase of a construction/permanent loan generally lasts 12 months and the interest rate charged is generally 7.25% to 8.25%, fixed, and with loan-to-value ratios of 80% (or up to 95% with private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less. At the completion of construction, the Bank may either originate a fixed-rate mortgage loan or an ARM loan. See "-- Lending Activities -- One- to- Four Family Real Estate Lending." At December 31, 1998, the largest outstanding construction/permanent loan had an outstanding balance of $612,000 and was performing according to its terms.

     To a lesser extent, the Bank also provides construction financing for non- residential properties (i.e., multi-family and commercial properties). At December 31, 1998, such construction loans amounted to $6.3 million.

     Construction loans up to $500,000 may be approved by any two members of the Bank's seven member Loan Committee. All construction loans over $1,000,000 must be approved by the Board of Directors. See "-- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an appraiser approved by the Board of Directors inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, analyzes the pro forma data and assumptions on the project. In the case of a speculative or pre-sold construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires that the borrower use its own funds to maintain the original loan-to-value ratio.

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

     Acquisition and Development Lending. The Bank originates acquisition and development loans for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale for residential housing construction. At December 31, 1998, the Bank had land A&D loans with aggregate approved commitments of $15.4 million, of which an aggregate of $11.4 million was outstanding. At December 31, 1998, the largest land A&D loan had an outstanding balance of $1.5 million and was performing according to its terms. All of the land A&D loans are secured by properties located in the Bank's primary market area.

     Land A&D loans are usually repaid through the sale of the developed land. However, the Bank believes that its land A&D loans are made to individuals with, or to corporations the principals of which possess, sufficient personal financial resources out of which the loans could be repaid, if necessary.

     Land A&D loans are secured by a lien on the property, made for a two year term, and with an interest rate that adjusts with the prime rate. The Bank requires monthly interest payments during the term of the land A&D loan.
After the expiration of the two year term, the loan is reevaluated, adjusted and/or extended as a fixed or adjustable rate loan. In addition, the Bank obtains personal guarantees from the principals of its corporate borrowers.
At December 31, 1998, the Bank did not have any nonaccruing land A&D loans.

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

     Commercial Real Estate Lending. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 1998, $52.5 million, or 17.2% of the Bank's total loan portfolio, consisted of loans secured by existing commercial real estate properties. The majority of the Bank's commercial real estate properties are secured by small businesses, retail properties and churches located in the Bank's primary market area.

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

     The average size of a commercial real estate loan in the Bank's portfolio is approximately $100,000 to $200,000. Commercial real estate loans are generally structured with fixed rates of interest and terms of three to five years based on amortization schedules of 15 to 20 years. At December 31, 1998,the largest commercial real estate loan had an outstanding balance of $2.0 million.

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

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Commercial Business Lending. The Bank's commercial business lending activities focuses primarily on small to medium size businesses owned by individuals well known to the Bank and who reside in the Bank's primary market area. At December 31, 1998, commercial business loans amounted to $30.2 million, or 9.9% of total loans.

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

     At December 31, 1998, the largest commercial business loan to an unaffiliated borrower was a $1.0 million line of credit secured by marketable securities, with no outstanding balance at that date. At December 31, 1998, the largest commercial business loan with an outstanding balance had a balance of $219,000 and was secured by a tour bus. Such loan was performing according to its terms at December 31, 1998.

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

     Consumer Lending. The Bank originates a variety of consumer loans that generally have shorter terms to maturity and higher interest rates than residential mortgage loans. At December 31, 1998, the Bank's consumer loans totaled $44.9 million, or 14.7%, of the Bank's loans receivable. The Bank's consumer loans consist primarily of home equity lines of credit, automobile loans, and a variety of other secured loans, a substantial portion of which are secured by junior mortgages on real estate. To a substantially lesser extent, the Bank also originates unsecured consumer loans.

     The Bank anticipates that it will continue to be an active originator of consumer loans. Factors that may affect the ability of the Bank to increase its originations in this area include the demand for such loans, interest rates and the state of the local and national economy. Consumer loans accounted for 12.8%, 11.9% and 9.5% of the Bank's total loan originations in the fiscal years ended December 31, 1998, 1997 and 1996, respectively.

     The Bank offers open-ended home equity lines of credit secured by a second mortgage on the borrower's primary residence. These lines of credit have an interest rate that is one to two percentage points above the prime lending rate, as published in The Wall Street Journal, which adjusts monthly. The majority of the approved lines of credit at December 31, 1998 were less than $50,000. At December 31, 1998, approved lines of credit totaled $8.1 million, of which $3.8 million was outstanding.

     At December 31, 1998, the Bank's automobile loan portfolio amounted to $6.8 million, or 2.2%, of total loans at such date, a substantial portion of which were secured by used automobiles. The maximum term for the Bank's automobile loans is 60 months. The Bank generally lends up to 80% to 90% of the purchase price of the automobile. The Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. The Bank does not engage in indirect automobile lending.

     The Bank's consumer loan portfolio also includes other consumer loans secured by a variety of collateral, such as recreational vehicles, boats, motorcycles, deposit accounts and, in many instances, junior mortgages on real estate. Such other secured consumer loans were $32.8 million, or 10.8% of total loans, at December 31, 1998.

     At December 31, 1998, unsecured consumer loans amounted to $1.5 million, or 0.5% of total loans. Unsecured loans are made for a term up to 24 months with fixed rates of interest and are offered primarily to existing customers of the Bank. Included in the unsecured consumer loan portfolio are credit card loans with an aggregate outstanding balance of $391,000 at December 31, 1998. Approved credit card lines totaled $1.7 million at December 31, 1998. The Bank is a VISA and MASTERCARD card issuer. The Bank does not actively solicit credit card business beyond its customer base and market area and has not engaged in mailing of pre-approved credit cards. The rate currently charged by the Bank on its credit card loans is the prime rate, as published in The Wall Street Journal, plus 6.9%, and the Bank is permitted to change the interest rate quarterly.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 1998, the Bank had $33,000 of consumer loans accounted for on a nonaccrual basis.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds and do not reflect the deduction for unearned discounts, unearned income and allowance for loan losses.

                            After     After
                            One Year  3 Years    5 Years
                   Within   Through   Through    Through    After
                  One Year  3 Years   5 Years   10 Years   10 Years    Total
                  ________  _______   ________  ________   ________   _______
                                    (In thousands)
Mortgage loans:
 Residential......$ 8,427   $11,647   $14,521   $13,651    $28,433   $ 76,679
 Construction..... 40,503     7,523        --        --        143     48,169
 Commercial....... 17,158     9,766    20,512     2,694      2,386     52,516
 Consumer and
  other loans..... 10,970    13,730     7,212       205     12,780     44,897
 Commercial
  business loans.. 12,119     6,027     3,667       202      8,198     30,213
                  _______   _______   _______   _______    _______   ________
   Total..........$89,177   $48,693   $45,912   $16,752    $51,940   $252,474
                  =======   =======   =======   =======    =======   ========

     The following table sets forth the dollar amount of all loans due after December 31, 1999, which have fixed interest rates and have floating or adjustable interest rates.

                                      Fixed        Floating or
                                      Rates     Adjustable Rates
                                     _______    _________________
                                         (In thousands)
Mortgage loans:
 Residential........................ $11,403        $56,849
 Construction.......................      --          7,666
 Commercial.........................  34,785            573
 Consumer and other loans...........  29,788          4,139
 Commercial business loans..........  14,667          3,427
                                     _______        _______
   Total............................ $90,643        $72,654
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

     Loan approval authority varies based on loan type. Construction loans and acquisition and development loans up to $500,000 may be approved by any two members of the Bank's seven member Loan Committee, while loans over $1,000,000 must be approved by the Board of Directors. One- to- four family residential mortgage loans up to $500,000 originated to be held in portfolio may be approved by any two members of the Loan Committee, while loans over
$1,000,000 must be approved by the Board of Directors.   One- to- four family
residential mortgage loans that are originated for sale to investors and that are underwritten to the investor's specifications may be approved by any member of the Loan Committee up to FHLMC loan limits. Consumer and commercial business loans may be approved by loan officers individually or in combination with other loan officers within dollar limits specified by the Loan Committee. These dollar limits range from $5,000 to $50,000 for unsecured loans and from $15,000 to $1,000,000 for secured loans. The maximum approval authority for an individual loan officer is $250,000 for unsecured loans and $500,000 for secured loans. All unsecured consumer and commercial business loans over $250,000, and all secured consumer and commercial business loans over $1,000,000, must be approved by the Board of Directors. Each approved loan, regardless of type, is reviewed by the Bank's quality control personnel to insure that proper approval was received.

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

     When conventional loans are sold, the Bank retains the responsibility for servicing the loans, including collection and remitting mortgage loans payments, accounting for principal and interest and holding and disbursing escrow or impound funds for real estate taxes and insurance premiums. The Bank receives a servicing fee for performing these services for others. The Bank's servicing portfolio amounted to $124.9 million at December 31, 1998. The Bank is generally paid a fee equal to 0.25% of the outstanding principal balance for servicing sold loans. Loan servicing income totalled $264,000, $387,000 and $447,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Bank earns late charges collected from delinquent customers whose loans are serviced by the Bank. The Bank is allowed to invest escrow impounds (funds collected from mortgage customers for the payment of property taxes and insurance premiums on mortgaged real estate) until they are disbursed on behalf of mortgage customers, but is not required to pay interest on these funds. At December 31, 1998, borrowers' escrow funds amounted to $237,000.

     Historically, the Bank has not been an active purchaser of loans or participation interests in loans.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                          Year Ended December 31,
                                __________________________________________
                                  1998             1997              1996
                                  ____             ____              ____
                                             (In thousands)

Loans originated:
 Mortgage loans:
  One- to- four family..........$159,259        $ 80,021          $ 73,075
  Multi-family..................      --              --                --
  Commercial....................  19,118           9,086             9,700
  Construction..................  80,150          74,122            78,901
  Land..........................  11,624           3,091            10,341
 Consumer.......................  49,253          28,649            22,625
 Commercial business loans......  65,046          46,436            41,222
                                 _______         _______           _______
  Total loans originated........ 384,450         241,405           235,864

Loans purchased:
 One- to- four family...........      --              --             3,947
                                 _______         _______           _______
 Total loans originated
  and purchased................. 384,450         241,405           239,811

                        (table continued on following page)

                                          Year Ended December 31,
                                 __________________________________________
                                   1998            1997             1996
                                   ____            ____             ____
                                               (In thousands)
Loans sold:
 Whole loans sold.............. (120,761)        (70,511)          (71,235)
                                 _______          ______            ______
 Total loans sold.............. (120,761)        (70,511)          (71,235)

Mortgage loan principal
 repayments.................... (115,563)        (92,500)          (81,711)

Other loan
 principal repayments..........  (95,080)        (70,388)          (50,101)

Increase (decrease)
 in other items, net...........  (22,410)          3,975             5,457
                                  ______          ______            ______
Net increase (decrease) in
 loans, net....................  $30,636         $11,981           $42,221
                                 =======         =======           =======

     Loan Commitments and Letters of Credit. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. At December 31, 1998, the Bank had no loan commitments (excluding undisbursed portions of interim construction loans of $52.1 million) and unused lines of credit of $30.6 million. See Note 16 of Notes to the Consolidated Financial Statements contained in the Annual Report.

     As an accommodation to its commercial business borrowers, the Bank issues standby letters of credit or performance bonds in favor of entities, usually municipalities, for whom the Bank's borrowers are performing work or other services. At December 31, 1998, the Bank had an outstanding standby letter of credit of $7.2 million that was issued primarily to municipalities as performance bonds. See Note 16 of Notes to the Consolidated Financial Statements contained in the Annual Report.

     Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modification, late payments and for miscellaneous service related to its loan. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized $1.2 million, $1.1 million and $1.2 million of deferred loan fees during the years ended December 31, 1998, 1997 and 1996, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     The Bank also earns fee income on loans serviced for others. Loan servicing fees for the year ended December 31, 1998 and 1997 amounted to $264,000 and $387,000, respectively. At December 31, 1998, the Bank serviced loans for others totalling $124.9 million. See Note 5 of Notes to the Consolidated Financial Statements contained in the Annual Report.

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

    The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                 At December 31,
                                  __________________________________________
                                  1998      1997      1996     1995     1994
                                  ____      ____      ____     ____     ____
                                          (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Mortgage loans:
   One- to- four family..........$ 74      $ 73      $  9      $ 37     $204
   Construction..................  --        68        --        --       --
   Commercial....................  --        --        --        --       61
 Consumer loans (automobile).....  32         9        42        70      108
   Other.........................   1        --        --        --       --
                                 ____      ____      ____      ____     ____
      Total...................... 107       150        51       107      373

Accruing loans which
  are contractually
  past due 90 days or more.......  66        98        --        --       --

Total of nonaccrual and 90 days
  past due loans................. 173       248        51       107      373
                                 ____      ____      ____      ____     ____

Real estate owned................  80        --        --        --       95
                                 ____      ____      ____      ____     ____

    Total nonperforming assets...$253      $248      $ 51      $107     $468
                                 ====      ====      ====      ====     ====

Restructured loans...............$ --      $ --      $ --      $ --     $ 95
                                 ====      ====      ====      ====     ====

Nonaccrual and 90 days
  or more past due loans
  as a percentage of loans
  receivable, net................0.07%     0.11%     0.02%     0.07%    0.22%
Nonaccrual and 90 days
  or more past due loans as
  a percentage of total assets...0.05%     0.09%     0.02%     0.05%    0.18%

Nonperforming assets as a
  percentage of total assets.....0.07%     0.09%     0.02%     0.05%    0.22%

     Interest income that would have been recorded for the year ended December 31, 1998 had nonaccruing loans been current in accordance with their original terms would have amounted to $12,400. No interest was included in interest income on such loans for the year ended December 31, 1998.

     Real Estate Owned. See Note 1 of Notes to the Consolidated Financial Statements contained in the Annual Report for a discussion of the accounting treatment of real estate owned. At December 31, 1998, the Bank had one property included in real estate owned which consisted of a $80,000 single family house.

     Restructured Loans. Under GAAP, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Bank did not have any restructured loans at December 31, 1998.

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

     The aggregate amounts of the Bank's classified and special mention assets were as follows:

                                              At December 31,
                                          ___________________
                                            1998         1997
                                          _______     _______
                                            (In thousands)

Loss..................................... $   --      $   --
Doubtful.................................      8          11
Substandard assets.......................  1,411       1,347
Special mention..........................     --          --

     At December 31, 1998, substandard assets consisted of one real estate owned property totalling $80,000, 11 one- to- four family mortgage loans totalling $644,000, 31 consumer loans totalling $359,000, and three commercial loans totalling $328,000. Doubtful loans consisted of one consumer loan of $8,000. See Note 5 to the Consolidated Financial Statements for further discussion.

     Allowance for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

     In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general
                                        13
economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

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

     At December 31, 1998, the Bank had an allowance for loan losses of $3.2 million. Management believes that the amount maintained in the allowances at December 31, 1998 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's gross allowance for possible loan losses for the periods indicated.

                                          Year Ended December 31,
                               _____________________________________________
                                1998      1997      1996      1995      1994
                               ______    ______    ______    ______   ______
                                       (Dollars in thousands)

Allowance at
 beginning of period........   $2,804    $2,123    $1,997    $1,776   $1,681
Provision for loan losses...      452       700       120        80      113
Recoveries:
 Mortgage loans:
  One- to- four family......       --        --        14         8        8
  Multi-family..............       --        --        --        68       26
  Commercial................       --        --         1       101        7
  Construction..............       --        --        --         3       --
 Consumer loans:
  Automobiles...............        8        23        --        --       --
  Unsecured.................       --         5       191        --       --
  Other.....................       21         1        12        12       17
 Commercial business loans..       --         1        --        --        1
                               ______    ______    ______    ______   ______
   Total recoveries.........       29        30       218       192       59

Charge-offs:
 Mortgage loans:
  One- to- four family......       --        --        10        --       54
  Construction..............       --        --        --         6       --
 Consumer loans:
  Home equity lines of
    credit..................       --        --        --        --       --
  Automobile................       16        40        --         4       --
  Credit card...............        5         1        --        --       --
  Unsecured.................       --                 196        --       --
  Other.....................       33         5         6        34       23
 Commercial business loans..       --         3        --         7       --
                               ______    ______    ______    ______   ______
   Total charge-offs........       54        49       212        51       77
                               ______    ______    ______    ______   ______
   Net recoveries
     (charge-offs)..........      (25)      (19)        6       141      (18)
                               ______    ______    ______    ______   ______
    Allowance at
     end of period..........   $3,231    $2,804    $2,123    $1,997   $1,776
                               ======    ======    ======    ======   ======

Allowance for loan losses as
 a percentage of total loans
 outstanding at the end
 of the period..............     1.06%     1.11%     0.87%     1.00%    0.93%

Net (charge-offs) recoveries
 as a percentage of average
 loans outstanding
 during the period..........   (0.01)%   (0.01)%      --%     0.09%   (0.01)%

Allowance for loan losses
 as a percentage of
 nonperforming loans at
 end of period ............. 3,019.63% 1,130.65% 4,162.75% 1,866.36%  476.14%


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

                                                          At December 31,
                      _________________________________________________________________________________
                             1998             1997            1996            1995             1994
                      _______________ _______________  ______________  _______________  _______________
                             Percent            Percent         Percent          Percent          Percent
                            of Loans           of Loans        of Loans         of Loans         of Loans
                               in                in              in               in                in
                            Category           Category        Category         Category         Category
                               to                to              to               to                to
                               Total            Total           Total            Total            Total
                      Amount   Loans   Amount   Loans   Amount  Loans    Amount  Loans   Amount   Loans
                      ______   _____   ______   _____   ______  _____    ______  _____   ______   _____
                                                       (Dollars in thousands)
Mortgage loans:
 One-to-
 four family........  $  378    24.8%  $  415    32.9%  $  122   33.1%   $  108   36.4%  $  124    43.5%
 Multi-family.......       6     0.4       20     6.5        4    1.2         3    0.9        3     1.2
 Commercial.........     788    17.2      595    15.8      301    2.3       221   11.1      168     8.8
 Construction.......     492    27.9      367    21.7      245   24.9       148   23.9      190    21.1
 Land...............     231     5.1      255     6.8      188    7.7       138    6.8      100     5.3

Consumer loans:
 Home equity
  lines of credit...      57     1.2       42    1.1        25    0.8         9    0.5        2     0.1
 Automobile.........     102     2.2       75    2.0        46    1.5        27    1.4       21     1.1
 Credit cards.......       6     0.1        3    0.1        --    --         --     --       --      --
 Loans secured by
  deposit accounts..      --     --        --     --        --     --         1     --         1    0.2
 Unsecured..........      17    0.4        22    0.6        22    0.7        20    1.0        20    1.1
 Other secured......     453   10.8       358    9.5       288    9.4       209   10.6       209   11.6
Commercial
 business loans.....     338    9.9       338    9.0       259    8.4       148    7.4       148    6.0
Unallocated.........     363    N/A       314    N/A       623    N/A       965    N/A       790    N/A
                      ______  _____    ______  _____    ______  _____     _____  _____    ______  _____
   Total allowance
    for loan losses.  $3,231  100.0%   $2,804  100.0%   $2,123  100.0%   $1,997  100.0%   $1,776  100.0%
                      ======  =====    ======  =====    ======  =====   ======  =====     ======  =====


Investment Activities

     The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Cincinnati, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," contained in the Annual Report.

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

                                           At December 31,
                    __________________________________________________________
                            1998               1997                1996
                    __________________  _________________  ___________________
                               Percent            Percent              Percent
                    Amortized     of    Amortized   of     Amortized     of
                      Cost(1)   Total     Cost(1)  Total     Cost(1)    Total
                    _________   _____   _________  _____   _________    _____
                                        (In thousands)

Held to Maturity:

Debt Securities:
 U.S. Treasury
  obligations.........$    --      --%    $ 1,000    6.8%    $ 7,005    65.82%
 U.S. Government
  agency obligations..     --      --         700    4.76        700     6.58
Mortgage-backed
  securities..........    959    1.95       1,301    8.84      1,419    13.33
FHLB stock............  1,751    3.56       1,631   11.09      1,519    14.27
                      _______    ____     _______   _____    _______   ______
Total held to
  maturity
  securities..........  2,710    5.51       4,632   31.49     10,643   100.00
                      _______    ____     _______   _____    _______   ______

Available
 for Sale:

Debt Securities:
 U.S. Treasury
  obligations........      --      --       3,039   20.66         --       --
 U.S. Government
  agency obligations.  46,505   94.49       7,038   47.85         --       --
                      _______  ______     _______  ______    _______   ______
  Total available
    for sale
    securities.......  46,505   94.49      10,077   68.51         --       --
                      _______  ______     _______  ______    _______   ______

Total portfolio...... $49,215  100.00%    $14,709  100.00%   $10,643   100.00%
                      =======  ======     =======  ======    =======   ======

                            (footnotes on following page)

________
(1) The market value of the investment portfolio amounted to $49.3 million, $14.7 million and $10.6 million at December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the market value of the principal components of the Bank's investment securities portfolio was as follows: U.S. Government securities, $46.5 million; mortgage-backed securities, $963,000; and FHLB, $1.8 million.

     The following table sets forth the maturities and weighted average yields of the debt and mortgage-backed securities in the Bank's investment securities portfolio at December 31, 1998.

                        Less Than        One to     Over Five to    Over Ten
                        One Year       Five Years    Ten years       Years
                     _____________  _____________ _____________ _____________
                     Amount  Yield  Amount  Yield Amount  Yield Amount  Yield
                     ______  _____  ______  _____ ______  _____ ______  _____
                                       (Dollars in thousands)
Held to Maturity:

Debt Securities:
 U.S. Government
  agency
  obligations.......$    --     --%  $   --    --%  $ --    --%  $ --     --%
 Mortgage-backed
  securities........     23   6.95      120  6.95    202  6.96    614   6.98
 FHLB stock.........    316   7.14    1,435  7.14     --    --     --     --
                    _______   ____   ______  ____   ____  ____   ____   ____
 Total held
  to maturity
  securities........    339   7.13    1,555  7.13    202  6.96    614   6.98
                    _______   ____   ______  ____   ____  ____   ____   ____
Available for Sale:

Debt Securities:
 U.S. Government
  agency
  obligations......  46,505   5.33       --    --     --    --     --     --
                    _______   ____   ______  ____   ____  ____   ____   ____
 Total available
  -for-sale
  securities.......  46,505   5.33       --    --     --    --     --     --
                    _______   ____   ______  ____   ____  ____   ____   ____
Total portfolio.... $46,844   5.34%  $1,555  7.13%  $202  6.96%  $614   6.98%
                    =======   ====   ======  ====   ====  ====   ====   ====

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB-Cincinnati may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 1998, the Bank had no other borrowing arrangements.

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

     The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at December 31, 1998.

Weighted
Average                                                            Percentage
Interest   Original                             Minimum            of Total
Rate        Term        Category                 Amount   Balance   Deposits
____        ____        ________                 ______   _______   ________
                                  (In thousands)

1.00%  --               NOW Accounts             $1,000   $35,628    15.70%
1.72   --               Savings Accounts            100    13,591     5.99
4.06   --               Money Market Accounts     5,000    52,466    23.12

        Certificates of Deposit
        _______________________

3.21   32 to 89 Days    Fixed-term, Fixed Rate    1,000       154     0.07
4.02   90 to 181 Days   Fixed-term, Fixed Rate    1,000     1,158     0.51
4.73   182 to 364 Days  Fixed-term, Fixed Rate    1,000    23,729    10.46
5.31   12 Months        Fixed-term, Adjustable
                          Rate                    1,000     1,800     0.79
4.76   18 Months        Floating Rate IRA           250       465     0.20
5.21   12 to 18 Months  Fixed-term, Fixed Rate    1,000    32,916    14.50
5.30   18 to 23 Months  Fixed-term, Fixed Rate    1,000       704     0.30
5.11   18 Months        Fixed Rate IRA              250     8,125     3.58
7.57   21 Months        Fixed-term, Fixed Rate    1,000         4       --
5.46   24 to 35 Months  Fixed-term, Fixed Rate    1,000     9,463     4.17
5.43   36 to 47 Months  Fixed-term, Fixed Rate    1,000     1,511     0.67
5.46   48 to 59 Months  Fixed-term, Fixed Rate    1,000       127     0.06
5.73   60+ Months       Fixed-term, Fixed Rate    1,000    12,497     5.51
5.57   2 Years          Fixed-term, Adjustable
                          Rate                    1,000     5,151     2.27
5.57   3 to 60 Months   Fixed-term, Fixed Rate  100,000    27,455    12.10

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 1998. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity Period                              Amount
_______________                              ______
                                         (In thousands)

Three months or less....................... $ 5,423
Over three through six months..............  10,512
Over six through twelve months.............   8,086
Over twelve months.........................   3,434
                                            _______
    Total.................................. $27,455
                                            =======

Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                                     At December 31,
                 ________________________________________________________________________________________
                           1998                          1997                         1996
                 ____________________________  ____________________________  ____________________________
                          Percent                       Percent                      Percent
                            of      Increase              of      Increase              of      Increase
                 Amount    Total   (Decrease)  Amount    Total   (Decrease)  Amount    Total   (Decrease)
                 ______    _____   __________  ______    _____   __________  ______    _____   __________
                                          (Dollars in thousands)
Non-
 interest-
 bearing........$ 39,088   14.69%   $13,237   $ 25,851   10.41%   $ 6,007   $ 19,844   9.25%    $   (31)
NOW checking....  35,628   13.39      4,075     31,553   12.71      3,817     27,736   12.93      3,410
Passbook
 savings
 accounts.......  13,591    5.11     (1,648)    15,239    6.14       (567)    15,806    7.37     (1,422)
Money market
 deposit........  52,466   19.72      9,723     42,743   17.22     14,244     28,499   13.28      8,054
Fixed-rate
 certificates
 which mature
 in the year
 ending:
  Within 1 year.  99,565   37.43     (9,916)   109,481   44.10     17,377     92,104   42.93      4,453
  After 1 year,
   but within
   2 years.....   15,475    5.82     (1,063)    16,538    6.66     (5,948)    22,486   10.48      8,654
  After 2 years,
   but within
   5 years.....   10,219    3.84      3,357      6,862    2.76     (1,192)     8,054    3.75     (5,290)
  Thereafter...       --      --         --         --      --         (4)         4    0.01        (29)
                ________    _____    _______   ________  ______    _______   ________  ______    _______

     Total..... $266,032    100.0%   $17,765   $248,267  100.00%   $33,734   $214,533  100.00%   $17,799
                ========    =====    =======   ========  ======    =======   ========  ======    =======




     Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

                                   At December 31,
                       ________________________________________
                       1998              1997              1996
                       ____              ____              ____
                               (Dollars in thousands)

0.00 - 1.99%...... $    202          $     --          $    673
2.00 - 3.99%......      862                65                93
4.00 - 4.99%......   31,101             3,097            28,995
5.00 - 5.99%......   71,039            86,058            59,373
6.00 - 6.99%......   21,724            43,305            32,937
7.00% and over....      331               356               578
                   ________          ________          ________
Total............. $125,259          $132,881          $122,649
                   ========          ========          ========

     Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by maturities at December 31, 1998.

                                          Amount Due
                 ___________________________________________________
                                       After      After
                             One to    Two to     Three
                 Less Than   Two       Three      to Four    After
                 One Year    Years     Years      Years      4 Years    Total
                 ________    _____     _____      _____      _______    _____
                                      (Dollars in thousands)

0.00 - 1.99%....$   202   $     --   $     --   $     --   $     --  $    202
2.00 - 3.99%....    862         --         --         --         --       862
4.00 - 4.99%.... 28,632      2,083        116         13        257    31,101
5.00 - 5.99%.... 56,661     10,026      1,244      1,069      2,039    71,039
6.00 - 6.99%.... 13,004      3,239        145      2,071      3,265    21,724
7.00% and over..    204        127         --         --         --       331
                _______   ________   ________   ________   ________  ________
Total.......... $99,565   $ 15,475   $  1,505   $  3,153   $  5,561  $125,259
                =======   ========   ========   ========   ========  ========

     Deposit Activity. The following table set forth the savings activity of the Bank for the periods indicated.

                                         Year Ended December 31,
                                  _________________________________________
                                  1998             1997                1996
                                  ____             ____                ____
                                              (In thousands)

Beginning balance.............. $248,267          $214,533           $196,734
                                ________          ________           ________
Net deposits (withdrawals)
  before interest credited.....   14,075            30,832             15,025
Interest credited..............    3,690             2,902              2,774
                                ________          ________           ________
Net increase (decrease)
 in deposits...................   17,765            33,734             17,799
                                ________          ________           ________
Ending balance................. $266,032          $248,267           $214,533
                                ========          ========           ========

     Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the FHLB-Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Cincinnati functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Cincinnati, the Bank is required to own capital stock in the FHLB-Cincinnati and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 1998, the Bank did not have any advances outstanding from the FHLB-Cincinnati.

     The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

                                                 At or For the
                                             Year Ended December 31,
                                          ___________________________
                                          1998        1997       1996
                                          ____        ____       ____
                                            (Dollars in thousands)

Maximum amount of FHLB advance
  outstanding at any month end..........$  --        $  --      $5,000

Approximate average FHLB advance
  outstanding...........................   --           --       5,000

Approximate weighted average rate paid
 on FHLB advances.......................   --%          --%      5.67%

Trust Department

     The OTS granted trust powers to the Bank on December 13, 1991. The Bank is one of the few banks in the Bank's primary market area providing a broad range of trust services. These services include acting as trustee under a living trust, a Standby Trust or Testamentary Trust; acting as personal representative; agency services, including custody accounts, agent for the trustee, and agent for the personal representative; and trustee and agent services for accounts subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In addition to providing fiduciary and investment advisory services, the Bank provides employee benefit
services, such as Self-Directed Individual Retirement Accounts ("IRAs").   At
December 31, 1998, trust assets under management totalled approximately $242.9 million.

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

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. The Bank, as a member of the FHLB-Cincinnati, is required to acquire and hold shares of capital stock in the FHLB-Cincinnati in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Cincinnati. The Bank is in compliance with this requirement with an investment in FHLB-Cincinnati stock of 1.8 million at December 31, 1998.
Among other benefits, the FHLB-Cincinnati provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB- Cincinnati.

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

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or
(iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

     On September 20, 1996, the Deposit Insurance Funds Act ("DIF Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As a result of the DIF Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ration in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interests on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur until the earlier of December 31, 1999, or the date the BIF and SAIF are merged.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

     Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations, mortgage-backed securities and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plusshort-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Prompt Corrective Action. The FDIA requires each federal banking agency to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio hat is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     The FDIA also provides that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 5 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At December 31, 1998, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Bank met the test and its QTL percentage was 75.76%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the Bank is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order o comply with the capital requirements. The Company is not subject to any minimum capital requirements.

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

     The risk-based capital regulation assigns each balance sheet asset held by savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off- balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

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

     The following table presents the Bank's regulatory capital compliance as of December 31, 1998.

                                                          Percent of
                                                        Adjusted Total
                                             Amount        Assets(1)
                                             ______        _________
                                             (Dollars in thousands)

Tangible capital........................... $72,272          21.16%
Minimum required tangible capital..........   5,123           1.50
                                            _______          _____
Excess..................................... $67,149          19.66%
                                            =======          =====

Core capital............................... $72,272          21.16%
Minimum required core capital(2)...........  10,245           3.00
                                            _______          _____
Excess..................................... $62,027          18.16%
                                            =======          =====

Risk-based capital(3)...................... $75,503          24.12%
Minimum risk-based capital requirement.....  25,040           8.00
                                            _______          _____
Excess..................................... $50,463          16.12%
                                            =======          =====
_________________
(1) Based on adjusted total assets of $341.5 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $313.0 million for purposes of the risk-based capital requirement.
(2) The current OTS core capital requirement for savings associations is 3% of total adjusted assets. The OTS has proposed core capital requirements that would require a core capital ratio of 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness and a core capital ratio of 4% to 5% for all other thrifts.
(3) Percentage represents total core and supplementary capital divided by total risk-weighted assets.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1998, the Bank's limit on loans to one borrower was $29.5 million. At December 31, 1998, the Bank's largest aggregate amount of loans to one borrower was $9.0 million, all of which were performing according to their terms.

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

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC- insured banks. The Bank has not been significantly affected by the rules regarding transactions with affiliates.

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

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 12, 1988). The Bank has no post-1987 reserves subject to recapture. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

Competition

     The Bank faces intense competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area, and other financial institutions such as brokerage firms and insurance companies. As of December 31, 1998, there were 11 commercial banks and no other thrifts operating in Rutherford and Bedford Counties, Tennessee. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Subsidiary Activities

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. As of December 31, 1998, the Bank had no service corporation subsidiaries.

Personnel

     As of December 31, 1998, the Bank had 145 full-time employees and 47 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Item 2.  Properties
___________________

     The following table sets forth certain information regarding the Bank's offices at December 31, 1998, all of which are owned except as noted.


                                         Year       Approximate
Location                                Opened    Square Footage     Deposits
________                                ______    ______________    __________
Main Office:                                                           (In
                                                                    thousands)

114 W. College Street                    1974         32,385        $175,624
Murfreesboro, Tennessee 37130

Branch Offices:

1745 Memorial Boulevard                  1984          1,925           8,841
Murfreesboro, Tennessee 37129

1645 N.W. Broad Street                   1995          1,500           8,633
Murfreesboro, Tennessee 37130

123 Cason Lane (1)                       1997          1,967          16,459
Murfreesboro, Tennessee 37130

604 N. Main Street                       1958          1,500          18,152
Shelbyville, Tennessee 37160

269 S. Lowry Street                      1972          3,898          27,935
Smyrna, Tennessee 37167

Hazelwood Drive and Nashville Highway    1997          1,100             648
Smyrna, Tennessee 37167

Almaville Road and
  Interstate 24 East (2)                 1997            935             261
Smyrna, Tennessee 37167

2604 South Church Street                 1998          2,470           1,505
Murfreesboro, TN 37130

South East Broad                         1997          2,038           7,974
2035 SE Broad Street
Murfreesboro, TN 37130

                        (table continued on following page)

                                        Year          Approximate
Location                                Opened      Square Footage   Deposits
________                                ______      ______________  __________
                                                                       (In
                                                                    thousands)

Loan Production Office:

236 Public Square (3)
Franklin, Tennessee 37604                1985          1,200           --

Servicing Operations Building:

Ebby's Square Building (4)               1998          6,000          N/A
Suite 100
9255 Church Street
Murfreesboro, Tennessee 37130

____________
(1) The Bank relocated this office from 110 John R. Rice Boulevard, Murfreesboro, Tennessee, effective June 16, 1997.
(2)  The Bank closed this office in January 1999.
(3)  Leased month-to-month.
(4)  Lease expires in August 2001.

     The Bank owns two commercial building lots, one of which is for future branch office development. The other lot is located across the street from the Bank's main office and will be used for an operations building. The Bank has contracted the services of an architectural firm and is working on a building design and the demolition of the current structure on the lot.

     The Bank uses the services of an outside service bureau for its significant data processing applications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Year 2000 Considerations" contained in the Annual Report. At December 31, 1998, the Bank had 17 proprietary automated teller machines. At December 31, 1998, the net book value of the Bank's office properties and the Bank's fixtures, furniture and equipment was $8.8 million.

Item 3.  Legal Proceedings
__________________________

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

Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                             PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
_________________________________________________________________________
        Matters
        ________

     The information contained under the section captioned "Common Stock Information" is included in the Company's Annual Report and is incorporated herein by reference.

Item 6. Selected Financial Data
_______________________________

     The information contained under the section captioned "Selected Consolidated Financial Information" is included in the Company's Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and
_______________________________________________________________________
        Results of Operations
        _____________________

     The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included in the Company's Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
___________________________________________________________________

     The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations Market Risk and Asset and Liability Management" is included in the Company's Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
____________________________________________________

     The information contained under the section captioned "Consolidated Financial Statements" is included in the Company's Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
_______________________________________________________________________
        Financial Disclosure
        ____________________

      Not applicable.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant
____________________________________________________________

     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                       Executive Officers of the Company and the Bank

                  Age at                      Position
                 December    _________________________________________________
Name             31, 1998         Company                   Bank
____             ________         _______                   ____

William H.
 Huddleston, III   69      Chairman of the Board     Chairman of the Board

Gary Brown         56      Vice Chairman             Vice Chairman
                           of the Board              of the Board

Ed C.                      President and             President and
 Loughry, Jr.      56      Chief Executive           Chief Executive
                           Officer                   Officer

Ronald F. Knight   48      Executive Vice President  Executive Vice President
                           and Chief                 and Chief
                           Operating Officer         Operating Officer

Hillard C. "Bud"
 Gardner           50      Senior Vice President     Senior Vice President
                           and Chief                 and Chief
                           Financial Officer         Financial Officer

William S. Jones   39      Senior Vice President     Senior Vice President and
                                                     Trust Officer/Investor
                                                     Relations

Ira B. Lewis, Jr.  52      Vice President/           Vice President/
                           CRA Compliance            CRA Compliance
                           Officer and Secretary     Officer and Secretary

R. Dale Floyd      48      --                        Senior Vice President

M. Glenn Layne     44      --                        Vice President

Joy B. Jobe        54      --                        Vice President

Biographical Information

     Set forth below is certain information regarding the executive officers of the Company and the Bank. Unless otherwise stated, each executive officer has held his current occupation for the last five years. There are no family relationships among or between the executive officers.

     William H. Huddleston, III is a Civil Engineer and has been a part-time employee of Huddleston-Steele Engineering, Inc., an engineering company, Murfreesboro, Tennessee, since 1994. Prior to that time, Mr. Huddleston was President and Chief Executive Officer of Huddleston Engineering, Inc. from 1955 until 1993. Mr. Huddleston is former Chairman of the Public Building Authority of Rutherford County and is a director of the Christy/Houston Foundation.

     Gary Brown is the owner and manager of Roscoe Brown, Inc., a heating and air conditioning company, Murfreesboro, Tennessee. Mr. Brown is a member of the Murfreesboro Water Sewer Department Board, the Electrical Examining Board, Middle Tennessee State University Foundation Board, and the Rutherford County Chamber of Commerce.

     Ed C. Loughry, Jr. joined the Bank in 1968 and has served as President and Chief Executive Officer of the Bank since 1982. Mr. Loughry has served on the Boards of Directors of the Rutherford County Chamber of Commerce, United Way, Heart Fund, and FHLB of Cincinnati, and currently serves as a director of the Tennessee Bankers Association, Rutherford County 20/20 and the Murfreesboro Conference Center Authority. He was selected Business Person of the Year in 1993 by the Chamber of Commerce.

     Ronald F. Knight joined the Bank in 1972 and has served as Executive Vice President and Chief Operating Officer since 1982. Mr. Knight serves as Chairman of the Board of Directors of the Rutherford County Chamber of Commerce, the Rutherford County Community Economic Development Board, the Tennessee Housing Development Agency, and is a committee member of the United Way and is co-founder of a local charity, "Christmas For The Children." Mr. Knight has also served as a director of the Tennessee Bankers Association.

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

     R. Dale Floyd joined the Bank in September 1987 and has been Senior Vice President since October 1988. As Senior Vice President, he supervises the Bank's mortgage lending activities, including originations, construction and land development lending and mortgage loan servicing. Mr. Floyd's civic activitiesinclude participation in Leadership Rutherford, Habitat for Humanity, StonesRiver Ducks Unlimited and Kids Castle Volunteers. Mr. Floyd is also a member of the Affordable Housing Advisory Council of the City of Murfreesboro.

     M. Glenn Layne joined the Bank in August 1994 with over 17 years of banking experience and has served as Vice President and Manager of Commercial andConsumer Lending since that time. Before joining the Bank Mr. Layne served as Vice President and Manager of a Commercial Lending Group with Sun Trust Bank. Mr Layne is an active member of the Murfreesboro Downtown Lions Club and the Belle Aire Baptist Church.

     Joy B. Jobe joined the Bank in May 1995 with over 24 years of banking experience and serves as Vice President of Retail Banking and Business Development. Before joining the Bank Ms. Jobe was a Commercial Loan Officer, Relationship Manager and Assistant Vice President with Sun Trust Bank. Ms. Jobe is a member of the Rotary Club and the American Red Cross. Ms. Jobe also participated in Leadership Rutherford.

Item 11.    Executive Compensation
__________________________________

     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
__________________________________________________________________________

     (a)  Security Ownership of Certain Beneficial Owners.

     The information contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

     (b)  Security Ownership of Management.

     The information contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and are incorporated herein by reference.

     (c)  Changes In Control

     The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.    Certain Relationships and Related Transactions
__________________________________________________________

     The information contained under the section captioned "Proposal I --
Election of Directors   Transactions with Management" is included in the
Company's Proxy Statement and is incorporated herein by reference.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
__________________________________________________________________________

     (a)  Exhibits

          3.1       Charter of the Registrant*
          3.2       Bylaws of the Registrant*
          10.1      Employment Agreement with Ed C. Loughry, Jr.**
          10.2      Employment Agreement with Ronald F. Knight**
          10.3      Severance Agreement with Hillard C. Gardner**
          10.4      Severance Agreement with Ira B. Lewis**
          10.5      Severance Agreement with R. Dale Floyd**
          10.6      Severance Agreement with M. Glenn Layne**
          10.7      Severance Agreement with Joy B. Jobe**
          10.8      Severance Agreement with William S. Jones**
          10.9      Severance Agreement with David W. Hopper**
          10.10     Cavalry Banking Key Personnel Severance Compensation
                    Plan**
          10.11     Cavalry Banking Employee Stock Ownership Plan**
          13        Annual Report to Stockholders
          21        Subsidiaries of the Registrant
          23        Consent of Rayburn, Betts & Bates, P.C.
          27        Financial Data Schedule
___________
* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).
** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAVALRY BANCORP, INC.


Date:  March 29, 1999             By:  /s/Ed C. Loughry, Jr.
                                        _____________________________________
                                        Ed C. Loughry, Jr.
                                        President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                              TITLE                      DATE
__________                              _____                      ____

/s/Ed C. Loughry, Jr.           Chief Executive Officer,      March 29, 1999
_____________________________   President and Director
Ed C. Loughry, Jr.              (Principal Executive Officer)

/s/Hillard C. "Bud" Gardner     Senior Vice President and     March 29, 1999
_____________________________   Chief Financial Officer
Hillard C. "Bud" Gardner        (Principal Financial and
                                Accounting Officer)

/s/William H. Huddleston, III   Chairman of the Board         March 29, 1999
_____________________________
William H. Huddleston, III

/s/Gary Brown                   Vice Chairman of the          March 29, 1999
_____________________________   Board
Gary Brown

/s/Ronald F. Knight             Director, Executive           March 29, 1999
_____________________________   Vice President and
Ronald F. Knight                Chief Operating Officer

/s/Frank E. Crosslin, Jr.       Director                      March 29, 1999
_____________________________
Frank E. Crosslin, Jr.

/s/Tim J. Durham                Director                      March 29, 1999
_____________________________
Tim J. Durham

/s/Ed Elam                      Director                      March 29, 1999
_____________________________
Ed Elam

/s/James C. Cope                Director                      March 29, 1999
_____________________________
James C. Cope

/s/Terry G. Haynes              Director                      March 29, 1999
_____________________________
Terry G. Haynes

                                Exhibit 13

                        Annual Report to Stockholders

1998
ANNUAL REPORT
TO SHAREHOLDERS



[Picture]

Community banking
     at its best.


                                                             Cavalry
                                                             -------------
                                                             Bancorp, Inc.

                            TABLE OF CONTENTS

                         Business of the Corporation

                  1       Financial Highlights

                  2-3     Letter to Shareholders

                  4-9     Operations Review

                  10      Officers and Board of Directors

                  11-12   Selected Financial Data

                  13-27   Financial Review

                  28      Independent Auditors' Report

                  29-34   Consolidated Financial Statements

                  35-52   Notes to Consolidated Financial Statements

                  IBC     Corporate Information

                         Business of the Corporation

     Cavalry Bancorp, Inc. ("Company"), a Tennessee corporation, was organized on November 5, 1997 for the purpose of becoming the holding company for Cavalry Banking ("Bank") upon the Bank's conversion from a federally-chartered mutual to a federally-chartered stock savings bank ("Conversion"). The Conversion was completed on March 16, 1998 with the Company issuing 7,538,250 shares of common stock for $10.00 per share.
     The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits have been federally-insured since 1936 and are currently insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1936.
     The Bank is a community-oriented financial institution whose primary business is attracting deposits from the general public and using those funds to originate a variety of loans to individuals residing within its primary market area, and to businesses owned and operated by individuals. The Bank originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans. Generally, ARM loans are retained in the Bank's portfolio and long-term fixed-rate mortgages are originated for sale in the secondary market. In addition, the Bank actively originates construction and acquisition and development loans. The Bank also originates commercial real estate, commercial business, and consumer and other non-real estate loans. In addition, the Bank provides a wide range of investment and trust services through its trust department.

                                   1929

          Chartered as a Tennessee mutual building and loan association.

                                   1936

Federal charter granted for Murfreesboro Federal Savings and Loan Association.

                                   1977

             Total assets increased to more than $100 million.

                                   1984

         Changed name from Murfreesboro Federal to Cavalry Banking.

                                   1991

                  Adopted Federal Savings Bank charter.

                                   1992

              Began to offer investment management trust services.

                                   1998

     Completed the initial public offering of 7,538,250 shares of common
                 Stock raising $74,000,000 in net proceeds.

                                   1998

                   Total assets increased to $365 million.

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                               F I N A N C I A L
                                  highlights
------------------------------------------------------------------------------
                                               At December 31,
                               -----------------------------------------------
                               1998       1997      1996     1995      1994
      ------------------------------------------------------------------------
      (Dollars in thousands, except per share amounts)

Total assets                  $364,892  $282,129  $244,964  $223,882  $208,844
Loans, net                     237,547   212,979   200,600   159,943   165,481
Deposits                       266,032   248,267   214,533   196,734   180,283
Equity                          95,181    30,447    27,250    24,436    21,236
Net income                       5,697     3,202     2,814     3,201     2,458
Book value per share             13.29       N/A       N/A       N/A       N/A

                                      For the year ended December 31,
                               -----------------------------------------------
                               1998       1997      1996     1995      1994
      ------------------------------------------------------------------------
Return on average assets        1.66%    1.22%     1.20%     1.50%     1.17%
Total equity to assets ratio   26.08%   10.79%    11.12%    10.91%    10.17%

TOTAL ASSETS           [graph]
($ IN MILLIONS)

94 - 209
95 - 224
96 - 245
97 - 282
98 - 365

LOANS RECEIVABLE, NET    [graph]
($ IN MILLIONS)

94 - 165
95 - 160
96 - 201
97 - 213
98 - 238

NET INCOME          [graph]
($ IN MILLIONS)
94 - 2.75
95 - 3.20
96 - 3.80
97 - 3.20
98 - 5.00

------------------------------------------------------------------------------

                                       -one-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

TO OUR SHAREHOLDERS:

[PICTURE OF ED C. LOUGHRY, JR.,
 PRESIDENT (LEFT) AND RONALD F. KNIGHT,
 EXECUTIVE VICE PRESIDENT]

     We are pleased to report to you the results of the past year in this our first annual report as a public company. The year ended December 31, 1998, was truly one of significant accomplishment. We are very appreciative of the strong support demonstrated by the communities we serve, our employees and our new shareholders.
     On March 16, 1998, Cavalry Bancorp, Inc. (Nasdaq Symbol CAVB) completed one of the most successful conversions from a mutual to a stock institution. The Company's initial public offering of 7.5 million shares of common stock raised approximately $74 million in net proceeds to the Company. The new equity raised has been invested during the year and used to further our long-term strategies.
     This past year was a record year from a financial perspective. Net income for 1998 increased $2.5 million to $5.7 million, or $0.83 per share, compared with $3.2 million in 1997. Since there were no shares outstanding in 1997, earnings per share is not relevant for 1997. The increase in net income was primarily attributable to an increase in net interest income due to higher average balances of interest-earning assets offset by increases in average interest-bearing liabilities.
     Net interest income after the provision for loan losses rose to $16.6 million from $12.0 million in 1997. Noninterest income for 1998 increased by $1.5 million to $5.2 million from $3.7 million in 1997. This was primarily a result of increased profits on the sale of loans and other operations including trust and investment management services. Noninterest expense rose to $12.5 million in 1998 from $10.5 million in 1997, primarily as a result of increased personnel costs and other operating expenses.
     As a result of our public offering and increased earnings for the year, total shareholders' equity at December 31, 1998, increased $64.8 million to $95.2 million and book value per share was $13.29. Our strong capital position will allow us to continue to expand our lending and investment activities, to diversify our operations, and to more effectively access the capital markets in the future.
     At December 31, 1998, total assets were $364.9 million, and annualized return on assets increased to 1.66% from 1.22% in 1997. A return on assets of 1% has generally been considered an above average level for banks in our asset size.
     Total deposits at December 31, 1998, increased to $266.0 million and total loans receivable increased $24.5 million to $237.5 million compared with $213.0 million a year ago. Total loans originated in 1998 increased to $384.5 million from $241.4 million in 1997. We accomplished the increase

                                       -two-
in loans while at the same time maintaining strict policy on underwriting. Our overall loan portfolio is strong with our lending directed almost entirely to customers in our primary markets. By following these policies, we are able to minimize the risk inherent in loan growth and have avoided many of the credit risk problems associated with other types of lending practices. Nonperforming loans at December 31, 1998, were only .07% of total loans outstanding.
     Our tenth office, located at 2604 South Church Street in Murfreesboro, opened in December 1998. This new office is the largest of our branches. In addition, we completed the expansion of our office located at 1745 Memorial Boulevard in Murfreesboro. Both branches expand the service area and offer our customers great convenience in meeting their banking needs.
     In June 1998, the Board of Directors announced the first Cavalry Bancorp, Inc. cash dividend. The dividend payment of $0.05 per share was paid to shareholders in July. It is the Board's stated intention to pay regular quarterly cash dividends to allow shareholders to directly participate in the success the Company achieves.
     While the Company has continued to effectively utilize its capital, The Board of Directors approved a stock repurchase program to repurchase up to 376,913, or approximately 5% of the 7.5 million shares outstanding in October 1998. The Board believes that periodic repurchase of its shares in open market transactions represents a sound long-term investment and a good use of available capital. As of December 31, 1998, the Company had completed the repurchase.
     Much has been written lately about the challenges associated with the Year 2000 date change. We have been diligently working to properly prepare for this challenge. Since 1996, we have spent in excess of $1 million on equipment and software upgrades and are well along in the testing and implementation phase of our plan. We anticipate that all our computer systems will be Year 2000 compliant well in advance of the end of this year.
     As we look toward the future, we believe the Company is well positioned to achieve future growth. Our local knowledge and leading share in our primary markets provide tremendous opportunity to utilize our expertise, expand our financial products and services, and improve productivity by continuing to invest in people and technology.
     Our strategy is to continue to grow in a sound manner while at the same time maintaining high credit quality, prudent underwriting standards and an overall conservative approach to business. The strong economic activity in the markets we serve provides an excellent opportunity to achieve these goals.
     We also intend to continue to work hard to deliver increased long-term value to our shareholders and maintain our Bauer's five-star rating for superior performance. With a significant amount of ownership among directors, executive management and employees, the Company truly thinks like shareholders. By following a controlled expansion strategy, offering even greater levels of satisfaction to our customers, providing our employees with a challenging place to work and helping make the communities we serve better places to live, we believe we can achieve our goals.
     We appreciate the support and confidence our shareholders have placed in us and thank our employees for all their efforts to make this past year such a success. We are enthusiastic about the prospects for the future and in our ability to continue to assist customers with their financial needs.

Sincerely,

/s/ Ed C. Loughry, Jr.                         /s/ Ronald F. Knight

Ed C. Loughry, Jr.                             Ronald F. Knight
President and Chief Executive Officer          Executive Vice President

                                       -three-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

[PICTURE OF JOHN & JO MORRIS WITH WENDY TOMPKINS]

"By getting to know us and our business, Cavalry Banking has been able to provide us with solutions to our banking needs.

                                 John Morris"

[picture] Rutherford County was first settled near the end of the Revolutionary War as part of the new "Western Frontier" of the United States. The county is remembered by its many historical sights.

                                       -four-

                             Relationship
                                 oriented
                                 ---------------------------------------------

                                                                  [picture]

                                   Bedford County enjoys a strong agricultural
                                   Sector. The climate is ideal almost year round and supports hay and silage production, corn and small grains, livestock and cotton.

     Cavalry Banking's focus is on developing "total relationships" with its customers who are primarily local individuals, small-to-medium businesses, and professionals. Its primary markets are the counties of Rutherford, Bedford and Williamson in Middle Tennessee. The Bank has six offices in Murfreesboro, two offices in Smyrna, and one each in Shelbyville and Franklin.
     The reason behind a clear focus on building local relationships is simple: local bankers who are very familiar with their own markets can operate more effectively than can bankers whose headquarters are elsewhere. A community-oriented, "total relationship" approach to banking emphasizes management involvement with customers and provides for faster decisions and easier interaction with customers. Cavalry Banking has the flexibility to make and implement timely decisions.
     Cavalry Banking also has a strong commitment to making sure its employees have the necessary resources to deliver services and meet the ever-changing needs of customers. The Bank offers a broad array of services and financial products to its customers, from traditional checking and savings products to innovative lending and trust services. Cavalry Banking can meet all the banking needs of its customers. This capability is, however, only part of the commitment to provide "total relationship" banking for its customers.
     Through the use of technology, Cavalry Banking employees are better able to deliver needed information in a timely and accurate way which allows for better, faster and easier service for customers. The success of the Bank is a direct reflection of the quality of its employees, their expertise, professionalism, and their genuine interest in developing a relationship with the customer -- not just a transaction-approach to meeting a customer's total financial needs.

                                       -five-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

Convenient
        locations
        ----------------------------------------------------------------------
                                                                   [picture]

                                                    Endowed with a sound and
                                                    diversified local economy,
                                                    Rutherford County is home
                                                    to more than 150,000
                                                    people and 150 industries

     While other financial institutions have been closing branch locations and consolidating operations, Cavalry Banking has been steadily expanding the number of its branch locations. Cavalry Banking has sought to bring more banking directly to the neighborhoods where customers live and work. By being close to its customers, Cavalry Banking is better able to meet their specific needs.
     In addition to the four new branch offices opened in Rutherford County in 1997, Cavalry Banking opened an office at 2604 South Church Street in Murfreesboro and expanded its office located on Memorial Boulevard to accommodate customer needs. All branches of Cavalry Banking offer services and products that stress convenience.
     During the past year, Cavalry Banking upgraded its PC banking service to make it easier for customers to conduct their banking business on their own schedule. The new service called Internet Banking (www.cavalrybanking.com) provides faster response time, more reliable service and greater flexibility. By using the world wide web, customers can access information about many of Cavalry Banking's services, specific data concerning their accounts and even make transactions on-line. It is another example of using technology to make banking more convenient.
     With Cavalry Banking's strong capital base, new ways are being developed to leverage its position as the largest locally owned financial institution in its markets. Additional branch locations and other opportunities to make banking even more convenient are under consideration. Cavalry Banking's strategic vision is to continue to do those things it does best and to capitalize on opportunities as they present themselves. While Cavalry Banking has had a remarkable history, the future appears full of opportunity to further expand upon "Community Banking at its Best."

                                       -six-

"Cavalry Banking's many convenient locations including several ATM locations allow me to choose when I do my banking.

                                    Jill Kelton"

[picture of Jill Kelton]

[picture] With an estimated 25% growth in population since the 1990 census, Williamson and Rutherford Counties rank as two of the fastest growing counties in the United States.

                                       -seven-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

[picture Eddie Crosslin,
                Crosslin
       Supply Co. Inc.]

"I have been a long-standing customer of Cavalry banking and have been very pleased with their friendliness and financial services they provide.

                                  Eddie Crosslin"

Retail sales growth, another sign of the local economy's strength, has averaged over 12% annually for the last three years in Rutherford County. [picture]

                                       -eight-

[picture] Murfreesboro is the center of the state of Tennessee and home of the International Grand Championship Walking Horse Show held in August of each year.

                               CUSTOMER
                                   satisfaction
                                   -------------------------------------------

     Since its founding 70 years ago, Cavalry Banking has sought to meet not only the financial needs of its customers, but also the needs of the local communities it serves. Today the Bank is the largest real estate lender and manages more trust assets than any other financial institution in Rutherford County. Cavalry Banking is focused on providing a broad range of services to existing customers in order to increase market share while at the same time building new customer relationships.
     Over the years the Bank has continually offered innovation in the services and products it provides. An example of this innovation is the fact that Cavalry Banking was the first local institution to offer a debit card. It has developed a corporate culture to look for better ways to meet the needs of customers and thereby increase their satisfaction.
     In today's challenging financial services environment, quality employees are a prerequisite to building total relationships with customers. Dedicated employees provide the vital link in the successful delivery of financial products and services. Cavalry Banking is indeed fortunate to have experienced employees with in-depth knowledge of its markets and the financial services available to enable the Bank to offer even greater satisfaction to customers.
     Providing high levels of customer satisfaction is not the only way Cavalry Banking is meeting local needs. Through the support of many civic, charitable activities and worthy causes, Cavalry Banking is helping the communities it serves achieve a better quality of life. One of the special ways Cavalry Banking serves the community in Rutherford County is its co-sponsorship of "Christmas for the Children." A series of three fund-raising events provides funds directly to benefit children with special needs. This past year, over $40,000 was raised for this cause.

                                       -nine-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       OFFICERS AND BOARD OF DIRECTORS

                                [picture]

                            Board of Directors

FRONT ROW: ED C. LOUGHRY, JR, RONALD F. KNIGHT, JAMES C. COPE AND FRANK CROSSLIN, JR. BACK ROW: GARY BROWN, TERRY G. HAYNES, W.H. HUDDLESTON, III, ED ELAM AND TIM DURHAM

Cavalry Bancorp, Inc. Officers

Ed C. Loughry, Jr., President
Ronald F. Knight, Executive Vice President
William S. Jones, Senior Vice President
Hillard C. Gardner, Senior Vice President
Ira B. Lewis, Jr., Vice President

Cavalry Bancorp, Inc. Board of Directors

W. H. Huddleston, III, Chairman of the Board
   Huddleston-Steele Engineering, Inc.
Ed C. Loughry, Jr., President Cavalry Banking
Ronald F. Knight, Executive Vice President Cavalry Banking
Gary Brown, Vice-Chairman of the Board Roscoe Brown, Inc.
James C. Cope, Murfree, Cope, Hudson & Scarlett
Frank Crosslin, Jr., Crosslin Supply Co., Inc.
Tim Durham, Durham Realty & Auction, Inc.
Ed Elam, Rutherford County Clerk
Terry G. Haynes, Haynes Bros. Lumber Co.

Cavalry Banking Corporate Officers

Ed C. Loughry, Jr., President
Ronald F. Knight, Executive Vice President
William S. Jones, Senior Vice President
Hillard C. Gardner, Senior Vice President
R. Dale Floyd, Senior Vice President
David W. Hopper, Senior Vice President
Libby L. Green, Vice President
Joy B. Jobe, Vice President
M. Glenn Layne, Vice President
Ira B. Lewis, Jr., Vice President
James O. Sweeney, III, Vice President
Joe W. Townsend, Vice President
David K. Bailiff, Assistant Vice President
Doug Cate, Assistant Vice President
Linda F. Eakes, Assistant Vice President
Gary E. Green, Assistant Vice President
James V. Gregory, Assistant Vice President
Peggy A. Hollandsworth, Assistant Vice President
Christopher L. Kelly, Assistant Vice President
Suzanne S. McClaran, Assistant Vice President
Joe G. Sadler, Assistant Vice President
Mary W. Schneider, Assistant Vice President
Rhonda P. Smith, Assistant Vice President
Roger D. White, Assistant Vice President

                                       -ten-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                           SELECTED FINANCIAL DATA

The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the periods indicated.

                                                At December 31,
                                ----------------------------------------------
                                  1998     1997     1996     1995     1994
------------------------------------------------------------------------------
                                            (Dollars in thousands)
FINANCIAL CONDITION DATA:
Total assets                    $364,892 $282,129 $244,964 $223,882 $208,844
Loans receivable, net            237,547  212,979  200,600  159,943  165,481
Loans held-for-sale               10,923    4,855    5,253    3,689    1,452
Investment securities held-
 to-maturity                           -    1,700    7,705   35,550   19,898
Investment securities available-
 for-sale                         46,505   10,077        -        -        -
Mortgage-backed securities
 held-to-maturity                    959    1,301    1,419    1,541    1,665
Cash, federal funds sold and
 overnight interest-bearing
 deposits                         53,188   37,658   19,519   13,935   11,978
Deposit accounts                 266,032  248,267  214,533  196,734  180,283
Borrowings                             -        -        -        -    5,000
Total equity                      95,181   30,447   27,250   24,436   21,236

                                         For the Year Ended December 31,
                                ----------------------------------------------
                                  1998     1997     1996     1995     1994
------------------------------------------------------------------------------
                                            (Dollars in thousands)
OPERATING DATA:
Interest income                 $ 26,596 $ 21,939 $ 19,584 $ 17,222 $ 15,394
Interest expense                   9,594    9,289    8,268    7,696    6,299
                                ----------------------------------------------
Net interest income               17,002   12,650   11,316    9,526    9,095
Provision for loan losses            452      700      120       80      113
                                ----------------------------------------------
Net interest income after
 provision for loan losses        16,550   11,950   11,196    9,446    8,982
                                ----------------------------------------------
Gains from sale of loans           2,266    1,126      890      882      530
Other income                       2,960    2,535    2,268    2,082    1,485
Other expenses                    12,481   10,498    9,786    7,498    7,001
                                ----------------------------------------------
Income before income taxes         9,295    5,113    4,568    4,912    3,996
Provision for income taxes
 (benefit)                         3,598    1,911    1,754    1,711    1,538
                                ----------------------------------------------
Net income                      $  5,697 $  3,202 $  2,814 $  3,201 $  2,458
                                ==============================================

                                                At December 31,
                                ----------------------------------------------
                                  1998     1997     1996     1995     1994
------------------------------------------------------------------------------
OTHER DATA:


Number of:
 Real estate loans
  outstanding                      5,126    4,833    4,693    4,559    4,690
 Deposit accounts                 24,828   23,054   20,687   18,891   17,812
 Full-service offices                 10        9        7        7        6

                                       -eleven-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

KEY FINANCIAL RATIOS:
                                ----------------------------------------------
                                  1998     1997     1996     1995     1994
------------------------------------------------------------------------------
Performance Ratios:
 Return on average assets(1)       1.66%    1.22%    1.20%    1.50%    1.17%
 Return on average equity(2)       6.63    11.09    10.94    14.21    11.53
 Interest rate spread(4)           4.01     4.55     4.48     4.14     4.11
 Net interest margin(5)            5.29     5.21     5.15     4.78     4.59
 Average interest-earning
  assets to average interest-
  bearing liabilities            142.81   117.16   117.96   116.64   115.31
 Noninterest expense as a
  percent of average
  total assets                     3.63     4.01     4.17     3.52     3.34
 Efficiency ratio (6)             56.15    64.36    67.61    60.03    63.02
Dividend payout ratio (7)         18.07      N/A      N/A      N/A      N/A

Asset Quality Ratios:
 Nonaccrual and 90 days or
  more past due loans as a
  percent of total loans, net      0.07     0.11     0.02     0.07     0.22
 Nonperforming assets as a
  percent of total assets          0.03     0.09     0.02     0.05     0.22
 Allowance for losses as a
  percent of total loans
  receivable                       1.06     1.11     0.87     1.00     0.93
 Allowance for losses as a
  percent of nonperforming
  loans                        3,019.63 1,130.65 4,162.75 1,866.36   476.14
 Net charge-offs to average
  outstanding loans                0.01     0.01        -     0.09    (0.01)

Capital Ratios:
Total equity-to-assets ratio      26.08    10.79    11.12    10.91    10.17
Average equity to average
 assets(3)                        25.01    11.04    10.97    10.58    10.17

(1)  Net earnings divided by average total assets.
(2)  Net earnings divided by average equity.
(3)  Average total equity divided by average total assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)  Net interest income as a percentage of average interest-earning assets.
(6) Other expenses divided by the sum of net interest income and other income.
(7)  Dividends per share divided by net income per share.

                                       -twelve-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

General
     Cavalry Bancorp, Inc. (the "Company"), a Tennessee corporation, is the holding company for Cavalry Banking ("Cavalry Banking or the Bank"), a federal savings bank with its main office located in Murfreesboro, Tennessee. The Company was chartered to acquire the stock of Cavalry Banking in its conversion from mutual to stock form. This conversion was completed in March of 1998 with the Company issuing 7,538,250 shares of common stock for $10.00 per share.
     The Bank is a community-oriented financial institution whose primary business is attracting deposits from the general public and using those funds to originate a variety of loans to individuals residing within its primary market area, and to businesses owned and operated by such individuals. The Bank originates one- to- four family mortgage loans, construction loans, commercial real estate loans, consumer loans, commercial business loans, and land acquisition and development loans. In addition, the Bank invests in U.S. Government and federal agency obligations. The Bank continues to fund its assets primarily with retail deposits, although FHLB-Cincinnati advances can be used as an additional source of funds. The Bank also offers investment management and trust services.
     The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The level of other income and expenses also affects the Bank profitability. Other income, net, includes income associated with the origination and sale of mortgage loans, loan servicing fees, other deposit-related fees and trust fees. Other expenses include compensation and benefits, occupancy and equipment expenses, deposit premiums, data servicing expenses and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.
     Management of the Company views its operation as three distinct operating segments. These three segments are the banking, mortgage banking and trust services. The banking segment's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits. The banking segment also depends on deposit and other fee income. The mortgage banking segment originates loans for sale in the secondary market and services residential mortgage loans for other investors. These loans are sold either with or without the rights to service these loans. The mortgage banking segment relies on the net gains on the sale of these loans for its profitability. Other fees related to secondary marketing activities also include any pricing concessions that may be offered, as well as mortgage servicing rights. Servicing rights permit the collection of fees for gathering and processing monthly payments for the owner of the mortgage loans. The trust segment relies on the fees collected for services related to a line of investment and trust products. These products include a line of investment management accounts, personal trusts, employee benefits, custodial and corporate trust services.
     The consolidated financial statements and financial data include the accounts of the Company and the Bank. Since the Company was inactive from incorporation through March 16, 1998, the information contained in the financial statements and financial data prior to that date relates to the Bank and its subsidiaries.

Comparison of Financial Condition at December 31, 1998 and December 31, 1997
     Consolidated total assets were $364.9 million at December 31, 1998 and $282.1 million at December 31, 1997 an increase of $82.8 million or 29.4%. This growth resulted from an increase in the loan and investment portfolio funded by increases in deposits and shareholder's equity.
     Loans receivable net, were $237.5 million at December 31, 1998 compared to $213.0 million at December 31, 1997, an 11.5% increase. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market areas. In addition, between December 31, 1997 and December 31, 1998 consumer, commercial and construction loans increased as the Bank emphasized the origination of loans with shorter maturities for asset and liability management purposes.
     Loans held-for-sale were $10.9 million at December 31, 1998 compared to $4.9 million at December 31, 1997. The increase resulted primarily from increased lending activity and timing differences in the funding of loan sales.
     Cash and cash equivalents increased $15.5 million or 41.1% from $37.7 million at December 31, 1997 to $53.2 million at December 31, 1998. The increase primarily reflects the increase in deposits and shareholder's equity resulting from the $67.8 million in conversion proceeds temporarily invested in short term assets.
     There were no investment securities classified as held to maturity at December 31, 1998 compared to $1.7 million at December 31, 1997. This was a result of the maturity of such securities.
     Office properties and equipment, net, were $8.8 million at December 31, 1998 compared to $8.1 million at December 31, 1997. This increase was primarily the result of the construction of a new branch on South Church

                                       -thirteen-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

Street in Murfreesboro, Tennessee. Construction was completed in December of 1998 and the office was open for business that same month.
     Deposit accounts totaled $266.0 million and $248.3 million at December 31, 1998 and December 31, 1997, respectively. The increase was a result of a continuing effort to aggressively solicit and promote transaction accounts.
     Total equity was $95.2 million at December 31, 1998 and $30.4 million at December 31, 1997, respectively. This increase was primarily the result of $67.8 million received in the public stock offering completed in March 1998 and increased earnings for the year ended December 31, 1998.

Comparison of Operating Results for the Years Ended December 31, 1998 and 1997
     Net Income. Net income was $5.7 million for the year ended December 31, 1998 compared to $3.2 million for the year ended December 31, 1997, a 78.1% increase. This increase was a result of increases in net interest income, net gain on sale of loans available for sale, and other income. Increased operating expenses and increased provisions for income taxes offset these positive increases.
     Net Interest Income. Net interest income increased 33.9% from $12.7 million for the year ended December 31, 1997 to $17.0 million for the same period in 1998. Total interest income increased 21.5% from $21.9 million for fiscal 1997 to $26.6 million for fiscal 1998. This increase was a result of an increase in average earning assets from $243.0 million for fiscal 1997 to $321.5 million for fiscal 1998. This increase in volume was offset by a decrease in average yield from 9.03% for fiscal 1997 to 8.27% for fiscal 1998. The increase in average earning assets was attributable to the funds raised in the initial public offering and an increase in average deposits during the year ended December 31,1998. Average loans receivable increased from $214.0 million for fiscal 1997 to $232.7 million for fiscal 1998. This increase in volume was offset by a decline in average yield from 9.48% for fiscal 1997 to 9.37% for fiscal 1998. Average mortgage-backed securities declined from $1.4 million for fiscal 1997 to $1.1 million for fiscal 1998. The average yield also declined from 6.78% for fiscal 1997 to 6.21% for fiscal 1998. Average investment securities increased from $8.4 million for fiscal 1997 to $33.6 million for fiscal 1998. This volume increase was a result of a portion of the proceeds of the conversion being initially being invested in these instruments. This increase in volume was offset by a decline in average yield from 5.89% for fiscal 1997 to 5.41% for fiscal 1998. Federal funds sold and other interest bearing deposits increased from $17.7 million for fiscal 1997 to $52.4 million for fiscal 1998. The average yield declined slightly from 5.38% for fiscal 1997 to 5.33% for fiscal 1998. Interest expense increased 3.2% from $9.3 million for fiscal 1997 to $9.6 million for fiscal 1998. This increase was a result of increases in average deposits from $207.4 million for fiscal 1997 to $225.1 million for fiscal 1998. The average cost of funds declined from 4.48% for fiscal 1997 to 4.26% for fiscal 1998. The decrease was primarily a result of lower costs for passbook accounts, NOW accounts, and money market accounts. The cost of certificates also declined slightly from 5.48% for fiscal 1997 to 5.47% for fiscal 1998. The interest rate spread decreased from 4.55% for fiscal 1997 to 4.01% for fiscal 1998. This decrease was a result of lower interest rates and the receipt of additional cash from the mutual to stock conversion being invested in shorter-term investment securities and interest-bearing deposits.
     Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on concentrations, trends in historical loss experience, specific impaired loans and economic conditions. In determining the adequacy of the allowance for loan losses, management periodically reviews the loan portfolio and considers such factors as delinquency status, past performance problems, historical loss experience, adverse situations that may affect the ability of the borrowers to repay, known and inherent risks in the portfolio, assessments of economic conditions, regulatory policies, and the estimated value of underlying collateral. The Bank's credit management systems have resulted in low loss experience, however there can be no assurances that such experience will continue. The allowance for loan losses is based principally on the risks associated with the type of loans in the portfolio with greater emphasis placed on higher risk assets. This requires a heavier weight being assigned to internally identified problem assets, repossessed assets, and non-performing assets that otherwise exhibit, in management's judgement, potential credit weaknesses. The required level of allowances is then calculated based upon the outstanding balances in each loan category and the risk weight assigned to each category.
     The provision for loan losses was $452,000, charge-offs were $54,000 and recoveries were $29,000 for the year ended December 31, 1998 compared with a provision of $700,000, charge-offs of $49,000 and recoveries of $30,000 for the year ended December 31, 1997. The allowance for loan losses increased from $2.8 million at December 31, 1997 to $3.2 million. However the percentage of allowance for losses as a percent of gross loans outstanding decreased from 1.11% at December 31, 1997 to 1.06% at December 31, 1998. Nonaccrual loans decreased from $150,000 at December 31,1997 to $107,000 at December 31,1998. Total nonaccrual loans and loans 90 days or more past due decreased from $248,000 at December 31,1997 to $173,000 at December 31,1998. Total
nonperforming assets increased from $248,000 at December 31,1997 to $253,000 at December 31,1998 as a result of $80,000 in real estate owned at December 31, 1998.

                                      -fourteen-

     During the year ended December 31, 1998 construction, consumer and commercial loans continued to increase as well as the percentages of these loans to the total portfolio. Although these types of loans are normally of shorter maturity management feels that there is greater risk inherent in these loans than the typical 1- to- 4 family home loan. Therefore management assigns these types of loans a higher risk weighting in the analysis of the loan loss reserve. Construction loans carry the risk of the contractor being able to complete the construction within budget and on a timely basis. There is market risk associated with speculative construction and development loans that the project will sell to the public. Consumer loans by nature are dependent on the ability and willingness of the borrower to pay the loan. These credits are greatly influenced by the unemployment rate in an area, bankruptcy and other changes in life status. Commercial loans are loans made to businesses to either manufacture a product, sell a product, or provide a service. These loans are also influenced by economic factors. Some of these factors include the economic environment, the ability of the business to compete and generate a profit and other similar types of risks. Since it is the intention of the Bank to continue with this strategy the provision will continue to reflect the added risk factors associated with this type of lending.
     At December 31, 1998 and December 31, 1997 management believed the provision for loan losses was adequate.
     Noninterest Income. Noninterest income increased 40.5% from $3.7 million for the year ended December 31, 1997 to $5.2 million for the year ended December 31, 1998.
     Mortgage Banking. In the mortgage banking segment, gain on sale of loans increased from $1.1 million for fiscal 1997 to $2.3 million for fiscal 1998. This increase was a result of increased volume of loan sales for the year ended December 31, 1998 compared to the year ended December 31, 1997. Offsetting these increases, servicing income declined from $506,000 for fiscal 1997 to $374,000 for fiscal 1998. This decline was primarily a result of increased amortization of the originated servicing asset.
     Banking. In the banking segment deposit servicing fees and charges increased from $1.2 million for fiscal 1997 to $1.5 million for fiscal 1998. This increase was a result of increased transaction account volume and increased deposit fees charged for services.
     Trust. In the trust segment trust fees increased from $649,000 for fiscal 1997 to $795,000 for fiscal 1998. This increase was a result of increased assets under management due to market appreciation and new business being generated.
     Noninterest Expense. Noninterest expense increased 19.0% from $10.5 million for the year ended December 31, 1997 to $12.5 million for the year ended December 31, 1998. This increase was primarily a result of increased volume of loans, investments, and deposits, and the increased cost of being a public company. Compensation, payroll taxes and fringe benefits increased from $5.8 million for fiscal 1997 to $7.1 million for fiscal 1998. This increase was a result of increased commission expense due to increased origination volumes, increased compensation cost due to normal salary increases and increased staffing due to volumes of business. Benefits increased primarily as a result of the establishment of an Employee Stock Ownership Plan (ESOP). This plan was instituted in place of the defined benefits pension plan which was terminated in the year ended December 31, 1997. Occupancy expense increased from $550,000 for fiscal 1997 to $759,000 for fiscal 1998. This increase was primarily a result of the completion of the South Church Street branch and the announced consolidation of the Almaville Road location with the Hazelwood location in Smyrna, Tennessee during the fourth quarter of 1998. This transaction resulted in the recognition of lease expense of $121,000. Supplies, communications and other office expenses increased from $675,000 for fiscal 1997 to $823,000 for fiscal 1998 primarily as a result of increased loan production and increases in deposits. Equipment and service bureau expense increased from $2.0 million for fiscal 1997 to $2.3 million for fiscal 1998 also as a result of increased volume. The net loss on the sale of office properties was primarily the result of the closing of the Almaville Road branch previously discussed.
     Income Tax Expense. Income tax expense was $3.6 million for the year ended December 31, 1998 compared to $1.9 million for the year ended December 31, 1997. This increase was a result of higher income before taxes for fiscal 1998. The effective tax rate for fiscal 1998 was 38.7% compared to 37.4 % for fiscal 1997.

Comparison of Operating Results for the Years Ended December 31, 1997 and 1996
     Net Income. Net income was $3.2 million for the year ended December 31, 1997 compared to $2.8 million for the year ended December 31, 1996, a 14.3% increase. This increase was a result of increases in net interest income, net gain on sale of loans available for sale, and other income. These positive increases were offset by increases in the provision for loan losses, increased operating expenses and increased provision for income taxes.
     Net Interest Income. Net interest income increased 12.4% from $11.3 million for the year ended December 31, 1996 to $12.7 million for the same period in 1997. Total interest income increased 11.7% from $19.6 million for the year ended December 31, 1996 to $21.9 million for the year ended December 31, 1997. This increase was a result of an increase in average earning assets from $219.6 million for the year ended December 31, 1996 to $243.0 million for the same period in 1997 a 10.7% increase. This increase in volume was accompanied by a slight increase in average

                                       -fifteen-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

yield from 8.92% for the year ended December 31, 1996 to 9.03% for the same period in 1997. Average loans receivable increased from $186.4 million for the year ended December 31, 1996 to $214.0 million for the same period in 1997 representing a 14.8% increase in volume. This increase was offset slightly by a decline in average yield from 9.49% for the year ending December 31, 1996 to 9.48% for the year ending December 31, 1997. Average mortgage-backed securities declined from $1.5 million in fiscal 1996 to $1.4 million for fiscal 1997 offset by a slight increase in average yields from 6.75% for fiscal 1996 to 6.78% for fiscal 1997. Average investment securities declined from $21.9 million for fiscal1996 to $8.4 million for fiscal 1997. This decline in volumes was attributed to investment securities maturing and the proceeds being used for lending, operations, and other interest-bearing deposits. This decline was partially offset by an increase in average yield from 5.64% for fiscal 1996 to 5.89% for fiscal 1997. Average investments in federal funds sold and other deposits increased from $8.3 million for the year ending December 31, 1996 to $17.7 million for the same period in 1997. This increase in volume was partially offset by a decline in average yield from 5.60% for 1996 to 5.38% for 1997. Interest expense increased 12.05% from $8.3 million for the year ended December 31, 1996 to $9.3 for the period ended December 31, 1997. This increase was a result of increases in average deposits from $185.5 million for the year ending December 31, 1996 to $207.4 million for the same period in 1997. The average cost of funds increased from 4.44% for the year ending December 31, 1996 to 4.48% for the same period in 1997 as a result of higher certificate of deposit costs. Interest rate spread increased from 4.48% for the year ended December 31, 1996 to 4.55% for the year ended December 31, 1997 as a result of the increased yield on interest-earning assets between December 31, 1996 and December 31, 1997 resulting primarily from increases in loans outstanding and decreases in investments outstanding.
     Provision for Loan Losses. The provision for loan losses was $700,000 for the year ended December 31,1997 compared to $120,000 for the same period in 1996. The Bank believes that its operations more closely resembles those of a traditional commercial bank than a traditional thrift institution. The Bank's one- to- four family mortgage loan portfolio as a percent of the total loan portfolio, has decreased from 42.2% at December 31, 1993 to 32.9% at December 31, 1997. Commercial mortgage loans have increased from 9.7% at December 31, 1993 to 15.8% at December 31, 1997. Construction loans as a percentage of the total loan portfolio increased from 19.8% to 21.7% from December 31, 1993 to December 31, 1997. Commercial business loans also have increased from 4.9% at December 31, 1993 to 9.0% at December 31, 1997. Management deemed the increased level in the provision for loan losses necessary in light of the relative level of estimated losses inherent in the increased levels of higher risk loans (construction, commercial real estate, land, commercial business and consumer loans).
     Noninterest Income. Noninterest income increased from $3.2 million for the year ended December 31, 1996 to $3.7 million for the year ended December 31, 1997, primarily as a result of the increases in service charges, trust fees, and net gains on sale of loans available for sale offset by declines in servicing fees and other income.
     Mortgage Banking. In the mortgage banking segment net gain on loans available for sale increased from $890,000 in fiscal 1996 to $1.1 million in fiscal 1997 as a result of more favorable market conditions, particularly in the fourth quarter of fiscal 1997 and increased originated servicing asset. These increases were partially offset by a decline in servicing income from $548,000 in fiscal 1996 to $506,000 in fiscal 1997 as a result of increased amortization of the originated servicing asset.
     Banking. In the banking segment service charges and fees increased from $973,000 for the year ended December 31, 1996 to $1.2 million for the year ended December 31, 1997 as a result of increased income deposit account fees, particularly on the increased number of transaction accounts.
     Trust. In the trust segment fees increased from $483,000 for fiscal 1996 to $649,000 in fiscal 1997 as a result of increases in trust assets under management.
     Noninterest Expenses. Noninterest expenses were $10.5 million for the year ended December 31, 1997 compared to $9.8 million for the same period in fiscal 1996. Personnel expenses increased from $4.7 million for the year ended December 31, 1996 to $5.8 million for the year ended December 31, 1997 as a result of additional expenses associated with the termination of the defined benefit plan (effective December 31, 1997), opening new branch offices and increased loan and deposit activity. The branch openings and increased activity resulted in increased staffing, higher commission and incentive expenses, increased compensation, overtime and benefits. Occupancy expenses increased from $493,000 for the year ended December 1996 to $550,000 for the same period in 1997 primarily as a result of branch openings. This increased activity also contributed to general increases in most other noninterest expense categories in fiscal 1997 compared to fiscal 1996. These increases were offset by a decline in federal deposit insurance premiums from $1.7 million for the year ended December 31, 1996 to $112,000 for the year ended December 31, 1997. This decrease resulted primarily from the FDIC special assessment on all SAIF-insured institutions to recapitalize the SAIF. The Bank's assessment amounted to $1.2 million. Prior to the SAIF recapitalization, the Bank's total deposit insurance amounted to 0.23% of assessable deposits. Effective January 1, 1997 the rate decreased to 0.065% of assessable deposits.

                                       -sixteen-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

     Income Tax Expense. Income tax expense was $1.9 million for the year ended December 31, 1997 compared to $1.8 million for the year ended December 31, 1996 as a result of higher income before taxes. The effective tax rate for the year ended December 31, 1997 was 37.4% compared to 38.4% for the year ended December 31, 1996.

Average Balances, Interest and Average Yields/Cost
     The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities respectively, for the periods presented. Average balances are derived from daily balances for the years ended.

                                                     Years ended December 31,
                     ------------------------------------------------------------------------------------
---
                                 1998                          1997                          1996
                     ---------------------------  ----------------------------  -------------------------
---
                               Interest                      Interest                     Interest
                     Average     and     Yield/   Average      and      Yield/  Average     and
Yield/
                     Balance  Dividends  Cost     Balance   Dividends   Cost    Balance   Dividends
Cost
---------------------------------------------------------------------------------------------------------
---
Interest-earning
 assets:
 Loans receivable,
  net(1)             $232,715  $21,801    9.37%   $214,020   $20,290    9.48%   $186,393   $17,681
9.49%
 Mortgage-backed
  securities            1,111       69    6.21       1,371        93    6.78      1,497        101
6.75
 Investment
  securities           33,590    1,816    5.41       8,354       492    5.89     21,933      1,236
5.64
 FHLB stock             1,675      120    7.16       1,559       112    7.18      1,454        102
7.02
 Federal funds sold
  and overnight
  interest-bearing
  deposits             52,378    2,790    5.33      17,704       952    5.38      8,293        464
5.60
 Total interest-     ------------------------------------------------------------------------------------
-
  earning assets      321,469   26,596    8.27     243,008    21,939    9.03    219,570     19,584
8.92
 Non-interest-
  earning assets       22,209                       18,518                       15,028
                     --------                     --------                     --------
   Total assets       343,678                      261,526                      234,598
                     ========                     ========                     ========
Interest-bearing
 liabilities:
 Passbook accounts     22,067      423    1.92      15,286       302    1.98     16,581        350
2.11
 Money Market
  accounts             46,377    1,924    4.15      35,250     1,475    4.18     25,851      1,090
4.22
 NOW accounts          32,276      440    1.36      28,558       480    1.68     26,257        505
1.92
 Certificates of
  Deposits            124,386    6,807    5.47     128,330     7,032    5.48    116,828      6,287
5.38
                     ------------------------------------------------------------------------------------
-
   Total deposits     225,106    9,594    4.26     207,424     9,289    4.48    185,517      8,232
4.44
                     ------------------------------------------------------------------------------------
-
FHLB advances               -        -       -           -         -       -        628         36
5.73
                     ------------------------------------------------------------------------------------
-
 Total interest-
  bearing liabili-
  ties                225,106    9,594    4.26     207,424     9,289    4.48    186,145      8,268
4.44
Non-interest-                  -------                       -------                      --------
 bearing liabili-
 ties(2)               32,607                       25,241                       22,726
                     --------                     --------                     --------
 Total liabilities    257,713                      232,665                      208,871
Equity                 85,965                       28,861                       25,727
                     --------                     --------                     --------
 Total liabilities
  and equity         $343,678                     $261,526                     $234,598
                     ========                     ========                     ========
Net interest income            $17,002                       $12,650                      $11,316
                               =======                       =======                      =======
Interest rate spread                      4.01%                         4.55%
4.48%
                                        ======                        ======
======
Net interest margin                       5.29%                         5.21%
5.15%
                                        ======                        ======
======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                            142.81%                       117.16%
117.96%
                                        ======                        ======
======

(1)  Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.
(2)  Includes noninterest bearing deposits of $27.2 million, $21.3 million, and $18.0 million for the years
     ended December 31, 1998, 1997 and 1996, respectively.

                                       -seventeen-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

Yields Earned and Rates Paid
     The following table sets forth for the periods and at the dates indicated the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the interest rate spread and net interest margin on interest-earning assets.

                                       At
                                   December 31,       Year Ended December 31,
                                   ------------    ---------------------------
                                      1998           1998      1997      1996
------------------------------------------------------------------------------
Weighted average yield on:
  Loans receivable                    8.45%          9.37%     9.48%    9.49%
  Mortgage-backed securities          6.98           6.21      6.78     6.75
  Investment securities               4.96           5.41      5.89     5.64
  FHLB stock                          7.14           7.16      7.18     7.02
  Federal funds sold and
   overnight interest-bearing
   deposits                           4.66           5.33      5.38     5.60
All interest-earning assets           7.69           8.27      9.03     8.92

Weighted average rate paid on:
  Passbook savings accounts           1.72           1.92      1.98     2.11
  NOW accounts                        1.00           1.36      1.68     1.92
  Money market accounts               4.06           4.15      4.18     4.22
  Certificate accounts                5.27           5.47      5.48     5.38
  FHLB advances                          -              -         -     5.73
  All interest-bearing liabilities    4.11           4.26      4.48     4.44

Interest rate spread (spread
 between weighted average rate on
 all interest-earning assets and
 all interest-bearing liabilities)    3.59           4.01      4.55     4.48
Net interest margin (net interest
 income (expense) as a percentage
 of average interest-earning assets)   N/A           5.29      5.21     5.15

                                       -eighteen-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

Rate/Volume Analysis
     The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate): and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                        Year Ended December 31,     Year Ended December 31,     Year Ended December 31,
                        1998 Compared to Year       1997 Compared to Year       1996 Compared to Year
                        Ended December 31, 1997     Ended December 31, 1996     Ended December 31, 1995
                        Increase (Decrease) Due to  Increase (Decrease) Due to  Increase (Decrease) Due
to
                        -------------------------- -------------------------- ---------------------------
--
                         Rate     Volume   Total    Rate     Volume   Total    Rate       Volume   Total
---------------------------------------------------------------------------------------------------------
---
Interest-earning assets:
 Loans receivable (1)    $(261)   $1,772   $1,511   $1,472   $1,137   $2,609   $(1,200)   $3,981   $
2,781
 Mortgage-backed
  securities                (6)      (18)     (24)       -       (8)      (8)        -        (8)
(8)
 Investments              (162)    1,486    1,324     (974)     230     (744)    1,212    (1,484)
(272)
 FHLB stock                  0         8        8        2        8       10         2         7
9
 Federal funds sold
  and overnight
  interest-bearing
  deposits                 (27)    1,865    1,838     (461)     949      488      (366)      218
(148)
                         --------------------------------------------------------------------------------
-
Total net change in
 income on interest-
 earning assets           (456)    5,113    4,657       39    2,316    2,355      (352)    2,714
2,362

Interest-bearing
 liabilities:
 Passbook accounts         (13)      134      121      (37)     (12)     (49)      (15)      (32)
(47)
 NOW accounts             (102)       62      (40)     (98)      73      (25)      113       (72)
41
 Money market
  accounts                 (15)      465      450     (216)     601      385       74        335
409
 Certificate accounts      (10)     (216)    (226)     195      551      746       (229)     418
189
 FHLB advances               -         -        -        -      (36)     (36)      (20)        -
(20)
                         --------------------------------------------------------------------------------
-
Total net change
 in expense on
 interest-bearing
 liabilities              (140)      445      305     (156)   1,177    1,021       (77)      649
572
                         --------------------------------------------------------------------------------
-
Net Change in
 net interest income     $(316)   $4,668   $4,352    $ 195   $1,139   $1,334     $(275)   $2,065
$1,790

=================================================================================

(1) Does not include interest on 90 days or more past due.  Includes loans originated for sale.

Asset and Liability Management
     In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the OTS, the Bank receives a report which measures interest rate risk by modeling the changes in NPV over a variety of interest rate scenarios. The assets and liabilities at the parent company level are not considered in the analysis. The exclusion of holding company assets and liabilities does not have a significant effect on the analysis of NPV sensitivity. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature within a specific time period). NVP is the present value of

                                       -nineteen-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NVP that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.
     The following table is provided by the OTS and sets forth the change in the Bank's NPV at December 31, 1998, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

      Changes          Estimated          Estimated         Board
 (In Basis Points)   Change in Net       Change in Net     Approved
 in Interest Rates   Portfolio Value     Portfolio Value    Limits
--------------------------------------------------------------------
                 (Dollars in Thousands)   (Percentage)     (Percent)

     400  bp          $  (5,868)               (7)%           (50)%
     300  bp             (3,930)               (5)            (30)
     200  bp             (2,255)               (3)            (20)
     100  bp               (919)               (1)            (10)
       0  bp                  0                 0               0
    (100) bp                565                 1             (10)
    (200) bp                758                 1             (20)
    (300) bp              1,706                 2             (30)
    (400) bp              3,075                 4             (50)

     The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31,1998 would reduce the Bank's NPV by approximately $2.3 million, or 3.0%.
     Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.
     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

                                       -twenty-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

     The following table presents the Company's interest sensitivity gap at December 31, 1998.

                                         After   After
                     Within    Six       One to  Three
                     Six      Months to  Three  to Five     Over
                     Months    One Year  Years   Years   Five Years  Total
------------------------------------------------------------------------------
Interest-earning
 assets:
 Loans receivable,
  net                $ 52,376  $41,053  $42,145  $45,184  $67,712  $248,470
 Mortgage-backed
  securities               12       13       55       63      816       959
 FHLB Stock               172      172      688      719        -     1,751
 Investment
  securities           31,469   15,012       24        -        -    46,505
 Federal funds
  sold overnight
  and other interest-
  bearing deposits     41,078        -        -        -        -    41,078
   Total rate        ---------------------------------------------------------
    sensitive assets  125,107   56,250   42,912   45,966   68,528   338,763
                     =========================================================
Interest-bearing
 liabilities:
Deposits:
 NOW accounts           3,563    3,563   14,251   14,251        -    35,628
 Passbook savings
  accounts              1,359    1,359    5,437    5,437        -    13,592
 Money market
  deposit accounts      5,247    5,247   20,986   20,986        -    52,466
 Certificates of
  deposit              59,813   39,749   16,982    8,631       85   125,260
   Total rate        ---------------------------------------------------------
    sensitive
    liabilities        69,982   49,918   57,656   49,305       85   226,946
                     =========================================================
Excess (deficiency)
 of interest
 sensitivity
 assets over
 interest
 sensitivity
 liabilities           55,125    6,332  (14,744)  (3,339)  68,443   111,817
Cumulative excess
 (deficiency) of
 interest
 sensitivity
 assets                55,125   61,457   46,713   43,374  111,817   111,817
Cumulative ratio of
 interest-earning
 assets to interest-
 bearing liabilities   178.77%  151.26%  126.31%  119.12%  149.27%   149.27%
Interest sensitivity
 gap to total assets    16.27%    1.87%   (4.35)%  (0.99)%  20.20%    33.01%
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities           178.77%  112.68%   74.43%   93.23% 80621.18%  149.27%
Ratio of cumulative
 gap to total assets    16.27%   18.14%   13.79%   12.80%    33.01%   33.01%

Liquidity and Capital Resources
     The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predicable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1998, cash and cash equivalents totaled $53.2 million or 14.6% of total assets. At December 31, 1998, the Bank also maintained an available line of credit of $15.0 million with the FHLB-Cincinnati that may be used as an additional source of liquidity.
     At December 31, 1998, the Bank's commitments to extend funds consisted of unused lines of credit of $30.6 million, outstanding letters of credit of $7.2 million issued primarily to municipalities as performance bonds, and commitments to originate loans of $52.1 million. The commitments to originate loans at December 31, 1998 consisted of commitments to originate variable rate loans of $40.2 million, and commitments to originate fixed rate loans of $11.9 million at interest rates ranging from 5.98% to 8.50%.
     OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's liquidity ratio at December 31, 1998 was 28.1%.
     The Bank's primary lending activity is the origination of real estate mortgage loans. During the years ended

                                       -twenty one-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

December 31, 1998, 1997, and 1996, the Bank originated $270.2 million, $166.3 million, and $172.0 million of such loans, respectively. At December 31, 1998, the Bank had loan commitments totaling $52.1 million which was made up completely of undisbursed loans in process. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 1998 totaled $94.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
     OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of December 31, 1998, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 21.16%, 21.16% and 24.12%, respectively.

Impact of Accounting Pronouncements and Regulatory Policies
     Accounting by Creditors for Impairment of a Loan. See Note 1 of Notes to the Consolidated Financial Statements for a discussion of Statements of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income recognition and Disclosures." The Bank adopted SFAS No. 114 and SFAS No. 118 effective January 1, 1995, and their adoption did not have a material effect on the Bank's financial condition or results of operation.
     Accounting for Employee Stock Ownership Plans. In November 1993 the American Institute of Certified Public Accountants issued SOP 93-6, which requires an employer to record compensation expense in an amount equal to the fair value of shares committed to be released to employees from an employee stock ownership plan and to exclude unallocated shares from earnings per share computations. The effects of SOP 93-6 on net income and book value cannot be predicted due to the uncertainty of the fair value of the shares at the time they will be committed to be released. See Note 12 of Notes to the Consolidated Financial Statements.
     Disclosure of Certain Significant Risks and Uncertainties. In December 1994 the Accounting Standards Executive Committee issued SOP 94-6, "Disclosure of Certain Significant Risks and Uncertainties." This SOP applies to financial statements prepared in conformity with GAAP by all nongovernmental entities. The disclosure requirements in SOP 94-6 focus primarily on risks and uncertainties that could significantly affect the amounts reported in the financial statements in the near-term functioning of the reporting entity. The risks and uncertainties discussed in SOP 94-6 stem from the nature of the entity's operations, from the necessary use of estimates in the preparation of the entity's financial statements and from significant concentrations in certain aspects of the entity's operation. SOP 94-6 is effective for financial statements issued for fiscal years ending after December 15, 1995 and did not have a material impact on the financial condition or results of operations of the Bank.
     Accounting for Mortgage Servicing Rights. See Note 1 of Notes to the Consolidated Financial statements for a discussion of SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Bank implemented SFAS No. 122, prospectively, effective January 1, 1996 and its implementation did not have a material impact on the Bank's financial condition or results of operations. Effective January 1, 1997, SFAS No. 122 was superseded by SFAS No. 125 discussed below.
     Accounting for Stock-Based Compensation. SFAS No. 123,"Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation costs of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting method are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awarded granted in their first fiscal year beginning after December 15, 1994. Management of the Bank has not completed an analysis of the potential effects of SFAS No. 123 on its financial condition or results of operations, but expects to use the intrinsic value method following the should these plans be adopted.
     Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. See Note 1 of Notes to the Consolidated Financial Statements for a discussion of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and of SFAS No. 127, "Deferral of the effective Date of Certain Provisions of FASB No. 125 until January 1, 1998. The adoption of the provisions of SFAS No. 125 and SFAS No. 127 did not have a material impact on the Bank's financial condition or results of operations.

                                       -twenty two-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

     Earnings Per Share. SFAS No. 128, "Earnings Per Share," issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with public-held common stock or potential common stock. It replaces the current presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. This statement is effective for financial statements issued for periods ending after December 15, 1997 including interim periods; earlier application not permitted. This statement requires restatement of all prior period EPS data presented.
     Disclosure of Information about Capital Structure. SFAS No. 129, "Disclosure of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure and applies to all entities. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinion No. 10, "Omnibus Opinion - 1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to those standards. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions Nos. 10 and 15 and SFAS No. 47. The adoption of the provisions of SFAS 129 did not have a material impact on the Company.
     Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," issued in July 1997, established standards for reporting and presentation of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification is required.
     Disclosure About Segments. SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," issued in June 1997 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 became effective for the Company's fiscal year ended December 31, 1998, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provision of SFAS No. 131 did not have a material impact on the company. See Note 23 of Notes to the Consolidated Financial Statements.
     Employers' Disclosure About Pension and Other Post-Retirement Benefits. SFAS No. 132, "Employers' Disclosure about Pensions and other Post-Retirement Benefits," issued in February 1998 provides new disclosure requirements regarding pension plans and other postretirement plans. The disclosures called for in SFAS No. 132 concerning pension and other postretirement benefits supersede the disclosure requirements in SFAS Nos. 87, 88, and 106. SFAS No. 132 does not address measurement or recognition. The statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Restatement of disclosures for earlier periods is required unless the information is not readily available.
     Accounting for Derivative Instruments and Hedging Activities. SFAS No 133,"Accounting for Derivative Instruments and Hedging Activities" issued in June 1998 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires the recognition of all derivatives as either assets or liabilities in the balance sheet and requires those instruments to be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. SFAS No. 133 is effective for all fiscal quarters and fiscal years beginning after June 15, 1998. Initial application must be as of the beginning of a fiscal quarter or year. The adoption of the provisions of this statement is not expected to have a material impact on the Company.
     Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Loans Held for Sale by a Mortgage Banking Enterprise," was issued in October of 1998, amends SFAS No. 65 to permit classification as trading, available-for-sale, or held-to-maturity mortgage-backed securities retained after the securitization of mortgage loans held for sale. This statement is effective for the first fiscal quarter beginning after December 15, 1998. Earlier application is encouraged and is permitted. The adoption of the provisions of this statement is not expected to have a material impact on the Company.


                                       -twenty three-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

Year 2000 Considerations.
     The Bank began working on its Year 2000 conversion process in 1996 as part of a project to update our information systems to a level that would allow us to compete in the 21st century. As a result, the Bank began a comprehensive review to identify all systems that would be affected, estimate cost projections, and compile a schedule or plan of action. The Bank is on schedule by having all internal mission critical systems tested and/or certified as Year 2000 compliant.
     The Bank's plan of action follows the FFIEC's suggested steps of Awareness, Assessment, Renovation, Validation, and Implementation. The Bank's progress toward completion of each step is as follows:

Awareness Phase
     Starting in 1996, senior management assigned Year 2000 responsibility to a team of employees that developed a strategy to address all internal and external systems. Routine periodic reports were furnished to the board of directors and requests to purchase the necessary hardware and software to completely upgrade all systems were approved by the Board of Directors. In early 1998 the Board of Directors appointed the Audit Committee, composed completely of outside directors, to monitor the Bank's Year 2000 efforts. The Audit Committee meets quarterly or more often if necessary. This step has been completed by the Bank.

Assessment Phase
     By August of 1997, management believed that all business processes and elements of the Bank's internal information systems and embedded chip systems had been identified and priorities set. Resource needs were identified, time frames established, and contingency plans were reviewed. This step has been completed by the Bank.

Renovation Phase
     This phase includes hardware and software upgrades, system replacements, vendor certification and associated changes. This phase also encompasses discussions with and monitoring of outside servicers and third-party software providers.
     In 1996, the Bank began replacing all internal hardware and software as necessary to upgrade to a Windows based operating system that would be Year 2000 compliant and meet the perceived technological challenges of the future. In 1997 the Bank also started to actively monitor our primary critical systems provider's efforts to renovate their systems to be Year 2000 compliant. The Bank has also made efforts to monitor other third party non-mission critical vendors' progress in attaining Year 2000 compliance.
     Internal Hardware - Since 1996, the Bank has replaced in excess of 95% of its internal hardware. The 20 units that have not been replaced have been renovated, validated and implemented. Management feels that all internal hardware is Year 2000 compliant as of December 31, 1998.
     Internal Software - The Bank has received certification by the appropriate vendors that all critical software utilized by our Wide Area Network as well as the consumer/commercial lending, the tellering, the general ledger, the trust, and the FedLine areas are Year 2000 compliant. The Bank has scheduled some additional upgrades to the consumer/commercial loan application software, the trust posting software and our mortgage lending application software. Vendor certified Year 2000 software to operate the check processing system has been installed and will be implemented upon completion of testing. Management feels that all internal software is Year 2000 compliant.
     Any additional hardware or software acquisitions or replacements will be vendor certified Year 2000 compliant before purchase.
     As is our practice with all mission critical system upgrades we will test the upgrades prior to replacement of current Year 2000 compliant hardware or software. Management considers this phase complete but ongoing.

Validation/Testing Phase
     Starting in June of 1998 a systematic testing of all internal computer hardware and software has been conducted by the Bank. Testing is completed by performing extensive testing with the computer dates converted to potentially troublesome dates such as January 1, 2000 or February 29, 2000. As noted above internal testing of upgrades will continue through June 30, 1999. This testing schedule allows time to correct any discovered deficiencies before the end of 1999. Many third party vendors have been tested and others are scheduled for testing prior to June 30, 1999. This phase is approximately 90% complete as of December 31, 1998.

                                       -twenty four-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

Implementation Phase
     Systems successfully tested will be certified as Year 2000 compliant. For any system failing validation testing, the business impact must be assessed and a contingency plan implemented. This phase is scheduled for completion by June 30, 1999.
     Third Party Providers - BISYS provides the Bank with mainframe services in its teller, general ledger, consumer, commercial, and mortgage lending areas. BISYS has certified that its systems are Year 2000 compliant. The Bank is 75% complete with the 90-day testing period of the interface between BISYS and the Bank and the software's performance when encountering potentially troublesome dates such as January 3, 2000 and February 29, 2000. The Bank is currently reviewing test results for all deposit and loan transactions and additional testing will be conducted if necessary. All testing will be completed by June 30, 1999.
     In addition to BISYS, the other third party providers that the Bank believes would impact mission critical systems are the Federal Reserve's FedLine System and the telecommunications and electric utilities. The FedLine System has been renovated, tested and implemented and management believes it is Year 2000 compliant. While both of the electric and telecommunications utilities have indicated that they are working to achieve Year 2000 compliance, neither has provided assurances that service will not be interrupted at the beginning of the new millennium. The Bank can only monitor the efforts of the utilities to become Year 2000 compliant. While loss of power or telephone/data line service would have a major impact on the Bank's operations and customers, it should not have a material effect on the Bank's results of operations, liquidity and financial condition unless the Bank is the only financial institution in the area without service. However, the Bank will be addressing contingency plans for these worse case scenarios starting upon completion of testing with all testable third party providers in the second quarter of 1999.
     Cost - The Bank believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year. Year 2000 costs are not always easy to separate from upgrades or changes in hardware/software for other reasons. Therefore, the Company believes some costs disclosed as Year 2000 costs could just as easily have been excluded as replacement costs unrelated to Year 2000 issues. The Company's estimated Year 2000 related cost for fiscal 1996 was $700,000. The Company's estimated Year 2000 related cost for fiscal 1997 was $250,000 and the Company's estimated Year 2000 cost for fiscal 1998 has been $150,000. The Bank currently believes that all major year 2000 expenditures have been made and therefore, estimates that only an additional $150,000 in Year 2000 cost will be incurred over the remaining 12 months. This cost will relate primarily to personnel cost incurred in the validation and implementation phases.
     Customer Awareness - The last three quarterly newsletters, which have been distributed to all customers, included articles to assist customers in understanding Year 2000 issues and to inform them of the Bank's Year 2000 preparation. The Bank intends to continue to use the newsletters, plus FDIC brochures, internally generated handouts and other venues to keep the customers informed.
     Contingency Planning - A formal Year 2000 contingency plan has been developed and approved by the board of directors. However, the plan will be reviewed and its focus narrowed to more definitively address worse case scenarios based upon the results of internal and third party provider testing which will be completed by June 30, 1999.
     The costs and completion dates for testing and corrections of Year 2000 problems are based on management's best estimates which were derived utilizing numerous forward looking assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer programs, failure of a key third party to meet expectations, availability and cost of key personnel.

Effects of Inflation and Changing Prices
     The consolidated financial statements and related financial data presented have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                                       -twenty five-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative Aspects of Market Risk. The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.
     Qualitative Aspects of Market Risk. The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between assets and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Company's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and the selling of fixed-rate one- to- four family mortgage loans. In addition, the Company maintains an investment portfolio of U.S. Government and agency securities with contractual maturities of between zero and two years. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of its interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with primarily terms of up to four years.
     Interest Rate Sensitivity The table below provides information about the Company's financial instruments at December 31, 1998 that are sensitive to changes in interest rates including off-balance sheet items. For financial instruments the table presents principle cash flows and related average interest rates by expected maturity dates with estimated fair values.
     Since this presentation is a snapshot of the financial instruments as of December 31, 1998 there are material limitations in not fully reflecting market risk exposures. The table does not consider the effects of interest rate changes on the embedded options on loans and deposit liabilities.
Changes in interest rates may cause borrowers to exercise the option to prepay loans before the scheduled maturity. Depositors have the option to withdraw deposits before maturity which is the case with certificate accounts or to withdraw funds anytime from accounts with no stated maturity such as savings accounts. This table also does not take into consideration the effects on reinvestment of maturing financial instruments. This presentation does not consider that all rate changes affect assets or liabilities in the same maturity range by equal amounts. When interest rates change, all rates do not change in equal amounts nor do they change at the same time. Some financial instruments have indefinite maturities. That is to say that some assets and some significant liabilities do not have clear maturities.
     As of December 31, 1998, the Company's greatest exposure would be to declining rates. The Company has more assets maturing than liabilities during the one year time frame which reduce the yield on assets faster than the cost of deposits would decline.

                                       -twenty six-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                              (CONTINUED)

                               After 3
             Within     One    Years   After 5   Beyond
             One      Year to  To 5    Years to  10
             Year     3 Years  Years   10 Years  Years    Total    Fair Value
------------------------------------------------------------------------------
Interest-
 Sensitive
 Assets:
Fixed rate
 loans      $ 48,385  $32,879  $38,286  $ 7,051  $ 9,837  $136,438
Average Rate   8.802    9.037    8.789   10.137    6.870     8.785
Adjustable
 rate loans   39,378   15,042    6,898    9,435   41,279   112,032
Average Rate   8.399    8.212    8.335    7.782    7.666     8.048
Total loans   87,763   47,921   45,184   16,486   51,116   248,470   248,970

Adjustable rate
Mortgage-
 backed
 securities       23       57       63      202      614       959       963
Average Rate   6.950    6.952    6.955    6.959    6.987     6.976

Fixed rate
Investments
 and other
 interest-
 earning
 assets       56,505         -        -        -       -    56,505    56,505
Average Rate   5.370         -        -        -       -     5.370

Adjustable rate
Investments
 and other
 interest-
 earning
 deposits     31,078         -        -        -       -    31,078    31,078
Average Rate   4.974         -        -        -       -     4.974

FHLB Stock       316       716      719        -       -     1,751     1,751
Average Rate   7.135     7.135    7.135        -       -     7.135

Total
 Interest-
 Sensitive
 Assets      175,685    48,694   45,966   16,688  51,730   338,763

Interest-
 Sensitive
 Liabilities:
Deposits with
 no stated
 maturity
Now accounts   6,532    14,845   14,251        -       -    35,628    35,628
Average Rate   1.000     1.000    1.000        -       -     1.000
Savings
 accounts      2,492     5,663    5,437        -       -    13,592    13,592
Average Rate   1.720     1.720    1.720        -       -     1.720
Money Market   9,619    21,861   20,986        -       -    52,466    52,466
Average Rate   4.060     4.060    4.060        -       -     4.060

Fixed rate
Certificate
 accounts     92,622    21,657    8,631       30      55   122,995
Average Rate   5.184     5.405    5.822    5.000   5.000     5.267
Adjustable
 rate
Certificate
 accounts      1,538       727        -        -       -     2,265
Average Rate   5.153     5.326        -        -       -     5.208
Total
 Certificate
 accounts     94,160    22,384    8,631       30      55   125,260   126,701
Total
 Interest-
 Rate Lia-
 bilities    112,803    64,753   49,305       30      55   226,946

Off-Balance
 Sheet Items:
Commitments
 to extend
 credit      52,098                                                   52,098
Average Rate             8.260
Unused lines
 of credit   30,645                                                   30,645
Average Rate  8.550

                                       -twenty seven-

                       RAYBURN, BETTS & BATES, P.C.
                  -----Certified Public Accountants-----
                               Suite 420
                           3310 West End Avenue
                        Nashville, Tennessee 37203


                      Independent Auditors' Report
                      ----------------------------

Board of Directors
Cavalry Bancorp, Inc.
Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of Cavalry Bancorp, Inc. and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Rayburn, Betts & Bates, P.C.

RAYBURN, BETTS & BATES, P.C.
Nashville, Tennessee
January 22, 1999

                                       -twenty eight-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1998 AND 1997
                          (DOLLARS IN THOUSANDS)

                                                          1998       1997
------------------------------------------------------------------------------
Assets
Cash (note 2)                                          $ 12,110    $  10,695
Interest-bearing deposits with other financial
 institutions                                            41,078       26,963
                                                       ---------------------
Cash and cash equivalents                                53,188       37,658
Investment securities available-for-sale (note 3)        46,505       10,077
Investment securities held to maturity (note 3)               -        1,700
Mortgage-backed securities held to maturity (note 4)        959        1,301
Loans held for sale, at estimated fair value (note 5)    10,923        4,855
Loans receivable, net (notes 5 and 10)                  237,547      212,979
Accrued interest receivable:
  Loans, net of allowance for delinquent interest of
   $3 and $3 in 1998 and 1997, respectively               1,497        1,400
  Investment securities                                     872          314
  Mortgage-backed securities held to maturity                 7           10
Office properties and equipment, net (note 6)             8,782        8,072
Required investment in stock of Federal Home Loan
 Bank, at cost (note 7)                                   1,751        1,631
Deferred tax asset, net (note 11)                         1,401        1,168
Real estate acquired in settlement of loans                  80            -
Other assets                                              1,380          964
                                                       ---------------------
Total assets                                           $364,892     $282,129
                                                       =====================
Liabilities and Equity
Liabilities:
 Deposits (note 9)                                     $266,032     $248,267
 Accrued interest payable                                   285          328
 Advance payments by borrowers for property
  taxes and insurance                                       237          295
 Income taxes payable (note 11)                           1,484          999
 Accrued expenses and other liabilities (note 12)         1,673        1,793
                                                       ---------------------
Total liabilities                                       269,711      251,682
                                                       ---------------------
Equity:
 Preferred stock, no par value:
  Authorized - 250,000 shares; none issued or
   outstanding at December 31, 1998 and 1997                  -            -
  Common stock, no par value:
   Authorized - 49,750,000 shares; issued and
    outstanding:  7,161,337 shares at
    December 31, 1998 (none issued or outstanding
    at December 31, 1997) (note 13)                      65,705            -
 Retained earnings (note 13)                             35,037       30,452
 Unallocated ESOP shares                                 (5,612)           -
 Accumulated other comprehensive income, net of taxes        51           (5)
                                                       ---------------------
Total equity                                             95,181       30,447
                                                       ---------------------
Total liabilities and equity                           $364,892     $282,129
                                                       =====================

Commitments and contingencies (notes 2, 12 and 19)

See accompanying notes to consolidated financial statements.

                                       -twenty nine-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                      CONSOLIDATED STATEMENTS OF INCOME
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                1998        1997      1996
------------------------------------------------------------------------------
Interest and dividend income:
 First mortgage loans                       $   11,488   $  12,429  $ 11,516
 Other loans                                    10,313       7,861     6,165
 Investment securities                           1,936         604     1,338
 Deposits with other financial
  institutions                                   2,790         952       464
 Mortgage-backed securities held to maturity        69          93       101
                                            --------------------------------
   Total interest and dividend income           26,596      21,939    19,584
                                            --------------------------------
Interest expense - deposits (note 9)             9,594       9,289     8,232
Interest expense - advances from Federal
 Home Loan Bank                                      -           -        36
                                            --------------------------------
Total interest expense                           9,594       9,289     8,268
                                            --------------------------------
Net interest income                             17,002      12,650    11,316
Provision for loan losses (note 5)                 452         700       120
                                            --------------------------------
Net interest income after provision
 for loan losses                                16,550      11,950    11,196
                                            --------------------------------
Noninterest income:
Servicing income                                   374         506       548
Gain on sale of real estate acquired in
 settlement of loans, net                            2           2        11
Gain on sale of loans, net                       2,266       1,126       890
Gain on sale of office properties and
 equipment                                           -           -        40
Deposit servicing fees and charges               1,512       1,173       973
Trust service fees                                 795         649       483
Other operating income                             277         205       213
                                            --------------------------------
Total noninterest income                         5,226       3,661     3,158
                                            --------------------------------
Noninterest expenses:
Compensation, payroll taxes and fringe
 benefits (note 12)                              7,094       5,808     4,661
Occupancy expense                                  759         550       493
Supplies, communications and other
 office expenses                                   823         675       567
Federal insurance premiums (note 18)               146         112     1,654
Advertising expense                                229         233       201
Equipment and service bureau expense             2,301       2,005     1,466
Loss on sale of office properties and
 equipment                                          21           -         -
Other taxes                                        350         402       200
Other operating expenses                           758         713       544
                                            --------------------------------
   Total noninterest expenses                   12,481      10,498     9,786
                                            --------------------------------
Income before income tax expense                 9,295       5,113     4,568
Income tax expense (note 11)                     3,598       1,911     1,754
                                            --------------------------------
Net income                                  $    5,697   $   3,202  $  2,814
                                            ================================
Basic earnings per share (note 15)          $     0.83         N/A       N/A
                                            ================================
Weighted average shares outstanding          6,908,959         N/A       N/A
                                            ================================

See accompanying notes to consolidated financial statements.

                                       -thirty-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (DOLLARS IN THOUSANDS)

                                                1998        1997      1996
------------------------------------------------------------------------------
Net income                                  $    5,697   $   3,202  $  2,814
Other comprehensive income, net of tax
 (note 22):
Unrealized gain (loss) on investment
 securities available-for-sale                      56          (5)        -
                                            --------------------------------
Comprehensive income                        $    5,753   $   3,197  $  2,814
                                            ================================

See accompanying notes to consolidated financial statements.

                                       -thirty one-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (DOLLARS IN THOUSANDS)

                                                       Unallo-
                                                       cated  Compre-
                          Common   Common   Retained   ESOP   hensive  Total
                          Shares   Stock    Earnings   Shares Income  Equity
------------------------------------------------------------------------------
Balance, December
 31, 1995                      -   $     -   24,436        -     -    24,436
  Net income                   -         -    2,814        -     -     2,814
Balance, December      -----------------------------------------------------
 31, 1996                      -         -   27,250        -     -    27,250
  Net income                   -         -    3,202        -     -     3,202
Change in valuation
 allowance for invest-
 ment securities avail-
 able-for-sale, net
 of income taxes of $3         -         -        -        -    (5)       (5)
Balance December       -----------------------------------------------------
 31, 1997                      -         -   30,452        -    (5)   30,447
  Net income                   -         -    5,697        -     -     5,697
Change in valuation
 allowance for invest-
 ment securities avail-
 able-for-sale, net of
 income taxes of $30           -         -        -        -    56        56
Issuance of common
 stock                 7,538,250    73,816        -   (6,031)    -    67,785
ESOP shares committed
 for release                   -       467        -      419     -       886
Purchase and retirement
 of common stock
 (note 13)              (376,913)   (8,578)       -        -     -    (8,578)
Dividends ($0.15 per
 share)                        -         -   (1,112)       -     -    (1,112)
Balance, December      -----------------------------------------------------
 31, 1998              7,161,337   $65,705   35,037   (5,612)   51    95,181
                       =====================================================

See accompanying notes to consolidated financial statements.

                                       -thirty two-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (DOLLARS IN THOUSANDS)

                                                1998        1997      1996
------------------------------------------------------------------------------
Net income                                  $    5,697   $   3,202  $  2,814
Operating activities:
 Net income                                 $    5,697   $   3,202  $  2,814
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Provision for loan losses                       452         700       120
   Gain on sales of real estate acquired
    in settlement of loans, net                     (2)         (2)      (11)
   Gain on sales of loans, net                  (2,266)     (1,126)     (890)
   Loss (gain) on sale of office
    properties and equipment                        21           -       (40)
   Depreciation and amortization on
    office properties and equipment              1,207       1,078       733
   Allocation of ESOP shares at fair value         886           -         -
   Net amortization (accretion) of investment
    and mortgage-backed securities premiums
    and discounts                                  (96)         42       102
   Amortization of deferred loan origination
    fees                                        (1,209)     (1,090)   (1,152)
   Loan fees collected                           1,272       1,097     1,294
   Deferred income tax benefit                    (233)       (413)     (231)

   Proceeds from sales of loans                120,761      70,511    71,235

   Origination of loans held for sale         (124,563)    (68,987)  (71,909)
   Decrease (increase) in accrued interest
    receivable                                    (652)       (278)      167
   Increase in other assets                       (416)       (416)     (162)
   Decrease (increase) in accrued interest
    payable                                        (43)         64        (7)
   Stock dividends on Federal Home
    Loan Bank stock                               (120)       (112)     (102)
   (Decrease) increase in accrued expenses
    and other liabilities                         (508)        293       170
   Increase (decrease) in income taxes payable     485         (90)      469
                                            --------------------------------
   Net cash provided by operating activities       673       4,473     2,600
Investing activities:                       --------------------------------
  Increase in loans receivable, net            (25,195)    (13,084)  (40,962)
  Principal payments on mortgage backed
   securities held to maturity                     331         117       116
  Proceeds from the sales of branch and
   office properties and equipment                 203          82       153
  Purchases of investment securities
   available-for-sale                          (70,295)    (10,121)        -
  Purchases of investment securities held
  to maturity                                   (3,940)          -    (2,002)
  Proceeds from maturities of investment
   securities                                   39,700       6,000    29,750
  Purchases of office properties and
   equipment                                    (2,141)     (3,029)   (1,763)
  Proceeds from sale of real estate
   acquired through foreclosure                     34           -        51
                                            --------------------------------
    Net cash used in investing activities      (61,303)    (20,035)  (14,657)
                                            ================================

See accompanying notes to consolidated financial statements.

                                       -thirty three-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (DOLLARS IN THOUSANDS)

                                                1998        1997      1996
------------------------------------------------------------------------------
Financing activities:
  Net increase in deposits                  $   17,765   $  33,734  $ 17,800
  Net decrease in advance payments by
   borrowers for property taxes and
   insurance                                       (58)        (33)     (159)
  Issue of common stock                         69,352           -         -
  Retirement of common stock                    (8,578)          -         -
  Stock issuance costs                          (1,567)          -         -
  Dividends paid                                  (754)          -         -
  Net cash provided by financing            --------------------------------
   activities                                   76,160      33,701    17,641
                                            --------------------------------
Increase in cash and cash equivalents           15,530      18,139     5,584
Cash and cash equivalents, beginning of year    37,658      19,519    13,935
                                            --------------------------------
Cash and cash equivalents, end of year      $   53,188   $  37,658  $ 19,519
                                            ================================
Supplemental Disclosures of Cash Flow
 Information:
Payments during the period for:
  Interest                                  $    9,637   $   9,225  $  5,500
                                            ================================
  Income taxes                              $    3,608   $   2,535  $  1,591
                                            ================================
Supplemental Disclosures of Noncash
 Investing and Financing Activities:
Foreclosures and in substance
 foreclosures of loans during year          $      112   $       -  $     44
                                            ================================
Interest credited to deposits               $    3,690   $   2,902  $  2,775
                                            ================================
Net unrealized gains (losses) on
 investment securities available
 for sale                                   $       86   $      (8) $      -
                                            ================================
Increase in deferred tax asset
 (liability) related to unrealized
 gain (loss) on investments                 $      (30)  $       3  $      -
                                            ================================
Issue of common stock funded by
 subscription escrow accounts               $   36,532   $       -  $      -
                                            ================================
Issue of common stock funded by
 deposit accounts                           $   32,820   $       -  $      -
                                            ================================
Issue of common stock to ESOP               $    6,031   $       -  $      -
                                            ================================

See accompanying notes to consolidated financial statements.

                                       -thirty four-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

(1) Summary of Significant Accounting Policies:
Change in Reporting Entity
     On August 7, 1997, the Board of Directors of Cavalry Banking (the "Bank") adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered capital stock savings bank (the "Conversion"). The Conversion was accomplished through the formation of Cavalry Bancorp, Inc. (the "Corporation") on November 5, 1997, the adoption of a federal stock charter on February 26, 1998, the sale of all of the Bank's stock to the Corporation on March 16, 1998, and the sale of the Corporation's stock to the public on March 16, 1998.
     A subscription offering ("offering") of the shares of common stock of the Corporation was conducted whereby the shares were offered initially to eligible account holders, Cavalry Banking Employee Stock Ownership Plan ("ESOP"), supplemental eligible account holders and other members of the Bank (collectively "Subscribers"). During the offering, subscribers submitted orders for common stock along with full payment for the order in either cash, by an authorization to withdraw funds for payment from an existing deposit account at the Bank upon issuance of stock, or a combination of cash and account withdrawal. The offering began January 21, 1998 and concluded on February 25, 1998. Subscription funds received in connection with the offering were placed in special escrow accounts in the Bank. For those orders that were to be funded through account withdrawals, the Bank placed "holds" on those accounts, restricting the withdrawal of any amount which would reduce the account balance below the amount of the order.
     On March 16, 1998, the Corporation issued approximately 7,538,000 shares of common stock for gross proceeds of approximately $75,383,000. The aggregate purchase price was determined by an independent appraisal. As the Corporation received subscriptions in excess of shares available, shares were allocated in accordance with the Plan of Conversion. Sources of gross proceeds were as follows (in thousands of dollars):

     Subscription escrow accounts               $ 36,532
     Deposit account withdrawals                  32,820
     Note receivable from ESOP                     6,031
                                                --------
     Gross proceeds                             $ 75,383
                                                ========

     All excess subscription funds were refunded to subscribers and holds on deposit accounts were released after the stock was issued.
     Conversion expenses totaled approximately $1,567,000 and were deducted from gross proceeds to result in net proceeds of approximately $73,816,000. As of December 31,1997, Conversion costs were approximately $192,000 and are included in the balance sheet caption "Other assets".
     The Bank issued all of its outstanding capital stock to the Corporation in exchange for one-half of the net proceeds from the sale of the Corporation's capital stock. The Corporation accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Bank maintain their historical cost basis in the consolidated financial statements of the Company.

Accounting
     The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles and conform to general practices in the banking industry.

Principles of Consolidation
     The consolidated financial statements include the accounts of the Corporation and the Bank, collectively the Company. Since the Corporation was inactive from incorporation through March 16, 1998, the information contained in the financial statements prior to that date relates to the Bank and its subsidiaries. During December 1997, all subsidiaries of the Bank were dissolved. Significant intercompany balances and transactions have been eliminated in consolidation under the equity method.

Estimates
     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

                                       -thirty five-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

Business
     The Company's principal business activities are conducted through the Bank, which is a federally chartered stock bank engaged in the business of attracting deposits from the general public and originating residential property loans (one-to-four family home mortgage, cooperative apartment and multi-family property loans) as well as commercial real estate loans and consumer loans. The Bank is subject to competition from other financial institutions. Deposits at the Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC). The Bank is subject to comprehensive regulation, examination and supervision by the OTS and the FDIC.
     A substantial portion of the Company's loans are secured by real estate in the Middle Tennessee market. In addition, foreclosed real estate is located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate is susceptible to changes in local market conditions.
     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Cash Equivalents
     Cash equivalents include cash and demand and time deposits at other financial institutions with remaining maturities of three months or less.

Investment Securities
     In accordance with Statement of Financial Accounting Standards No. (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to report debt, readily-marketable equity, mortgage-backed and mortgage related securities in one of the following categories: (i) "held-to-maturity" (management has a positive intent and ability to hold to maturity) which are to be reported at amortized cost adjusted, in the case of debt securities, for the amortization of premiums and accretion of discounts;
(ii) "trading" (held for current resale) which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) "available for-sale" (all other debt, equity, mortgage-backed and mortgage related securities) which are to be reported at fair value, with unrealized gains and losses reported net of tax as a separate component of equity. At the time of new securities purchases, a determination is made as to the appropriate classification. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in equity, net of any tax effect. Cost of securities sold is recognized using the specific identification method.

Mortgage-backed Securities Held to Maturity
     Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at the unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Management intends and has the ability to hold such securities to maturity. The Company has classified all mortgage-backed securities in its portfolio as held to maturity. Should any be sold, cost of securities sold is determined using the specific identification method.

Loans Receivable
     Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using the interest method.
     Loan origination and commitment fees, as well as certain origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans adjusted for estimated prepayments based on the Company's historical prepayment experience, using the interest method. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on these loans is reversed from income and an allowance for accrued interest is recorded.
     The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss

                                       -thirty six-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.
     Loans are considered to be impaired when, in management's judgement, principal or interest is not collectible according to the contractual terms of the loan agreement. When conducting loan evaluations, management considers various factors such as historical loan performance, the financial condition of the borrower and adequacy of collateral to determine if a loan is impaired.
     The measurement of impaired loans generally is based on the present value of future cash flows discounted at the historical effective interest rate, except that collateral-dependent loans generally are measured for impairment based on the fair value of the collateral. When the measured amount of an impaired loan is less than the recorded investment in the loan, the impairment is recorded as a charge to income and a valuation allowance which is included as a component of the allowance for loan losses.
     Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or market value determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance through charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method.

Real Estate Acquired in Settlement of Loans
     Real estate acquired in settlement of loans includes property acquired through foreclosure and deeds in lieu of foreclosure. Property acquired by deed in lieu of foreclosure results when a borrower voluntarily transfers title to the Company in full settlement of the related debt in an attempt to avoid foreclosure. Real estate acquired in settlement of loans is valued at the date of acquisition and thereafter at the lower of fair value less costs to sell or the Company's net investment in the loan and subsequent improvements to the property. Certain costs relating to holding the properties, and gains or losses resulting from the disposition of properties are recognized in the current period's operations.

Office Properties and Equipment
     Depreciation and amortization are provided over the estimated useful lives of the respective assets which range from 3 to 40 years. All office properties and equipment are recorded at cost and are depreciated on the straight-line method.

Income Taxes
     Under the asset and liability method of SFAS 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     The Corporation and the Bank file separate federal income and combined state franchise and excise tax returns. Each tax return accrues tax expense on a separate entity basis.

Fair Values of Financial Instruments
     SFAS 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Fair value estimates are made at a point in time, based on relevant market information and information about the financial instrument. Accordingly, such estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                                       -thirty seven-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

     The following are the more significant methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments:
     Cash and cash equivalents: The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate those assets' fair values, because they mature within 90 days or less and do not present credit risk concerns.
     Investment securities and mortgage-backed securities: Fair values for investment securities and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
     Loans receivable: The fair values for loans receivable are estimated using discounted cash flow analysis which considers future repricing dates and estimated repayment dates, and further using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.
     Loans held for sale: Fair value is based on investor commitments, or in the absence of such commitments, on current investor yield requirements.
     Accrued interest receivable: Fair value is estimated to approximate the carrying amount because such amounts are expected to be received within 90 days or less and any credit concerns have been previously considered in the carrying value.
     Deposits: The fair values disclosed for deposits with no stated maturity such as demand deposits, interest-bearing checking accounts and passbook savings accounts are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit and other fixed maturity time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on such type accounts to a schedule of aggregated contractual maturities on such time deposits.
     Accrued interest payable: The carrying amount will approximate fair value as the majority of such interest will be paid within 90 days or less.
     Commitments to extend credit: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Sale and Servicing of Mortgage Loans
     The Company sells mortgage loans for cash proceeds equal to the principal amount of the loans sold but with yield rates which reflect the current market rate. Gain or loss is recorded at the time of sale in an amount reflecting the difference between the contractual interest rates of the loans sold and the current market rate. Certain loans are sold with the servicing retained by the Company. Servicing income is recognized as collected and is based on the normal agency servicing fee as defined by GNMA, FNMA, or FHLMC. For mortgage servicing rights that are created through the origination of mortgage loans, and where the loans are subsequently sold or securitized with servicing rights retained, the Company allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values. The Company periodically makes an assessment of capitalized mortgage servicing rights for impairment based on the current fair value of those rights.
     Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected. Mortgage servicing rights (MSRs) are amortized, as a reduction to loan service fee income, using the interest method over the estimated remaining life of the underlying mortgage loans. MSR assets are carried at fair value and impairment, if any, is recognized through a valuation allowance. The Company primarily sells its mortgage loans on a non-recourse basis.

Effect of New Accounting Pronouncements
     In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative. The statement is effective for fiscal years beginning after June 19, 1998. The adoption of the provisions of this statement is not expected to have a material impact on the Company.
     In October 1998, the FASB issued SFAS 134, Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statements is an amendment of SFAS 65, Accounting for Certain Mortgage Banking Activities. This statement is effective for the first fiscal quarter beginning after December 15, 1998. Earlier application is encouraged and is permitted. The adoption of the provisions of this statement is not expected to have a material impact on the Company.

                                       -thirty eight-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

(2) Cash:
     The Company is required to maintain cash on hand or in the Federal Reserve Bank account for various regulatory purposes. During 1998 and 1997, such required cash averaged approximately $2,654,000 and $2,100,000, respectively.

(3) Investment Securities Held to Maturity and Investment Securities Available-for-Sale:
     The amortized cost and estimated fair values of investment securities held to maturity and available-for-sale at December 31, 1998 and 1997, are as follows:
     Investment securities held to maturity:
                                                  December 31, 1997
                                 ---------------------------------------------
                                               Gross       Gross     Estimated
                                 Amortized   Unrealized  Unrealized    Fair
                                  Cost         Gains       Losses      Value
------------------------------------------------------------------------------
U.S. Treasury securities and
 obligations of U.S. Government
 agencies                        $ 1,700       $  2        $  2       $ 1,700
                                 ============================================
Investment securities
 available-for-sale:
                                                  December 31, 1998
                                 ---------------------------------------------
                                               Gross       Gross     Estimated
                                 Amortized   Unrealized  Unrealized    Fair
                                  Cost         Gains       Losses      Value
------------------------------------------------------------------------------
U.S. Treasury securities and
 obligations of U.S.
 Government agencies             $46,424       $ 88        $  7       $46,505
                                 ============================================

                                                  December 31, 1997
                                 ---------------------------------------------
                                               Gross       Gross     Estimated
                                 Amortized   Unrealized  Unrealized    Fair
                                  Cost         Gains       Losses      Value
------------------------------------------------------------------------------
U.S. Treasury securities and
 obligations of U.S.
 Government agencies             $10,085      $   -        $  8       $10,077
                                 ============================================

     The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 1998, by contractual maturity, are shown below.

Investment securities
 available-for-sale:
                                                                     Estimated
                                                         Amortized     Fair
                                                           Cost        Value
------------------------------------------------------------------------------

U.S. Treasury securities and
 obligations of U.S.
 Government agencies:
  Maturing within one year                                $46,424    $46,505
                                                          ------------------
                                                          $46,424    $46,505
                                                          ==================

     The amortized cost and estimated fair value of investment securities held to maturity and available-for-sale at December 31, 1997, by contractual maturity, are shown below.

Investment securities held
 to maturity:
                                                                     Estimated
                                                         Amortized     Fair
                                                           Cost        Value
------------------------------------------------------------------------------
U.S. Treasury securities and
 obligations of U.S.
 Government agencies:
   Maturing within one year                               $ 1,000    $ 1,002
   Maturing from one to five years                            700        698
                                                          ------------------
                                                          $ 1,700    $ 1,700
                                                          ==================

                                       -thirty nine-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

Investment securities held
 to maturity:
                                                                     Estimated
                                                         Amortized     Fair
                                                           Cost        Value
------------------------------------------------------------------------------
U.S. Treasury securities and
 obligations of U.S.
 Government agencies:
  Maturing within one year                                $ 8,063    $ 8,057
  Maturing from one to five years                           2,022      2,020
                                                          ------------------
                                                          $10,085    $10,077
                                                          ==================

     At December 31, 1998 and 1997, investment securities with amortized cost values of $2,008,000 and $2,027,000, respectively, were pledged as collateral as permitted or required by law.
     There were no sales of investment securities available-for-sale in the years ended December 31, 1998, 1997, and 1996.

(4) Mortgage-backed Securities Held to Maturity:
     The amortized cost and estimated fair values of mortgage-backed securities held to maturity at December 31, 1998 and 1997, are as follows:

                                                  December 31, 1998
                                 ---------------------------------------------
                                               Gross       Gross     Estimated
                                 Amortized   Unrealized  Unrealized    Fair
                                  Cost         Gains       Losses      Value
------------------------------------------------------------------------------
Mortgage-backed securities:
  FHLMC                          $    254      $  2        $  1       $   255
  FNMA                                705         5           2           708
   Total mortgage-backed         --------------------------------------------
    securities held to maturity  $    959      $  7        $  3       $   963
                                 ============================================

                                                  December 31, 1997
                                 ---------------------------------------------
                                               Gross       Gross     Estimated
                                 Amortized   Unrealized  Unrealized    Fair
                                  Cost         Gains       Losses      Value
------------------------------------------------------------------------------
Mortgage-backed securities:
  FHLMC                          $    420      $  6        $  -       $   426
  FNMA                                881         9           4           886
   Total mortgage-backed         --------------------------------------------
    securities held to maturity  $  1,301      $ 15        $  4       $ 1,312
                                 ============================================

     There were no sales of mortgage-backed securities held to maturity in the years ended December 31, 1998, 1997, and 1996.

(5) Loans Held-for-Sale, Net and Loans Receivable, Net:
     Loans held for sale, net are summarized as follows:

                                                            1998       1997
------------------------------------------------------------------------------
One-to-four family loans                                   $10,923    $ 4,855
                                                           ==================
     Total loans held for sale, net                        $10,923    $ 4,855
                                                           ==================

     The Company originates most fixed rate loans for immediate sale to the Federal Home Loan Mortgage Corporation (FHLMC) or other investors. Generally, the sale of such loans is arranged at the time the loan application is received through commitments.

                                       -forty-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

     Loans receivable, net at December 31, 1998 and 1997, consisted of the following:

                                                            1998       1997
------------------------------------------------------------------------------
Loans secured by first mortgages on real estate:
  One-to-four family                                     $ 75,554   $ 82,930
  Multi-family                                              1,125      1,338
  Land                                                     15,367     17,011
  Commercial real estate                                   52,516     39,690
  Construction and development                             84,900     54,666
                                                         -------------------
    Total first mortgage loans                            229,462    195,635
  Second mortgage loans                                     3,790      2,783
  Commercial loans                                         30,213     22,544
  Consumer loans                                           41,107     30,564
                                                         -------------------
                                                          304,572    251,526
Less:
  Loans in process                                         52,098     30,178
  Allowance for loan losses                                 3,231      2,804
  Deferred loan fees, net                                     773        710
  Loans held for sale                                      10,923      4,855
                                                         -------------------
    Loans receivable, net                                $237,547   $212,979
                                                         ===================

     Loans are presented net of loans serviced for the benefit of others totaling approximately $124.9 million, $116.0 million and $123.3 million at December 31, 1998, 1997 and 1996, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow amounts, disbursing payments to investors and foreclosure processing.
     Impaired loans and related valuation allowance amounts at December 31, 1998 and 1997 were as follows:

                                                            1998       1997
------------------------------------------------------------------------------
Recorded investment                                      $  1,340   $      -
Valuation allowance                                      $    204   $      -

     The average recorded investment in impaired loans for the years ended December 31, 1998 and 1997 was $700,000 and $0, respectively.

Activity in the allowance for loan losses, consisted of the following:

                                                 1998       1997      1996
------------------------------------------------------------------------------
Balance at beginning of period               $  2,804    $  2,123   $  1,997
Provision for loan losses                         452         700        120
Recoveries                                         29          30        218
Charge-offs                                       (54)        (49)      (212)
                                             -------------------------------
Balance at end of period                     $  3,231    $  2,804   $  2,123
                                             ===============================

     Nonaccrual loans totaled approximately $107,000 and $150,000 at December 31, 1998 and 1997, respectively. Interest income foregone on such loans was approximately $12,400, $9,500 and $10,300 during the years ended December 31, 1998, 1997 and 1996, respectively. The Company is not committed to lend additional funds to borrowers whose loans have been placed on a nonaccrual basis.

Loans in arrears three months or more were as follows:


                                                  Amount      % of loans
    -----------------------------------------------------------------------
      December 31, 1998                           $    66        0.02%
                                                  ===================
      December 31, 1997                           $    98        0.05%
                                                  ===================

     The Company originates loans to officers and directors at terms substantially identical to those available to other borrowers. Mortgage and consumer loans to officers and directors at December 31, 1998 and 1997 were approximately $1,567,000 and $461,000, respectively.

                                       -forty one-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

(6) Office Properties and Equipment, Net:
     Office properties and equipment, less accumulated depreciation, consisted of the following at December 31, 1998 and 1997:

                                                            1998       1997
------------------------------------------------------------------------------
Land                                                     $  2,904   $   2,525
Office buildings                                            4,891       4,190
Furniture, fixtures, and equipment                          6,037       5,918
Leasehold improvements                                        286         224
Automobiles                                                   138         107
Construction in process                                         4           1
                                                         --------------------
                                                           14,260      12,965
Less accumulated depreciation                               5,478       4,893
                                                         --------------------
     Office properties and equipment, net                $  8,782   $   8,072
                                                         ====================

(7) Required Investment in Stock of Federal Home Loan Bank:
     The Bank is a member of the Federal Home Loan Bank (FHLB). As a member of this system, the Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Cincinnati in an amount equal to the greater of 1% of residential mortgage loans and mortgage-backed securities, or .3% of total assets of the Bank. At December 31, 1998, no additional investments are required. No ready market exists for the stock, and it has no quoted market value, but may be redeemed for face value by the FHLB if the Bank withdraws its membership. Accordingly, this investment is carried at the Bank's historical cost.

(8) Mortgage Servicing Rights:
     An analysis of the activity for originated mortgage servicing rights is as follows:

Balance, December 31, 1996                                         $      23
     Originations                                                        257
     Amortization                                                        (68)
                                                                   ---------
Balance, December 31, 1997                                               212
     Originations                                                        664
     Amortization                                                       (207)
                                                                   ---------
Balance, December 31, 1998                                         $     669
                                                                   =========

(9) Deposits:
     Savings, demand, and time deposit account balances are summarized as follows:

                                                      December 31, 1998
                                                ------------------------------
                                                 Weighted
Type of Account                                 Average Rate        Amount
------------------------------------------------------------------------------
Personal accounts                                    - %          $  39,088
NOW accounts                                      1.00               35,628
Savings accounts                                  1.72               13,591
Certificates of deposit                           5.27              125,259
Money market accounts                             4.06               52,466
                                                                  ---------
                                                                  $ 266,032
                                                                  =========

                                                      December 31, 1997
                                                ------------------------------
                                                 Weighted
Type of Account                                 Average Rate        Amount
------------------------------------------------------------------------------
Personal accounts                                    - %          $  25,851
NOW accounts                                      1.67               31,553
Savings accounts                                  1.99               15,239
Certificates of deposit                           5.30              132,881
Money market accounts                             4.19               42,743
                                                                  ---------
                                                                  $ 248,267
                                                                  =========

                                       -forty two-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

     Scheduled maturities of certificates of deposit are as follows:

                                                      December 31, 1998
                                          ------------------------------------
                                           Weighted
Type of Account                           Average Rate    Amount    Percent
------------------------------------------------------------------------------
1 year or less                               5.18%      $  99,565    79.49%
Greater than 1 year through 2 years          5.48          15,475    12.35
Greater than 2 years through 3 years         5.37           1,505     1.20
Greater than 3 years through 4 years         5.87           3,153     2.52
Greater than 4 years through 5 years         5.78           5,561     4.44
                                                        ------------------
                                                        $ 125,259   100.00%
                                                        ==================

                                                      December 31, 1997
                                          ------------------------------------
                                           Weighted
Type of Account                           Average Rate    Amount    Percent
------------------------------------------------------------------------------
1 year or less                               5.48%      $ 109,481    82.39%
Greater than 1 year through 2 years          5.63          16,538    12.45
Greater than 2 years through 3 years         6.17           2,654     2.00
Greater than 3 years through 4 years         5.57             816     0.61
Greater than 4 years through 5 years         5.88           3,392     2.55
                                                        ------------------
                                                        $ 132,881   100.00%
                                                        ==================

     Certificates of deposit in excess of $100,000 were approximately $27.5 million and $28.9 million at December 31, 1998 and 1997, respectively.
     The FDIC insures deposits of account holders up to $100,000 per insured depositor. To provide for this insurance, the Bank must pay a risk-based annual assessment which considers the financial soundness of the institution and capitalization level (note 18). At December 31, 1998, the Bank was assessed at the FDIC's lowest assessment level, as a well capitalized institution.
     Interest expense on deposit balances for the years ended is summarized as follows:

                                                 1998         1997      1996
------------------------------------------------------------------------------
Savings accounts                              $    423    $   302    $   350
Money market and NOW accounts                    2,364      1,955      1,595
Certificates of deposit                          6,807      7,032      6,287
                                              ------------------------------
                                              $  9,594    $ 9,289    $ 8,232
                                              ==============================

(10) Advance from the Federal Home Loan Bank:
     As of December 31, 1998 and 1997, no funds are owed to the Federal Home Loan Bank of Cincinnati (FHLB). Available advances were $15,000,000 and $12,100,000 at December 31, 1998 and 1997, respectively, and are secured by a blanket agreement to maintain residential first mortgage loans with a principal value of 150% of the outstanding advances and has a variable interest rate.
     By pledging additional residential first mortgage loans, the Company can increase its borrowings from the FHLB to $50,026,000 at December 31, 1998.

(11) Income Taxes:
     The components of income tax expense (benefit) are as follows:

                                                 1998         1997      1996
------------------------------------------------------------------------------
Current income tax expense:
  Federal                                     $  3,286    $ 1,991    $ 1,775
  State                                            545        333        210
                                              ------------------------------
    Total current income tax expense             3,831      2,324      1,985
Deferred income tax expense (benefit):        ------------------------------
  Federal                                         (193)      (392)      (215)
  State                                            (40)       (21)       (16)
                                              ------------------------------
    Total deferred income tax benefit             (233)      (413)      (231)
                                              ------------------------------
  Income tax expense                          $  3,598    $ 1,911    $ 1,754
                                              ==============================

                                       -forty three-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

     The following table presents a reconciliation of the provision for income taxes as shown in the consolidated statements of income with that which would be computed by applying the statutory federal income tax rate of 34% to earnings before income taxes.

                                   1998            1997            1996
------------------------------------------------------------------------------
Tax expense at statutory
 rates                      $ 3,160  34.0%   $ 1,738  34.0%  $ 1,553  34.0%
Increases (decrease) in
 taxes resulting from:
  State income tax, net
   of federal effect            333   3.6        206   4.0       128   2.8
  Nondeductible ESOP
   compensation                 160   1.7          -     -         -     -
  Other, net                    (55) (0.6)       (33) (0.6)       73   1.6
    Total income tax        ----------------------------------------------
     expense                $ 3,598  38.7%   $ 1,911  37.4%  $ 1,754  38.4%
                            ==============================================

     During 1996, legislation was passed which repealed the percentage of taxable income reserve method of accounting for bad debts being utilized by the Company, effective for tax years beginning after 1995. The new law required that, prospectively, the Company account for bad debts utilizing the experience reserve method beginning in tax year 1996.
     The law also required that the Company would be taxed on "applicable excess reserves" which is determined by calculating the difference between the balance of reserves as of the tax year ended 1995 and pre-1988 reserves. These "applicable excess reserves" will be taxed over a six-taxable year period beginning in 1996 unless a residential loan requirement is met. If the residential loan requirement is met in 1996 and 1997, the payment of the tax will commence in 1998. The Company met the requirement in 1997 and 1996.
     The Company's computed "applicable excess reserves" totaled $1,956,670 and, based on an effective tax rate of 34%, would render additional tax of $665,268. This computed tax is recorded as income taxes payable as of December 31, 1998 and 1997.
     The tax effects of temporary differences that give rise to the significant portions of deferred tax asset and liabilities at December 31, 1998 and 1997, are as follows:

                                                      1998          1997
------------------------------------------------------------------------------
Deferred tax assets:
 Loans receivable, allowance for loan losses       $  1,224      $  1,065
 Deferred loan fees                                     290           266
 Office properties and equipment                        238           201
 Other                                                   13            40
                                                   ----------------------
   Total deferred tax asset                           1,765         1,572
                                                   ----------------------
Deferred tax liabilities:
 FHLB stock                                        $    362      $    317
 Other                                                    2            87
                                                   ----------------------
   Total deferred tax liability                         364           404
                                                   ----------------------
   Net deferred tax asset                          $  1,401      $  1,168
                                                   ======================

     SFAS 109, Accounting for Income Taxes, requires that the tax benefit of deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not." In accordance with SFAS 109, the realization of tax benefits of deductible temporary differences depends on whether the Bank has sufficient taxable income within the carryback and carryforward period permitted by tax law to allow for utilization of the deductible amounts. Taxable income in the carryback period and estimates of taxable income in the carryforward period were expected to be sufficient to utilize such differences. As such, no valuation allowance was established at December 31, 1998, 1997 or 1996.

(12) Employee Benefit Plans:
     401(k) Plan - The Company sponsors a 401(k) plan which is available to all employees who meet minimum eligibility requirements. Management has contributed 2% of employees' earnings to the Plan on the employees' behalf. Participants may generally contribute up to 15% of earnings, and, in addition, management will match employee contributions up to 3%. Expense related to Company contributions amounted to $174,000, $91,000 and $143,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

                                       -forty four-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

     ESOP - The ESOP is a noncontributory retirement plan adopted by the Company effective January 1, 1998 which includes all employees who meet minimum eligibility requirements. The ESOP acquired 603,060 shares of the Corporation's common stock in the Conversion at a price of $10 per share with proceeds of a loan from the Corporation in the amount of approximately $6,031,000. The Bank makes periodic cash contributions to the ESOP in an amount sufficient for the ESOP to make the scheduled payments under the note payable to the Corporation.
     The note payable has a term of 12 years, bears interest at 8.5% and requires a level quarterly payment of principal and interest of approximately $202,000. The note is collateralized by the shares of common stock held by the ESOP.
     As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants based upon compensation. Compensation expense is determined by multiplying the per share market price of the Corporation's stock at the time the shares are committed to be released by the number of shares to be released. The Company recognized approximately $886,000 in compensation expense in the year ended December 31, 1998 related to the ESOP of which approximately $419,000 reduced the cost of unallocated ESOP shares and $467,000 increased common stock on the balance sheet.
     The cost of the unallocated shares is reflected as a reduction of equity. Unallocated shares are considered neither outstanding shares for computation of basic earnings per share nor potentially dilutive securities for computation of diluted earnings per share. Dividends on unallocated ESOP shares are reflected as a reduction in the note payable.
     Shares released or committed to be released during the year ended December 31, 1998 totaled 41,844. Shares remaining not released or committed to be released for allocation at December 31, 1998 totaled 561,216 and had a market value of approximately $11,926,000.
     Defined Benefit Plan - The Company sponsored a defined benefit pension plan to eligible participants. Under the defined benefit plan, the Company contributed actuarially determined amounts necessary to fund plan benefits of at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. No contributions were required or allowed by employees.
     On October 9, 1997, the Board of Directors of the Bank elected to terminate the defined benefit pension plan, effective December 31, 1997. The termination of the plan resulted in the Company realizing a pre-tax curtailment loss of $36,000 and a minimum liability adjustment of $348,000 during the last quarter of 1997.
     The final disclosures of the defined benefit plan at December 31, 1997 have been prepared in accordance with SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits.
     The following table sets forth the reconciliation of the benefit obligation and plan asset value of the defined benefit pension plan for the year ended December 31, 1997:

Change in Benefit Obligation:
  Benefit obligation at January 1, 1997                          $  1,644
   Service cost                                                       167
   Interest cost                                                      121
   Actuarial loss                                                     125
   Benefits paid                                                      (25)
   Curtailment                                                       (105)
   Settlement                                                      (1,927)
                                                                 --------
  Benefit obligation at December 31, 1997                        $      -
                                                                 ========

Plan Asset Value:
 Plan assets at January 1, 1997                                  $  1,312
  Actual return on plan assets                                        178
  Employer contributions                                              462
  Benefits paid                                                       (25)
  Settlement                                                       (1,927)
                                                                 --------
 Plan assets at December 31, 1997                                $      -
                                                                 ========

                                       -forty five-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

     The following table sets forth the rates utilized by the actuaries to determine assumptions at December 31, 1997:

Weighted - Average Assumptions:
     Discount rate                             4.00%
     Expected return on plan assets            8.00
     Rate of compensation increase             0.00 (due to plan termination)

     Net periodic benefit cost included the following components for the year ended December 31, 1997:

Service cost                                                     $    167
Interest cost                                                         121
Expected return on plan assets                                       (119)
Amortization of transition obligation (asset)                         (11)
Amortization of prior service costs                                     4
Amortization of net (gain) or loss                                     21
Curtailment loss                                                       36
Settlement loss                                                       348
                                                                 --------
Net periodic benefit cost                                        $    567
                                                                 ========

(13) Equity
Liquidation Account
     At the time of the Conversion, the Bank established a liquidation account for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held before any distribution may be made to the Corporation with respect to the Bank's capital stock.

Dividends
     The Corporation's sources of income and funds for dividends to its shareholders are earnings on its investments and dividends from the Bank. The Bank's primary regulator, the Office of Thrift Supervision ("OTS"), has regulations that impose certain restrictions on payment of dividends to the Corporation. Current regulations of the OTS allow the Bank (based upon its current capital level and supervisory status assigned by the OTS) to pay a dividend of up to 100% of net income to date during the calendar year plus 50% of its surplus capital existing at the beginning of the calendar year. Supervisory approval is not required, but 30 days prior notice to the OTS is required. Any capital distribution in excess of this amount would require supervisory approval. Capital distributions are further restricted should the Bank's capital level fall below the fully phased-in capital requirements of the OTS. In no case will the Bank be allowed to make a capital distribution reducing equity below the required balance of the liquidation account. The Bank did not declare or pay dividends to the Corporation in the year ended December 31, 1998.
     OTS regulations also place restrictions after the Conversion on the Corporation with respect to repurchases of its common stock. With prior notice to the OTS, the Corporation is allowed to repurchase its outstanding shares. During 1998, the Corporation requested and received regulatory approval to acquire 376,913 shares of its outstanding common stock. The shares were acquired for $8,578,000.

(14) Regulatory Matters:
     The amounts for retained earnings and net income reported to the OTS agree to the amounts per the accompanying consolidated financial statements at December 31, 1998 and 1997, and for the years then ended.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established a capital based supervisory system of Prompt Corrective Action (PCA) for all insured depository institutions. The regulations adopted pursuant to FDICIA and effective December 19, 1992, established capital categories that determine the degree of supervisory PCA to which a depository institution could be subjected. The categories consist of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized". An institution is deemed to be "well capitalized" if (a) its risk-based capital ratio is 10% or greater, (b) its Tier 1 risk-based capital ratio is 6% or greater, and (c) its leverage ratio is 5% or greater. At December 31, 1998, the Bank was "well-capitalized."

                                       -forty six-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

     When an insured depository institution's capital ratios fall below the "well-capitalized" level it becomes subject to a series of increasingly restrictive supervisory actions, to the point where a conservator or receiver must be designated for a "critically undercapitalized" institution unless certain certifications are made by the appropriate regulatory agencies. An institution is deemed to be "critically undercapitalized" if its ratio of Tier 1 capital to total assets is 2% or less. The following table presents the Bank's equity capital and regulatory capital ratios as of December 31, 1998 and December 31, 1997:

                                       December 31, 1998
                   -----------------------------------------------------------
                                                           Tier 1    Total
                                                 Core 1    risk-     risk
                   Equity    Tangible  Tangible  leverage  based     based
                   capital   capital   equity    capital   capital   capital
------------------------------------------------------------------------------
Equity capital     $ 72,306  $ 72,306  $ 72,306  $ 72,306  $ 72,306  $ 72,306
Unrealized gain
 on investment
 securities
 available-for-
 sale                     -       (34)      (34)      (34)      (34)      (34)
General valuation
 allowances               -         -         -         -         -     3,231
Regulatory capital ----------------------------------------------------------
 measure           $ 72,306  $ 72,272  $ 72,272  $ 72,272  $ 72,272  $ 75,503
                   ==========================================================
Total assets       $342,461
Adjusted total     ========
 assets                      $342,461  $341,487  $341,487
                             ============================
Risk-weighted assets                                       $312,987  $312,987
                                                           ==================
Capital ratio         21.11%    21.10%    21.16%    21.16%    23.09%    24.12%
                   ==========================================================

                                       December 31, 1997
                   -----------------------------------------------------------
                                                           Tier 1    Total
                                                 Core 1    risk-     risk
                   Equity    Tangible  Tangible  leverage  based     based
                   capital   capital   equity    capital   capital   capital
------------------------------------------------------------------------------
Equity capital     $ 30,447  $ 30,447  $ 30,447  $ 30,447  $ 30,447  $ 30,447
Unrealized loss
 on investment
 securities
 available-for-
 sale                     -         5         5         5         5         5
General valuation
 allowances               -         -         -         -         -     2,804
Regulatory capital ----------------------------------------------------------
 measure           $ 30,447  $ 30,452  $ 30,452  $ 30,452  $ 30,452  $ 33,256
                   ==========================================================
Total assets       $282,129
                   ========
Adjusted total
 assets                      $282,129  $279,985  $279,985
                             ============================
Risk-weighted
 assets                                                    $245,482  $245,482
                                                           ==================
Capital ratio         10.79%    10.79%    10.88%    10.88%    12.40%    13.55%
                   ==========================================================


     The Bank's management believes that at December 31, 1998, that the Bank meets all capital requirements to which it is subject.

(15) Earnings Per Share
     Earnings per share ("EPS") for the years ended December 31, 1997 and 1996 are not presented because no shares were issued or outstanding during those periods.
     For purposes of EPS calculations, shares issued in connection with the Conversion have been assumed to be outstanding as of January 1, 1998.
     The Company had no potentially dilutive securities outstanding during the year ended December 31, 1998; therefore, diluted EPS is the same as basic EPS. For the year ended December 31, 1998, 6,908,959 weighted average shares were outstanding.

(16) Financial Instruments with Off-Balance-Sheet Risk:
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

                                       -forty seven-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.
     At December 31, 1998 and 1997, unused lines of credit were approximately $30,645,000 and $25,287,000, respectively, with the majority having terms of one year for commercial and two to five years for consumer; outstanding letter of credit balances were approximately $7,184,000 and $7,345,000, respectively; and commitments to originate or purchase loans were approximately $52,098,000 and $42,270,000, respectively. The commitments to originate loans at December 31, 1998 were composed of variable rate loans of approximately $40,210,000 and fixed rate loans of approximately $11,888,000. The fixed rate loans had interest rates ranging from 5.98% to 8.50%. The commitments to originate loans at December 31, 1997 were composed of variable rate loans of approximately $41,981,000 and fixed rate loans of approximately $289,000. The fixed rate loans had interest rates ranging from 5.125% to 8.50%.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include property, plant, and equipment and income-producing commercial properties.
     Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(17) Fair Value of Financial Instruments:
     Information about the fair value of the financial instruments in the consolidated balance sheets, which should be read in conjunction with Note 1 and certain other notes to the consolidated financial statements presented elsewhere herein, is set forth as follows:

                                           1998                  1997
                                    ------------------------------------------
                                               Estimated            Estimated
                                    Carrying   Fair       Carrying  Fair
                                    Amount     Value      Amount    Value
------------------------------------------------------------------------------
Financial assets:
 Cash and cash equivalents          $ 53,188   $ 53,188   $ 37,658  $ 37,658
 Investment securities available-
  for-sale                            46,505     46,505     10,077    10,077
 Investment securities held to
  maturity                                 -          -      1,700     1,700
 Mortgage-backed securities held
  to maturity                            959        963      1,301     1,312
 Loans receivable, net               237,547    238,047    212,979   215,759
 Loans available for sale             10,923     10,923      4,855     4,855
 Accrued interest receivable           2,376      2,376      1,724     1,724
 Required investment in stock of
  the Federal Home Loan Bank           1,751      1,751      1,631     1,631
Financial liabilities:
 Deposits with no stated maturity    140,773    140,773    115,386   115,386
 Certificates of deposits            125,259    126,701    132,881   133,549
Off-balance sheet assets
 (liabilities):
Unused lines of credit                                -                    -
Standby letters of credit                             -                    -
Commitments to extend credit                          -                    -

(18) Federal Insurance Premiums:
     During 1996, all Savings Association Insurance Fund (SAIF) members were required to pay a one-time special assessment to the FDIC on SAIF-assessable deposits to capitalize the SAIF at its target Designated Reserve Ratio of 1.25% of insured deposits effective October 1, 1996. The assessment was required to be applied against SAIF-

                                       -forty eight-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

assessable deposits as of March 31, 1995 with an assessment rate of 67.5 basis points. The expense incurred by the Bank for the years ended December 31, 1998, 1997 and 1996 was $146,000, $112,000 and $1,654,000, respectively.

(19) Commitments and Contingencies:
     In the normal course of the Company's business, there are outstanding various commitments and contingent liabilities that have not been reflected in the consolidated statements. In the opinion of management, the financial position of the Company will not be affected materially as a result of such commitments and contingent liabilities.
     In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the financial position of the Company will not be affected materially by the outcome of such legal proceedings.
     The Company's profitability depends to a large extent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits. Like most financial institutions, the Company's interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Company's interest earning assets consist primarily of mortgage loans and investments which adjust more slowly to changes in interest rates than its interest-bearing deposits. Accordingly, the Company's earnings would be adversely affected during periods of rising interest rates.
     The Corporation and the Bank have agreed to enter into Employment Agreements with two of the Bank's executive officers, which provide certain benefits in the event of their termination following a change in control of the Corporation or the Bank. The employment agreements provide for an initial term of three years. On each anniversary of the commencement date of the Employment Agreements, the term of each agreement may be extended for an additional year at the discretion of the Board. In the event of a change in control of the Corporation or the Bank, as defined in the agreement, each executive officer will be entitled to a package of cash and/or benefits with a maximum value each to 2.99 times their average annual compensation during the five-year period preceding the change in control.
     The Corporation and the Bank have also agreed to enter into Severance Agreements with seven of the Bank's senior officers, none of whom are covered by an Employment Agreement. Each agreement has an initial term of two years. On each anniversary of the commencement due date of the Severance Agreements, the term of each agreement may be extended for an additional year at the discretion of the Board. In the event of a change in control of the Corporation or the Bank, as defined in the agreement, each senior officer will be entitled to a package of cash and/or benefits with a maximum value equal to
2.99 times their average annual compensation during the five-year period preceding the change in control.
     The Corporation and the Bank have entered into a Key Employee Severance Compensation Plan to provide benefits to eligible key employees in the event of a change in control of the Corporation or the Bank. In general all officers except those who have entered into separate Employment or Severance Agreements with the Bank will be eligible to participate in the Severance Plan. In the event of a change in control of the Corporation or the Bank, eligible key employees who are terminated or who terminate employment within 12 months of the effective date of a change in control will be entitled to a payment based on years of service with the Bank, not to exceed an amount equal to three months of their then current compensation.

                                       -forty nine-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)


(20) Condensed Parent Company Only Financial Statements:
     The following table presents the condensed balance sheet of the Corporation at December 31, 1998 and the condensed statements of income and cash flows for the year ended (the Corporation was inactive from its inception on November 5, 1997 through the Conversion on March 16, 1998):

Condensed Balance Sheet:
Assets:
   Cash and cash equivalents                                    $    8,941
   Investments available-for-sale                                   13,526
   Investment in Bank                                               35,348
   Note receivable from Bank                                         5,767
   Other assets                                                        130
                                                                ----------
   Total assets                                                 $   63,712
                                                                ==========
Liabilities and Shareholders' Equity:
   Other liabilities                                            $      344
   Shareholders' equity                                             63,368
                                                                ----------
   Total liabilities and shareholders' equity                   $   63,712
                                                                ==========
Condensed Income Statement:
 Interest income                                                $    1,656
 Noninterest expense                                                   294
 Income before income taxes and equity in                       ----------
  undistributed earnings of the Bank                                 1,362
 Provision for income taxes                                            575
                                                                ----------
Net income before equity in undistributed earnings of Bank             787
Equity in undistributed earnings of Bank                             3,549
                                                                ----------
 Net income                                                     $    4,336
                                                                ==========
Condensed Statement of Cash Flows:
 Cash flows from operating activities:
  Net income                                                    $    4,336
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Equity in undistributed earnings of Bank                        (3,549)
    Net accretion of investments available-for-sale
     and held to maturity                                             (113)
    Net change in other assets and liabilities                        (154)
                                                                ----------
    Net cash provided by operating activities                   $      520
                                                                ==========
Cash flows from investing activities:
 Investment in Bank                                             $  (36,910)
 Purchases of investments available-for-sale                       (27,446)
 Purchase of investments held to maturity                           (3,940)
 Maturities of investments available-for-sale                       14,000
 Maturities of investments held to maturity                          4,000
 Collection on notes receivable from Bank                              264
                                                                ----------
 Net cash used in investing activities                          $  (50,032)
                                                                ==========
Cash flows from financing activities:
 Issue of common stock                                          $   69,352
 Retirement of common stock                                         (8,578)
 Stock issuance costs                                               (1,567)
 Dividends paid                                                       (754)
                                                                ----------
 Net cash provided by financing activities                          58,453
 Net increase in and ending balance of cash                     ----------
  and cash equivalents                                          $    8,941
                                                                ==========

                                       -fifty-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)

(21) Quarterly Results of Operations (Unaudited)
     Summarized unaudited quarterly operating results for the years ended December 31, 1998 and 1997 are as follows:

                                  First      Second      Third       Fourth
                                 Quarter     Quarter     Quarter     Quarter
------------------------------------------------------------------------------
December 31, 1998:
 Interest income               $   6,434    $   6,604  $   6,698   $   6,860
 Interest expense                  2,653        2,270      2,310       2,361
                               ---------------------------------------------
 Net interest income               3,781        4,334      4,388       4,499
 Provision for loan losses            54           81        173         144
 Net interest income after     ---------------------------------------------
  provision for loan losses        3,727        4,253      4,215       4,355
 Noninterest income                1,277        1,154      1,293       1,502
 Noninterest expense               2,793        2,991      3,262       3,435
                               ---------------------------------------------
 Income before income taxes        2,211        2,416      2,246       2,422
 Income taxes                        830          906        842       1,020
                               ---------------------------------------------
 Net income                    $   1,381    $   1,510  $   1,404   $   1,402
                               =============================================
 Basic earnings per share
  (note 15)                    $    0.20    $    0.22  $    0.20   $    0.21
                               =============================================
 Weighted average shares
  outstanding (note 15)        6,935,190    6,947,754  6,960,318   6,805,995
                               =============================================

December 31, 1997:
 Interest income               $   5,113    $   5,370  $   5,677   $   5,779
 Interest expense                  2,172        2,240      2,403       2,474
                               ---------------------------------------------
 Net interest income               2,941        3,130      3,274       3,305
 Provision for loan losses            75           75        550           -
 Net interest income after
  provision for loan losses        2,866        3,055      2,724       3,305
 Noninterest income                  747          797        971       1,146
 Noninterest expense               2,154        2,400      2,800       3,144
                               ---------------------------------------------
 Income before income taxes        1,459        1,452        895       1,307
 Income taxes                        564          561        423         363
                               ---------------------------------------------
 Net income                    $     895    $     891  $     472   $     944
                               =============================================
 Basic earnings per share
  (note 15)                          N/A          N/A        N/A         N/A
                               =============================================
 Weighted average shares
  outstanding (note 15)              N/A          N/A        N/A         N/A
                               =============================================

(22) Comprehensive Income
     SFAS No. 130, (SFAS 130), Reporting Comprehensive Income, was adopted by the Company on January 1, 1998. SFAS 130 established standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the years ended December 31, 1998 and 1997:

                                               Pre-Tax  (Expense)  Net of Tax
                                               Amount    Benefit     Amount
------------------------------------------------------------------------------
December 31, 1998:
 Unrealized holding gains for the period       $   86    $  ( 30)    $   56
                                               ----------------------------
                                               $   86    $  ( 30)    $   56
                                               ============================
December 31, 1997:
 Unrealized holding losses for the period      $   (8)   $     3     $   (5)
                                               ----------------------------
                                               $   (8)   $     3     $   (5)
                                               ============================

(23) Business Segments
     The Company and its subsidiary provide community oriented banking services to individuals and businesses primarily within Rutherford, Bedford and Williamson counties in middle Tennessee.
     The Company's segments are identified by the products and services offered, principally distinguished as banking, trust and mortgage banking operations. Approximately 30% of mortgage banking revenues are derived each year from transactions with agencies of the U.S. government. In addition, one unrelated entity purchased approximately 50% of mortgage loans sold in 1998, 1997 and 1996.

                                       -fifty one-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                       DECEMBER 31, 1998, 1997 AND 1996
                     (TABLE DOLLAR AMOUNTS IN THOUSANDS)


     Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in note 1. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods. These methods have been consistently applied.
                                                Mortgage
1998                                 Banking    Banking   Trust  Consolidated
------------------------------------------------------------------------------
Interest revenue                     $ 26,596   $     -    $  -     $ 26,596
Other income-external customers         1,791       374     795        2,960
Interest expense                        9,594         -       -        9,594
Depreciation and amortization             927       245      35        1,207
Other significant items:
 Provisions for loan losses               452         -       -          452
 Gain on sale of assets                     -     2,266       -        2,266
Segment profit                          8,430       631     234        9,295
Segment assets                       $353,020   $11,719    $153     $364,892

                                                Mortgage
1997                                 Banking    Banking   Trust  Consolidated
------------------------------------------------------------------------------
Interest revenue                     $ 21,939   $     -    $  -     $ 21,939
Other income-external customers         1,380       506     649        2,535
Interest expense                        9,289         -       -        9,289
Depreciation and amortization             826       214      38        1,078
Other significant items:
 Provisions for loan losses               700         -       -          700
 Gain on sale of assets                     -     1,126       -        1,126
Segment profit                          4,895        93     125        5,113
Segment assets                       $276,943   $ 5,137    $ 49     $282,129

                                                Mortgage
1996                                 Banking    Banking   Trust  Consolidated
------------------------------------------------------------------------------
Interest revenue                     $ 19,584   $     -    $  -     $ 19,584
Other income-external customers         1,237       548     483        2,268
Interest expense                        8,268         -       -        8,268
Depreciation and amortization             639        76      18          733
Other significant items:
 Provisions for loan losses               120         -       -          120
 Gain on sale of assets                     -       890       -          890
Segment profit                          4,026       513      29        4,568
Segment assets                       $239,580   $ 5,339    $ 45     $244,964

                                       -fifty two-

                   CAVALRY BANCORP, INC. 1998 ANNUAL REPORT

                           CORPORATE INFORMATION


                              CORPORATE ADDRESS
                           114 West College Street
                       Murfreesboro, Tennessee 37130
                               (615)893-1234

                        TRANSFER AGENT AND REGISTRAR
                    ChaseMellon Shareholder Services, L.L.C.
                              85 Challenger Road
                                Overpeck Center
                           Ridgefield Park, NJ  07660

                            INDEPENDENT AUDITORS
                         Rayburn, Betts & Bates, P.C.
                            Nashville, Tennessee

                        MARKET PRICE OF THE CORPORATION'S
               COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
      The Common stock of Cavalry Bancorp, Inc. is listed on the Nasdaq National Market System under the symbol "CAVB". The following table discloses on a quarterly basis the high, low and closing price and dividends declared for the stock for the year ended December 31, 1998.  There was no stock issued prior to March 16, 1998.

                               Fourth      Third       Second       First
                               Quarter     Quarter     Quarter      Quarter
    -----------------------------------------------------------------------
    Market Price:
    High                       $ 24.50     $ 22.00     $ 24.75      $ 26.25
    Low                          18.44       18.25       21.75        20.00
    Close                        21.25       18.75       21.75        23.38

    Dividends Declared         $  0.05     $  0.05     $  0.05      $  0.00

      The Company may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Company's regulatory capital to be reduced below the amount required for the liquidation account established in connection with the mutual to stock conversion.
           The approximate number of shareholders of the Company's
                 common stock as of March 1, 1999 was 2,900.

                              ANNUAL MEETING
          The Annual Meeting of Shareholders of Cavalry Bancorp, Inc.
   will be held at 10:00 a.m. Central Daylight Time, April 22, 1999, in the
        Fifth Floor Meeting Room of the main office of Cavalry Banking,
             114 West College Street, Murfreesboro, Tennessee.

          A COPY OF THE FORM 10-K, INCLUDING CONSOLIDATED FINANCIAL STATEMENTS, AS FILED WITH THE SECURITIES AND EXCHANGE COM-
                MISSION WILL BE FURNISHED WITHOUT CHARGE TO
            SHAREHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE
           ANNUAL MEETING OF SHAREHOLDERS UPON WRITTEN REQUEST TO
         IRA B. LEWIS, JR., SECRETARY, CAVALRY BANCORP, INC., 114 WEST
               COLLEGE STREET, MURFREESBORO, TENNESSEE 37130.

Cavalry
-------------
Bancorp, Inc.

114 West College Street
Murfreesboro, Tennessee 37130
(615)893-1234

                                  Exhibit 21

                        Subsidiaries of the Registrant

Parent
______

Cavalry Bancorp, Inc.

                              Percentage                Jurisdiction or
Subsidiaries (a)             of Ownership           State of Incorporation
________________             ____________           ______________________

Cavalry Banking                  100%                     United States

______________
       (a) The operation of the Company's wholly owned subsidiaries are included in the Company's Financial Statements contained in Item 8 of this Form 10-K.

                                  Exhibit 23

                       Consent of Rayburn, Betts & Bates, P.C.

                [Letterhead of Rayburn, Betts & Bates, P.C.]

                     INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in Registration Statement No. 333-48007 of Cavalry Bancorp, Inc. on Form S-8, of our report dated January 22, 1999, included in the Annual Report to Shareholders of Cavalry Bancorp, Inc. for the year ended December 31, 1998 incorporated by reference in this Form 10-K.

/s/Rayburn, Betts & Bates, P.C.
Rayburn, Betts & Bates, P.C.

Nashville, Tennessee
March 18, 1999

                                Exhibit 27
                  Financial Data Schedule (in thousands)

This schedule contains financial information extracted from the consolidated financial statements of Cavalry Bancorp, Inc. for the year ended December 31, 1998 and is qualified in its entirety by reference to such financial statements.

              Financial Data
              as of or for
              the year ended
Item Number   December 31, 1998        Item Description
___________   _________________        ________________

9-03 (1)      $ 12,110                 Cash and Due from Banks
9-03 (2)        41,078                 Interest - bearing deposits
9-03 (3)            --                 Federal funds sold - purchased
                                       securities for resale
9-03 (4)            --                 Trading account assets
9-03 (6)        46,505                 Investment and mortgage backed
                                       securities held for sale
9-03 (6)           959                 Investment and mortgage backed
                                       securities held to maturity -
                                       carrying value
9-03 (6)           963                 Investment and mortgage backed
                                       securities held to maturity -
                                       market value
9-03 (7)       248,470                 Loans
9-03 (7)(2)      3,231                 Allowance for loan losses
9-03 (11)      364,892                 Total assets
9-03 (12)      266,032                 Deposits
9-03 (13)           --                 Short - term borrowings
9-03 (15)        3,679                 Other liabilities
9-03 (16)           --                 Long - term debt
9-03 (19)           --                 Preferred stock - mandatory redemption
9-03 (20)           --                 Preferred stock - no mandatory
                                       redemption
9-03 (21)       65,705                 Common stocks
9-03 (22)       29,476                 Other stockholders' equity
9-03 (23)      364,892                 Total liabilities and stockholders'
                                       equity
9-04 (1)        21,801                 Interest and fees on loans
9-04 (2)         1,936                 Interest and dividends on investments
9-04 (4)         2,859                 Other interest income
9-04 (5)        26,596                 Total interest income
9-04 (6)         9,594                 Interest on deposits
9-04 (9)         9,594                 Total interest expense
9-04 (10)       17,002                 Net interest income
9-04 (11)          452                 Provision for loan losses
9-04 (13)(h)        --                 Investment securities gains/(losses)
9-04 (14)       12,481                 Other expenses
9-04 (15)        9,295                 Income/loss before income tax
9-04 (17)        9,295                 Income/loss before extraordinary items
9-04 (18)           --                 Extraordinary items, less tax
9-04 (19)           --                 Cumulative change in accounting
                                       principles
9-04 (20)        5,697                 Net income or loss
9-04 (21)         0.83                 Earnings per share - primary
9-04 (21)         0.83                 Earnings per share - fully diluted
I.B. 5            5.29                 Net yield - interest earnings - actual
III.C.1. (a)       107                 Loans on non - accrual
III.C.1. (b)        66                 Accruing loans past due 90 days or more
III.C.2. (c)        --                 Troubled debt restructuring
III.C.2             --                 Potential problem loans
IV.A.1           2,804                 Allowance for loan loss - beginning of
                                       period
IV.A.2              54                 Total chargeoffs
IV.A.3              29                 Total recoveries
IV.A.4           3,231                 Allowance for loan loss - end of period
IV.B.1           2,868                 Loan loss allowance allocated to
                                       domestic loans
IV.B.2              --                 Loan loss allowance allocated to
                                       foreign loans
IV.B.3             363                 Loan loss allowance - unallocated