Form 10-Q
period 1999-03-31
CAVALRY BANCORP INC
filed 1999-04-30
CIK 1049535

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

{  X }  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the Quarterly Period Ended March 31, 1999 or

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

Common Stock Issued and Outstanding:  7,429,967 as of April 29, 1999.

                           CAVALRY BANCORP, INC.

                              Table of Contents

Part I.   Financial Information                                        Page

Item 1.   Financial Statements   (unaudited)

          Consolidated Balance Sheets at March 31, 1999
          And December 31, 1998                                           1


          Consolidated Statements of Income for the Three Month
          Periods Ended March 31, 1999 and 1998                           2

          Consolidated Statements of Comprehensive Income for the Three
          Month Periods Ended March 31, 1999 and 1998                     3


          Consolidated Statements of Cash Flows for the Three Month
          Periods Ended March 31, 1999 and 1998                           4


          Notes to Consolidated Financial Statements                    5-6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          6-13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     13

Part II.  Other Information                                              14

Signatures                                                               15

ITEM 1.   FINANCIAL STATEMENTS

                      CAVALRY BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                 (Unaudited)

                                                  March 31,     December 31,
ASSETS                                              1999               1998
                                                --------------      --------
Cash                                               $  10,965      $  12,110
Interest-bearing deposits with                        32,880         41,078
 other financial institutions
                                                   ---------        -------
 Cash and cash equivalents                            43,845         53,188
Investment available-for-sale at fair value
  (amortized cost: $52,083 and $46,424 at March 31,
  1999 and December 31, 1998, respectively)           52,065         46,505
Mortgage-backed securities held to maturity - at
  amortized cost (fair value: $793 and $963 at March
  31, 1999 and December 31, 1998, respectively)          800            959
Loans held for sale, at estimated fair value           7,124         10,923
Loans receivable, net                                244,488        237,547
Office properties and equipment, net                   8,748          8,782
Federal Home Loan Bank of Cincinnati stock -           1,782          1,751
 at cost
Other assets                                           7,731          5,237
                                                   ---------      ---------
                                                   $ 366,583      $ 364,892
                                                   =========      =========
LIABILITIES AND EQUITY

LIABILITIES:
  Deposits                                          $266,332       $266,032
  Accounts payable and other liabilities               4,262          3,679
                                                   ---------       --------
     Total liabilities                               270,594        269,711
                                                   ---------       --------
SHAREHOLDERS' EQUITY:
  Preferred Stock, no par value
    Authorized-250,000 shares, none issued or
    outstanding at March 31, 1999 and December 31, 1998   -               -
  Common Stock, no par value
    Authorized-49,750,000 shares; issued and outstanding
    7,161,337 at March 31, 1999
    and December 31, 1998                             65,705         65,705
  Retained earnings                                   35,906         35,037
  Unallocated ESOP Shares                             (5,612)        (5,612)
  Accumulated other comprehensive income, net of tax     (10)            51
                                                    --------       --------
         Total Shareholders' Equity                   95,989         95,181
                                                    --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $366,583       $364,892
                                                    ========       ========

See accompanying notes to consolidated financial statements.

                      CAVALRY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (Dollars in Thousands)
                                 (Unaudited)

                                                    1999              1998
                                                   ------            -----
Interest and dividend income:
 Loans                                           $  5,643            5,281
 Investment securities                                670              197
 Deposits with other financial institutions           491              934
 Mortgage-backed securities held to maturity            9               22
                                                   ------            -----
  Total interest and dividend income                6,813            6,434
                                                   ------           ------
 Interest expense                                   2,337            2,653
                                                   ------           ------
  Net interest income                               4,476            3,781
                                                   ------           ------
Provision for loan losses                              89               54
                                                   ------           ------
  Net interest income after provision
    for loan losses                                 4,387            3,727
                                                   ------           ------
Noninterest income:
 Servicing income                                      71              107
 Gain on sale of loans, net                           441              567
 Deposit servicing fees and charges                   424              332
 Trust service fees                                   205              163
 Other operating income                                77              108
                                                   ------           ------
   Total noninterest income                         1,218            1,277
                                                   ------           ------
Noninterest expenses:
 Compensation, payroll taxes and
  fringe benefits                                   2,068            1,597
 Occupancy expense                                    168              143
 Supplies, communications and other
  office expenses                                     231              168
 Federal insurance premiums                            37               37
 Advertising expense                                   67               45
 Equipment and service bureau expense                 584              562
 Other operating expenses                             359              241
                                                   ------           ------
   Total noninterest expenses                       3,514            2,793
Earnings before income tax expense                  2,091            2,211
                                                   ------           ------
Income tax expense                                    863              830
                                                   ------           ------
   Net income                                       1,228            1,381
                                                   ======           ======
Basic earnings per share                            $0.19            $0.20
                                                   ======           ======
Weighted average shares outstanding (1)         6,607,533        6,935,190

Dividends declared $0.05 per share payable April 16, 1999 for shareholders of record date March 31, 1999.

(1) Cavalry Bancorp's initial public offering closed on March 16, 1998. For purposes of earnings per share calculations, shares issued on March 16, 1998 have been assumed to be outstanding as of January 1, 1998.

See accompanying notes to consolidated financial statements.

                     CAVALRY BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 1999 and 1998
                           (Dollars in Thousands)
                                 (Unaudited)

                                                For the Three Months Ended
                                                         March 31
                                                   1999             1998
                                                   ----             ----
Net income                                       $ 1,228          $1,381
Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities
 Available-for-sale                                  (61)              5
Comprehensive income                             $ 1,167          $1,386
                                                 =======          ======

                     CAVALRY BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 and 1998
                              (Dollars in Thousands)
                                   (Unaudited)

                                                          1999       1998
Operating activities:                                    ------     ------
     Net cash provided by operating activities          $3,139      $(1,559)
                                                       -------       ------
Investing activities:
 Increase in loans receivable, net                      (6,949)      (8,654)
 Principal payments on mortgage
  backed securities held to maturity                       153          130
 Proceeds from the sale of office
  properties and equipment                                   -          203
 Purchase of investment securities
  Available for sale                                   (25,083)      (4,940)
 Proceeds from maturities of investment securities      19,500        1,000
 Purchase of office properties and equipment              (246)        (639)
                                                       -------       -------
       Net cash used in investing activities           (12,625)     (12,900)
                                                       -------       -------
Financing activities:
 Net (decrease) increase in deposits                       300       (1,582)
 Issuance of common stock                                    -       69,352
 Expenses of stock offering                                  -       (1,481)
 Dividends paid                                           (358)           -
 Net increase in advance
  payments by borrowers for
  property taxes and insurance                             201          276
                                                       -------       ------
        Net Cash provided by
        financing activities                               143       66,565
                                                       -------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (9,343)      52,106
CASH AND EQUIVALENTS, BEGINNING OF PERIOD               53,188       37,658
                                                      --------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $43,845      $89,764
                                                      ========      =======
SUPPLEMENT DISCLOSURES OF CASH
 FLOW INFORMATION:
Payments during the period for:
 Interest                                                2,302       2,662
                                                      ========    ========
 Income taxes                                              522           -
                                                      ========    ========
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Interest credited to deposits                              959       1,121
                                                      ========    ========
Decrease in deferred tax asset related
 to unrealized gain on investments                           7           3
                                                      ========    ========

                    Cavalry Bancorp, Inc. and Subsidiary
                 Notes to Consolidated Financial Statements

1.   Basis of Presentation

     Cavalry Bancorp, Inc. (the "Company"), was organized on November 5, 1997 under Tennessee law at the direction of Cavalry Banking (the "Bank") to acquire all of the capital stock that the Bank would issue upon its conversion from the mutual to stock form of ownership. The conversion was completed on March 16, 1998, through the sale and issuance of 7,538,250 shares of common stock by the Company. Information set forth in this report relating to periods prior to the Conversion, including consolidated financial statements and related data, relates to Cavalry Banking and its subsidiaries.

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

     The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998.

2.   Earnings Per Share

     Earnings per share has been computed for the three months ended March 31, 1999, based upon weighted average common shares outstanding of 6,607,533. Earnings per share has been computed for the three months ended March 31, 1998, based upon weighted average common shares outstanding of 6,935,190. For the purpose of computing weighted average shares outstanding for the three months ended March 31, 1998, shares issued in the conversion on March 16, 1998, were assumed to have been outstanding since January 1, 1998.

     Statement of Financial Accounting Standards No. 128, Earnings Per Share, established new standards for computing and presenting earnings per share. The standard is effective for annual and interim periods ending after December 31, 1997. The Company had no dilutive securities, therefore diluted earnings per share is the same as basic earnings per share.

3.   Business Segments

     The Company and its subsidiary provide community oriented banking services to individuals and business primarily within Rutherford, Bedford and Williamson counties in middle Tennessee.

     The Company's segments are identified by the products and services offered, principally distinguished as banking, trust and mortgage banking operations. Approximately 30% of mortgage banking revenues are derived each year from transactions with agencies of the U.S. government. In addition, one unrelated entity purchased approximately 50% of mortgages sold in 1999 and 1998.

     Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in Note 1 of the 1998 Annual Report to Shareholders. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods. These methods have been consistently applied.

     For the quarter ended                     Mortgage
      March 31, 1999                  Banking   Banking   Trust  Consolidated
     Interest revenue                $ 6,813    $   -      $  -     $  6,813
     Other income-external customers     501       71       205          777
     Interest expense                  2,337        -         -        2,337
     Depreciation and amortization       210       52        11          273
     Other significant items:
       Provision for loan losses          89        -         -           89
       Gain on sales of assets             -      441         -          441
     Segment profit                    1,854      195        42        2,091
     Segment assets                  359,140    7,263       180      366,583


     For the quarter ended                     Mortgage
      March 31, 1998                  Banking   Banking   Trust  Consolidated
     Interest revenue                $ 6,434    $   -      $  -     $  6,434
     Other income-external customers     441      107       163          711
     Interest expense                  2,653        -         -        2,653
     Depreciation and amortization       226       57         9          292
     Other significant items:
       Provision for loan losses          54        -         -           54
       Gain on sales of assets             -      567         -          567
     Segment profit                    1,928      241        42        2,211
     Segment assets                  341,954    8,855        45      350,854

4. On March 25, 1999 Cavalry Bancorp, Inc. announced plans to implement a program to repurchase in the open market up to 358,066 shares or approximately 5 percent of its 7.2 million shares outstanding at that time. As of April 28, 1999 the Company has repurchased 32,900 shares for $721,000 or approximately $21.91 a share.

ITEM 2. Management's Discussion and Analysis of Financial condition and Results of Operations

Comparison of Financial Condition at March 31, 1999 and December 31, 1998

     Total assets were $366.6 million at March 31, 1999, compared to $364.9 million at December 31, 1998, an increase of $1.7 million or 0.46%. Cash and cash equivalents decreased from $53.2 million at December 31, 1998, to $43.8 million at March 31, 1999. This decrease was a result of funds being used to purchase investment securities and to originate loans. Investments available for sale increased from $46.5 million at December 31, 1998, to $52.1 million at March 31, 1999, as a result of the purchase of short - term investments.

     Deposit accounts increased $300,000 from December 31, 1998, to March
     31, 1999. Certificates of deposit increased $224,000 while savings deposits increased $445,000. Money market accounts increased $6.1 million. These increases were offset by declines in transaction accounts of $6.5 million.

     Stockholders' equity increased by $808,000 from December 31, 1998, to March 31, 1999, as a result of net income of $1.2 million for the three months ended March 31, 1999. This increase was offset by dividends declared of $358,000 and a decline in accumulated other comprehensive income of $61,000.

     Nonperforming assets were $253,000 at December 31, 1998 and $251,000 at March 31, 1999.

Comparison of Operating Results for the Three Months Ended
 March 31, 1999 and March 31, 1998.

     Net Income. Net income decreased to $1.2 million for the three months ended March 31, 1999, from $ 1.4 million for the three months ended March 31, 1998, primarily as a result of a decrease in non interest income and increases in the provision for loan losses and income tax expenses.
     These increased expenses were offset partially by an increase in interest and dividend income and a decline in interest expense.


     Net Interest Income. Net interest income increased 6.25% to $6.8 million for the three months ended March 31, 1999, from $6.4 million for the same period in 1998. Interest on loans increased from $5.3 million for the period ended March 31, 1998, to $5.6 million for the same period in 1999. This was a result of average loans outstanding increasing from $224.1 million for the three months ended March 31, 1998, to $249.5 million for the same period in 1999. The average yield decreased from 9.4% for the period ended March 31, 1998 to 9.1% for the same period in 1999. This increase in volume was a result of growth in the construction, commercial and consumer loan portfolio. The decline in yield was primarily a result of a decline in the prime interest rates between the two periods. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds was $1.2 million for 1998 and 1999. Average investments increased from $87.0 million for the three months ended March 31, 1998, to $87.6 million for the same period in 1999. The average yield for both periods was 5.3%.

     Interest Expense. Interest expense decreased from $2.7 million for the period ended March 31, 1998, to $2.3 million for the same period in 1999. Average deposits decreased from $262.3 million for the period in 1998 to $233.3 million for 1999. This decrease was a result of stock subscription funds being on deposit during the three-month period ended March 31, 1998. These funds were either used to purchase stock in the offering or were returned to the subscriber after the completion of the initial public offering. The average cost of deposits decreased from 4.10% for the three months ended March 31, 1998, to 4.06% for the same period in 1999. Interest rate spread decreased from 4.17% in 1998 to 4.02% for 1999. Net interest margin increased from 4.86% for the three months ended March 31, 1998, to 5.31% for the same period in 1999. This increase in net interest margin was primarily a result of an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 118.62% for the three months ended March 31, 1998 to 144.49% for the same period in 1999.

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

     The provision for loan losses was $89,000 for the period ending March 31,
     1999 compared to $54,000 for the same period in 1998.   The increase in
     the provision was a result of growth in the construction, commercial and consumer loan portfolios, which by nature involve more risk. Management deemed the allowance for loan losses adequate at March 31, 1999.

     Noninterest Income. Noninterest income decreased to $1.2 million for the three months ended March 31, 1999 from $1.3 million for the same period in 1998. In the mortgage banking segment net gain on sale of loans decreased from $567,000 for the three months ended March 31,1998 to $441,000 for the same period in 1999. This decrease was a result of narrower pricing spreads due to market competition. Loan servicing fees also declined from $107,000 for the three months ended March 31, 1998, to $71,000 primarily as a result of increased amortization of originated servicing rights. In the banking segment deposit fees and other operating incomes increased from $441,000 for the three months ended March 31, 1998, to $501,000 for the same period in 1999. This increase was primarily as result of growth in the number of transaction accounts. In the trust segment trust fees increased from $163,000 for the months ended March 31, 1998, to $205,000 for the same period in 1999 as a result of more trust assets under management.

     Noninterest Expense. Noninterest expense was $3.5 million for the three-month period ended March 31, 1999 compared to $2.8 million for the same period in 1998. Compensation and other employee benefits were up from $1.6 million for the three-month period ended March 31, 1998 to $2.1 million for the same period in 1999. This increase was primarily a result of increased staffing due to growth in both the loan and deposit function of the Bank. This increased staffing resulted in increased salary and related benefits, which also includes an employee stock ownership plan implemented after the stock conversion. The increases in other categories of operating expenses generally are attributable to the growth of the Company. The Company anticipates that other operating expenses will continue to increase in subsequent periods as a result of increased cost associated with operating a public company.

     Income taxes. The provision for income taxes was $863,000 for the period ended March 31, 1999 compared to $830,000 for the same period in 1998. This increase was primarily a result of an increase in nondeductible expenses for the period ended March 31, 1999. The gross tax rate for the period ended March 31, 1998 was 37.5% compared to 41.3% for the same period in 1999.

Liquidity and Capital Resources

     The company's primary sources of funds are customer deposits, proceeds from loan principal and interest payments and the sale of loans, maturing securities and FHLB of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions and competition. Regulations of the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loans originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the daily balance of net withdrawal deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1999, cash and cash equivalents totaled $43.8 million or 11.9% of total assets, and investments available -for -sale of $52.1 million. At March 31, 1999, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $15.0 million.

     As of March 31, 1999, The Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 1999, under regulations of the OTS, the Bank's actual tangible, core and risk-based capital ratios were 21.4%, 21.4% and 23.3%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

     At March 31, 1999, the Bank had loan commitments of approximately $58.2 million. In addition, at March 31, 1999, the unused portion of lines of credit extended by the Bank was approximately $8.9 million consumer and $25.4 million commercial. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 1999, the Bank had $7.5 million of letters of credit outstanding.

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

Year 2000 Readiness

     The Bank began working on its Year 2000 conversion process in 1996 as part of a project to update our information systems to a level that would allow us to compete in the 21st century. As a result, the Bank began a comprehensive review to identify all systems that would be affected, estimate cost, and compile a schedule or plan of action. The Bank is on schedule by having all internal mission critical systems tested and/or certified as Year 2000 compliant.

     The Bank's plan of action follows the FFIEC's suggested steps of Awareness, Assessment, Renovation, Validation, and Implementation. The Bank's progress toward completion of each step is as follows:

     Awareness Phase -

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

     Renovation Phase

     This phase includes hardware and software upgrades, system replacements, vendor certification and associated changes. This phase also encompasses discussions with and monitoring of outside servicers and third party software providers.

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

     Internal Software - The Bank has received certification by the appropriate vendors that all critical software utilized by our Wide Area Network as well as the consumer/commercial lending, the tellering, the general ledger, the trust, and the FedLine areas are Year 2000 compliant. The Bank has scheduled some additional upgrades to the consumer / commercial loan application software, the trust posting software and our mortgage lending application software. Vendor certified Year 2000 software to operate the check processing system has been installed and will be implemented upon completion of testing. Management feels that all internal software is Year 2000 compliant.

     Any additional hardware or software acquisitions or replacements will be vendor certified Year 2000 compliant before purchase. As is our practice with all mission critical system upgrades, we will test the upgrades prior to replacement of current Year 2000 compliant hardware or software. Management considers this phase complete but ongoing.

     Validation/Testing Phase

     Starting in June of 1998 a systematic testing of all internal computer hardware and software has been conducted by the Bank. The Bank has completed extensive testing by converting computer dates to potentially troublesome dates such as January 1, 2000, or February 29, 2000, and then running various transactions and verifying the results are correct. As noted above internal testing of upgrades will continue as necessary to insure a smooth transition to the year 2000. Many third party vendors have been tested and others are scheduled for testing soon. Management considers this phase complete but ongoing.

     Implementation Phase

     Systems successfully tested will be certified as Year 2000 compliant. For any system failing validation testing, the business impact must be assessed and a contingency plan implemented. Since all internal systems have been validated, implemented and certified the Bank is focusing its efforts on Third Party Provider's certification and implementation efforts. This phase is scheduled for completion by June 30, 1999.


     Third Party Providers - BISYS provides the Bank with mainframe services in the mission critical teller, general ledger, consumer, commercial, and mortgage lending areas. BISYS has certified that its systems are Year 2000 compliant. The Bank and BISYS have successfully completed the testing of the interface between BISYS and the Bank and the software's performance when encountering potentially troublesome dates such as January 3, 2000, and February 29, 2000.

     In addition to BISYS, the other third party providers that the Bank believes would impact mission critical systems are the Federal Reserve's FedLine System and the telecommunications and electric utilities. The FedLine System has been renovated, tested and implemented and management believes it is Year 2000 compliant. The local telecommunication industry has indicated that they are approximately 75% complete with testing and anticipate 100% completion of validation and testing by June 30, 1999. The local power companies have indicated that they are working to achieve Year 2000 compliance, but will not provide assurances that service will not be interrupted at the beginning of the new millenium. The Bank can only monitor the efforts of the utilities to become Year 2000 compliant. While loss of power or telephone/data line service would have a major impact on the Bank's operations and customers, it should not have a material effect on the Bank's results of operations, liquidity and financial condition unless the Bank is the only financial institution in the area without service. However, the Bank will be finalizing contingency plans for these worse case scenarios during the second quarter of 1999.

     Cost - The Bank believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year. Year 2000 costs are not always easy to separate from upgrades or changes in hardware/software for other reasons. Therefore, the Company believes some costs disclosed as Year 2000 costs could just as easily have been excluded as replacement costs unrelated to Year 2000 issues. The Company's estimated Year 2000 related cost for 1996 was $700,000. The Company's estimated Year 2000 related cost for fiscal 1997 was $250,000 and the Company's estimated Year 2000 cost for fiscal 1998 has been $150,000. The Bank currently believes that all major year 2000 expenditures have been made and therefore, estimates that only an additional $150,000 in Year 2000 cost will be incurred over the remaining 12 months. This cost will relate primarily to personnel cost incurred in the validation and implementation phases.

     Customer Awareness - The last four quarterly newsletters, which have been distributed to all customers, included articles to assist customers in understanding Year 2000 issues and to inform them of the Bank's Year 2000 preparation. The Bank intends to continue to use the newsletters, plus FDIC brochures, internally generated handouts, seminars and other venues to keep the customers informed.

     Contingency Planning - A formal Year 2000 contingency plan has been developed and approved by the Board of Directors. However, the plan will be reviewed and its focus narrowed to more definitively address worse case scenarios based upon the results of internal and third party provider testing which will be completed in June 1999.

     The costs and completion dates for Year 2000 issues are based on management's best estimates which were derived utilizing numerous forward-looking assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer programs, failure of a key third party to meet expectations, availability and cost of key personnel.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1998, to March 31, 1999. However, the OTS results are not yet available for the quarter ended March 31, 1999. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statement and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1998.

Part II.   Other Information

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities and use of Proceeds

          Not applicable

Item 3.   Defaults Upon Senior securities

          Not applicable

Item 4    Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.   Other Information

          None

Item 6.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       Exhibits

                    3.1    Charter of the Registrant*
                    3.2    Bylaws of the Registrant*
                   10.1    Employment Agreement with Ed C Loughry, Jr.**
                   10.2    Employment Agreement with Ronald F Knight **
                   10.3    Severance Agreement with Hillard C. Gardner**
                   10.4    Severance Agreement with Ira B. Lewis **
                   10.5    Severance Agreement with R Dale Floyd **
                   10.6    Severance Agreement with M. Glenn Layne **
                   10.7    Severance Agreement with Joy B Jobe**
                   10.8    Severance Agreement with William S Jones**
                   10.9    Severance Agreement with David W Hopper
                   10.10   Cavalry Banking Key Personnel Severance
                           Compensation Plan**
                   10.11   Cavalry Banking Employee Stock Ownership Plan**
                   13      Annual Report to Stockholders**
                   21      Subsidiaries of the Registrant**
                   27      Financial Data Schedule

* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).
** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended March 31,1999.

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CAVALRY BANCORP, INC.


Date: April 29, 1999                    By:    /s/Hillard C. Gardner
                                               -----------------------------
                                               Hillard C. Gardner
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)