Form 10-Q
period 1999-06-30
CAVALRY BANCORP INC
filed 1999-08-12
CIK 1049535

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

{  X }  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the Quarterly Period Ended June 30, 1999 or

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

Common Stock Issued and Outstanding: 7,104,801 as of August 11, 1999.

                            CAVALRY BANCORP, INC.

                              Table of Contents

Part I.   Financial Information                                        Page

Item 1.   Financial Statements   (unaudited)

          Consolidated Balance Sheets at June 30, 1999
          and December 31, 1998                                           1


          Consolidated Statements of Income for the Three and
          Six Month Periods Ended June 30, 1999 and 1998                  2


          Consolidated Statements of Comprehensive Income for
          the Three and Six Month Periods Ended June 30, 1999 and 1998    3


          Consolidated Statements of Changes in Equity for the
          Three and Six Month Periods Ended June 30, 1999 and 1998        4

          Consolidated Statements of Cash Flows for the Three and
          Six Month Periods Ended June 30, 1999 and 1998                  5


          Notes to Consolidated Financial Statements                    6-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9-18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  19-20

Part II.  Other Information                                           21-23

Signatures                                                               24

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                             CAVALRY BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, except per share data)
                                 (Unaudited)
                                                     June 30,   December 31,
ASSETS                                                 1999           1998
                                                     -------         -------
Cash                                               $  16,432      $  12,110
Interest-bearing deposits with
other financial institutions                          31,769         41,078
                                                   ---------      ---------
 Cash and cash equivalents                            48,201         53,188
Investment securities available-for-sale
  (amortized cost: $37,061 and $46,424 at June 30,
  1999 and December 31, 1998, respectively            36,995         46,505
Mortgage-backed securities held to maturity - at
  amortized cost (fair value: $773 and $963 at June
  30, 1999 and December 31, 1998, respectively)          782            959
Loans held for sale, at estimated fair value           6,285         10,923
Loans receivable, net                                266,286        237,547
Accrued interest receivable                            1,965          2,376
Office properties and equipment, net                   8,674          8,782
Federal Home Loan Bank of Cincinnati stock - at cost   1,813          1,751
Other assets                                           3,126          2,861
                                                   ---------      ---------
TOTAL ASSETS                                       $ 374,127      $ 364,892
                                                   =========      =========

LIABILITIES AND EQUITY

LIABILITIES:
  Deposits                                          $282,356       $266,032
  Accrued interest payable                               305            285
  Advance payments by borrowers for property
   taxes and insurance                                   588            237
  Other liabilities and accrued expenses               2,412          3,157
                                                   ---------      ---------
     Total Liabilities                               285,661        269,711
                                                  ----------      ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value:
    Authorized - 250,000 shares; none issued
      or outstanding at June 30, 1999
        and December 31, 1998                              -              -
  Common Stock, no par value:
    Authorized - 49,750,000 shares; issued and
      outstanding:  7,104,801 and 7,161,337 at
        June 30, 1999 and December 31, 1998,
          respectively                                63,942         65,705
  Retained earnings                                   36,403         35,037
  Unallocated ESOP Shares                             (5,316)        (5,612)
  Unearned restricted stock                           (6,522)             -
  Accumulated other comprehensive
   income, net of taxes                                  (41)            51
                                                    ---------     ---------
         Total Stockholders' Equity                   88,466         95,181
                                                   ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 374,127      $ 364,892
                                                   =========      =========

See accompanying notes to consolidated financial statements.

                            CAVALRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in Thousands, Except Per Share Data)
                                 (Unaudited)

                                Three Months Ended       Six Months Ended
                                      June 30,               June 30,

                                    1999       1998         1999         1998
                                    ----       ----         ----         ----
Interest and dividend income:
 Loans                          $  5,789     $5,340 $     11,432     $ 10,621
 Investment securities               555        480        1,225          678
 Deposits with other financial
  institutions                       429        767          920        1,700
 Mortgage-backed securities held
  to maturity                         12         17           21           39
                                  ------     ------       ------       ------
  Total interest and dividend
   income                          6,785      6,604       13,598       13,038
                                  ------     ------       ------       ------
  Interest expense on deposits     2,362      2,270        4,699        4,923
                                  ------     ------       ------       ------
  Net interest income              4,423      4,334        8,899        8,115
                                  ------     ------       ------       ------
Provision for loan losses            423         81          512          135
                                  ------     ------       ------       ------
  Net interest income after
  provision for loan losses        4,000      4,253        8,387        7,980
                                  ------     ------       ------       ------
Noninterest income:
 Servicing income                     68        95           139          202
 Gain on sale of loans, net          465       471           906        1,038
 Gain on sale of office
  properties  and equipment            -         -             -           42
 Deposit servicing fees and charges  481       382           905          714
 Trust service fees                  233       171           438          334
 Other operating income               59        35           136          101
                                  ------    ------        ------       ------
   Total non-interest income       1,306     1,154         2,524        2,431
                                  ------    ------        ------       ------
Noninterest expenses:
 Compensation, payroll taxes and
  fringe benefits                  2,312     1,720         4,380        3,316
 Occupancy expense                   179       138           347          282
 Supplies, communications and other
  office expenses                    219       210           450          378
 Federal insurance premiums           38        38            75           75
 Advertising expense                 114        48           181           93
 Equipment and service bureau
   expense                           589       541         1,173        1,103
 Other operating expenses            364       296           723          537
                                  ------    ------        ------       ------
   Total non-interest expenses     3,815     2,991         7,329        5,784
                                  ------    ------         ------     -------
Earnings before income tax
   expense                         1,491     2,416         3,582        4,627
                                  ------    ------        ------       ------
Income tax expense                   626       906         1,489        1,736
                                  ------    ------        ------       ------
   Net income                      $ 865 $   1,510        $2,093       $2,891
                                  ======    ======        ======       ======
Basic earnings per share           $0.13     $0.22         $0.31        $0.42
                                  ======    ======        ======       ======
Weighted average
shares outstanding (1)         6,781,294   6,947,754    6,694,893   6,941,238
                               =========   =========    =========   =========

 Dividends declared $0.05 per share payable July 16, 1999 for stockholders of record date June 30, 1999.


(1) Cavalry Bancorp's initial public offering closed on March 16, 1998. For purposes of earnings per share calculations, shares issued on March 16, 1998 have been assumed to be outstanding as of January 1, 1998.

See accompanying notes to consolidated financial statements.

                                CAVALRY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Dollars in Thousands)
                                   (Unaudited)

                                       Three Months Ended   Six Months Ended
                                              June 30,          June 30,
                                            1999    1998       1999    1998
                                            ----   -----      -----   -----

     Net income                            $ 865   $ 1,510    $2,093   $2,891
     Other comprehensive income, net of tax
     Unrealized gains(losses) on securities
     Available for sale                      (31)      (18)      (92)     (13)
                                           ------   -------   -------  -------
     Comprehensive income                 $  834   $ 1,492   $ 2,001   $2,878
                                         ========  ========  ======== ========

     See accompanying notes to consolidated financial statements.

                              CAVALRY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                         FOR THE THREE AND SIX MONTH PERIODS ENDED
                               JUNE 30, 1998 AND 1999
                               (Dollars in Thousands)
                                     (Unaudited)

                                             Unallocated            Total
           Common      Common    Retained    ESOP    MRP   Comp  Shareholders'
           Shares       Stock     Earnings  Shares  Shares Income   Equity
           ------      ------    ---------  ------  -----  ------   ------
Balance,
December 31,
    1997      -       $     -     $30,452     $  -  $   -    $(5)     $30,447
Net income    -             -       1,381        -      -      -        1,381
Change in valuation
 allowance for
 investment securities
 available for sale         -           -        -      -      5            5
Issuance of common
stock     7,538,250    73,901           -   (6,031)     -      -       67,870
          ---------    ------      ------   ------   ----   ----       ------
Total     7,538,250    73,901      31,833   (6,031)     -      -       99,703

Balance,
March 31,
 1998     7,538,250    73,901      31,833   (6,031)     -      -       99,703
Net income        -         -       1,510        -      -      -        1,510
Change in valuation
 allowance for
 investment securities
 available for sale        -            -        -      -    (18)         (18)
Issuance of common
stock             -      (51)           -        -      -      -          (51)
Dividends         -        -         (378)       -      -      -         (378)
          ---------    ------       ------   ------   ----   ----       ------
Balance
June 30,
1998      7,538,250    73,850      32,965   (6,031)     -    (18)     100,766
          =========    ======      ======   =======   ====   ====     =======

Balance,
December 31,
 1998     7,161,337   $65,705      35,037   (5,612)     -     51       95,181
  Net income      -         -       1,228        -      -      -        1,228
  Dividends       -         -        (359)       -      -      -         (359)
Change in valuation
 allowance for
 investment securities
 available-for-sale         -           -        -      -    (61)         (61)
          ---------    ------      ------   ------   ----   ----       ------
Total     7,161,337    65,705      35,906   (5,612)     -    (10)      95,989

Balance,
March 31,
 1999     7,161,337    65,705      35,906   (5,612)     -    (10)      95,989
  Net income      -         -         865        -      -      -          865
Change in valuation
 allowance for
 investment
 securities
 available-for-sale         -           -        -      -    (31)         (31)
 Issuance of
  common
  stock     301,530     6,747           -        - (6,747)     -            -
  ESOP shares committed
  for release     -       355           -      296      -      -          651
  Restricted shares
  for release     -         -           -        -    225      -          225
Purchase and
 Retirement of common
 stock     (358,066)   (8,865)          -        -      -      -       (8,865)
 Dividends        -         -         (368)      -      -      -         (368)
           ---------    ------      ------   ------- -----    ---      ------
Balance,
June 30,
1999      7,104,801    63,942      36,403   (5,316)(6,522)   (41)      88,466
          =========    ======      ======   ======= ======   ====      ======

                              CAVALRY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                              (Dollars in Thousands)
                                  (Unaudited)

                                                             1999        1998
                                                            -----        ----
Operating activities:
     Net cash provided (used) by operating activities        7,684      1,312
                                                          --------   --------
Investing activities:
 Decrease (increase) in loans
  receivable, net                                          (29,257)   (11,990)
 Principal payments on mortgage
  backed securities held to maturity                           171        199
 Proceeds from the sales of office
  properties and equipment                                       -        203
 Purchase of investment securities
  available for sale                                       (26,083)   (38,153)
 Purchase of investment securities
  held to maturity                                               -     (4,940)
 Proceeds from maturities of investment
  securities                                                35,500      4,000
 Purchase of office properties
  and equipment                                               (454)     ( 933)
                                                           --------   --------
       Net cash used in investing
        activities                                         (20,123)   (51,614)
                                                           --------   --------
Financing activities:
 Net (decrease) increase in deposits                        16,324    (13,671)
 Issuance of common stock                                        -     69,352
 Expenses of stock offering                                      -     (1,532)
 Stock repurchase and retirement                            (8,865)         -
 Net increase in advance
  payments by borrowers for
  property taxes and insurance                                 351        458
 Cash dividends paid on common stock                          (358)         -
                                                           --------  --------
        Net Cash provided (used) by
         financing activities                                7,452     54,607
                                                          --------   --------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                        (4,987)     4,305

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   53,188     37,658
                                                          --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    48,201     41,963
                                                          ========   ========
SUPPLEMENT DISCLOSURES OF CASH
 FLOW INFORMATION:
Payments during the period for:
 Interest                                                    4,679      4,959
                                                          ========   ========
 Income taxes                                                2,254      1,621
                                                          ========   ========
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Foreclosures and in substance
  foreclosures of loans during period                           16          -
                                                          ========   ========
Interest credited to deposits                                1,958      2,013
                                                          ========   ========
Net unrealized gains(losses) on investment
  securities available for sale                               (146)        (8)
                                                           ========   ========
(Decrease) increase in deferred tax asset related
 to unrealized gain on investments                             (49)        (3)
                                                           ========  =========

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

   Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effects of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

   The results of operations for the three and six months ended June
   30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998.

2. Earnings Per Share

   Statement of Financial Accounting Standards No. 128, Earnings Per Share, established new standards for computing and presenting earnings per share. The standard is effective for annual and interim periods ending after December 15, 1997. This standard had no impact on the computation of the Company's earnings per share upon adoption.

                                       6
<PAGE




   Earnings per share has been computed for the three and six months ended June 30, 1999 based upon weighted average common shares outstanding of 6,781,294 and 6,694,893, respectively. For the purpose of computing weighted average shares outstanding for the three and six months ended June 30, 1998, shares issued in the Conversion on March 16, 1998 were assumed to have been outstanding since January 1, 1998. Earnings per share for the three and six months ended June 30, 1998 was based upon 6,947,754 and 6,941,238, respectively. ESOP shares are not considered in the weighted average shares outstanding until shares are committed to be released or earned.

3.  Business segments

    The Company and its subsidiary provide community oriented banking services to individuals and businesses primarily within Rutherford, Bedford and Williamson counties in middle Tennessee.

    The Company's segments are identified by the products and services offered, principally distinguished as banking, trust and mortgage banking operations. Approximately 30% of mortgage banking revenues in 1998 and 50% of the mortgage banking revenues for the six month period ended June 30, 1999 are derived each year from transactions with agencies of the U.S. and state government. In addition, one separate and unrelated entity purchased approximately 50% of mortgages sold in 1998 with another separate and unrelated entity doing the same in 1999. Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in Note 1 of the 1998 Annual Report to Shareholders. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods.
    These methods have been consistently applied.

    For the quarter ended                   Mortgage
    June 30, 1999                 Banking    Banking     Trust   Consolidated
                                  -------    -------   -------   ------------
    Interest Revenue               $6,785     $    -     $   -      $6,785
    Other income-external customers   540         68       233         841
    Interest expense                2,362          -         -       2,362
    Depreciation and amortization     239         50        10         299
    Other significant items:
        Provision for loan losses     423          -         -         423
        Gain on sale of assets          -        465         -         465
    Segment profit                  1,535       (103)       59       1,491
    Segment assets                367,525      6,415       187     374,127

    For the quarter ended                   Mortgage
    June 30, 1998                  Banking   Banking     Trust   Consolidated
                                   -------   -------   -------   ------------
    Interest Revenue               $6,604     $    -     $   -      $6,604
    Other income-external customers   417         95       171         683
    Interest expense                2,270          -         -       2,270
    Depreciation and amortization     199         64         9         272

    Other significant items:
        Provision for loan losses      81          -         -          81
        Gain on sales of assets                  471         -         471
    Segment profit                  2,347         40        29       2,416
    Segment assets                328,808     10,996        42     339,846

    For the six months ended                Mortgage
    June 30, 1999                 Banking    Banking     Trust   Consolidated
                                  -------    -------   -------   ------------
    Interest revenue              $13,598     $    -     $   -     $13,598
    Other income-external customers 1,041        139       438       1,618
    Interest expense                4,699          -         -       4,699
    Depreciation and amortization     422        102        21         545
    Other significant items
        Provision for loan losses     512          -         -         512
        Gain on sale of assets          -        906         -         906
    Segment profits                 3,389         92       101       3,582
    Segment assets                367,525      6,415       187     374,127

    For the six months ended                Mortgage
    June 30, 1998                 Banking    Banking     Trust   Consolidated
                                  -------    -------   -------   ------------
    Interest revenue              $13,038     $   -      $   -     $13,038
    Other income-external customers   815        202       334       1,351
    Interest expense                4,923          -         -       4,923
    Depreciation and amortization     387        121        18         526
    Other significant items:
        Provision for loan losses     135          -         -         135
        Gain on sales of assets        42      1,038         -       1,080
    Segment profit                  4,455        101        71       4,627
    Segment assets                328,808     10,996        42     339,846

4. On March 25, 1999 Cavalry Bancorp, Inc. announced plans to implement a program to repurchase in the open market up to 358,066 shares or approximately 5 percent of its 7.2 million shares outstanding at that time. The buyback was completed June 10, 1999. The Company repurchased 358,066 shares at the average price of $24.76 per share with the last purchase being a negotiated single block trade from an unaffiliated shareholder. This block consisted of 212,303 shares purchased at a price of $26.125, which represents an 8.29% large block premium, paid over recent trading prices.

5.  Stock Compensation Plans

    Restricted stock-On April 22, 1999, 301,530 shares of restricted stock were awarded to participants in the Cavalry Bancorp, Inc. Management Recognition Plan ("MRP") which was approved at the Company's Annual Meeting of the Stockholders on April 22, 1999. The stock awards vest over a five-year period. The stock was issued from authorized but unissued shares on the date of the grant. The Company recorded the stock award at the market value on the date of the grant ($22.375 per share) as unearned compensation in stockholders' equity and will amortize it over the vesting period.

    Stock option plan-On April 22, 1999 at the Annual Meeting of the Stockholders approval was given to implement a Stock Option Plan. This plan authorizes the issuance of options on 753,825 shares of authorized and unissued shares of Cavalry Bancorp, Inc. stock with an exercise price at least equal to the fair market value of a share of Common Stock on the grant date. Currently no options have been granted.

ITEM 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

   Total assets were $374.1 million at June 30, 1999 and $364.9 million at December 31, 1998, an increase of $9.2 million or 2.5%. This increase was a result of growth in net loans receivable offset by declines in loans available for sale, investments, cash and cash equivalents.
   Cash and cash equivalents decreased $4.0 million while total investments decreased $9.5 million. These decreases were a result of increased portfolio lending and the repurchase and retirement of Cavalry Bancorp stock. Mortgage-backed securities decreased $177,000 from $959,000 at December 31, 1998 to $782,000 at June 30, 1999 as a result of repayments. Loans held for sale decreased $4.6 million. The decrease resulted primarily from timing differences in the funding of loans sold. Loans receivable, net increased from $237.5 million at December 31, 1998 to $266.3 million at June 30, 1999. Gross loans outstanding increased $41.4 million from $304.6 million at December 31, 1998 to $346.0 at June 30, 1999. The portfolio of one-to-four family mortgage loans declined $7.7 million or 10.2% from $75.6 million at December 31, 1998 to $67.9 million at June 30, 1999. This decline was primarily a result of pay-offs in the adjustable rate mortgage portfolio with very limited origination activity in those types of mortgages. The multifamily portfolio also declined $307,000 from $1.1 million to $818,000 as a result of repayments. The commercial mortgage portfolio increased from $52.5 million at December 31, 1998 to $66.7 million at June 30, 1999 an increase of $14.2 million or 27.0%. This increase was primarily a result of active solicitation and competitive pricing of all consumer, commercial, construction, land and commercial real estate loan products. Construction and land loans increased $24.9 million or 24.8% from $100.3 million at December 31, 1998 to $125.2 million at June 30, 1999. Consumer and commercial loans increased $10.3 million or 13.7% from $75.1 million at December 31, 1998 to $85.4 million at June 30, 1999.

   Deposit accounts increased $16.4 million from $266.0 million at December 31, 1998 to $282.4 million at June 30, 1999.
   Certificates of deposit increased $1.8 million from $125.3 million at December 31, 1998 to $127.1 million at June 30, 1999. The Bank's savings account balances increased $1.2 million from $13.6 million at December 31, 1998 to $14.8 million at June 30, 1999. Now account balances increased $6.8 million from $35.6 million at December 31, 1998 to $42.4 at June 30, 1999. Money market accounts increased $10.4 million from $52.5 million at December 31, 1998 to $62.9 million at June 30, 1999. These increases were partially offset by a decrease of $3.9 in Non-interest-bearing deposits. Non-interest-bearing deposits declined from $39.1 million at December 31, 1998 to $35.2 million at June 30, 1999. The increases in deposit activity as well as the increase in the loan activity can be attributed primarily to the branch network production. Most branches are now full service, which would include the ability to originate loans.

   Stockholders' equity decreased by $6.7 million from December 31, 1998 to June 30, 1999. This decrease was primarily a result of the stock repurchases and retirement program. The company repurchased and retired 358,066 shares at a cost of $8.9 million. At the annual meeting of the stockholders on April 22, 1999 the stockholders approved two incentive plans which included a management recognition plan and a stock option plan. The management recognition plan resulted in the issuance of 301,530 shares of restricted stock at a market value of $6.7 million with an offsetting reduction to capital in the form of unearned restricted stock. This stock will be earned over a five year vesting period.
   During this period capital increased $225,000 as a result of restricted stock being earned. During the period 29,646 ESOP shares were committed to be released increasing capital by $651,000.
   Capital also increased as a result of earnings for the six month period of $2.1 million. These increases were offset by dividends of $727,000 and comprehensive income of ($92,000). The negative comprehensive income was a result of the decline in the market value of available for sale investment securities.

   Nonperforming assets decreased from $187,000 at December 31, 1998 to $96,000 at June 30, 1999. The recorded investment in impaired loans increased from $1.3 million at December 31, 1998 to $1.6 million at June 30, 1999.

Comparison of Operating Results for the Three Months Ended June 30, 1999 and June 30, 1998.

   Net Income.   Net income decreased to $865,000 for the three months
   ended June 30, 1999 from $1.5 million for the three months ended June 30, 1998 primarily as a result of an increased provision for loan losses and increased operating expenses. These increased expenses were partially offset by higher interest income, lower interest expense and higher operating incomes.

   Net Interest Income.   Total interest income increased 3.0% to $6.8
   million for the three months ended June 30, 1999 from $6.6 million for the same period in 1998. Interest on loans increased from $5.3 million for the period ended June 30, 1998 to $5.8 million for the same period in 1999. This was a result of average loans outstanding increasing from $228.3 million in 1998 to $264.8 million for the same period in 1999. The average yield decreased from 9.4% for the period ended June
   30, 1998 compared to 8.8% for the same period in 1999. This decrease was a result of declining rates and market competition. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds decreased from $1.3 million for the period ended June 30, 1998 to $996,000 for 1999. Average investments decreased from $91.2 million for the three months in 1998 to $80.8 million for the same period in 1999. These funds were used to repurchase stock and to fund lending activity. The average yield declined from 5.6% for the three months ended June 30, 1998 to 4.9% for the same period in 1999. This decline in yield was a result of lower rates for the three month period ended June 30, 1999 compared to the same period in 1998. All interest income is allocated to the banking segment.

   Interest Expense.   Interest expense increased from $2.3 million for
   the period ended June 30, 1998 to $2.4 million for the same period in 1999. Average costing liabilities increased from $209.3 million for the period ended June 30, 1998 to $239.7 million for the same period in 1999. The average cost of funds decreased from 4.4% for the three months ended June 30, 1998 to 4.0% for the same period in 1999.
   This decrease was primarily a result of an increase in the average balance in NOW accounts, a lower cost deposit, increasing from $32.6 million for the three month period ended June 30, 1998 to $40.3 million for the same period in 1999. This increase was also coupled with a decline in the average cost from 1.4% for the three months ended June 30, 1998 to 1.1% for the same period in 1999. This decline in cost was a result of the bank lowering the rate offered on NOW accounts. The average balances of money market accounts outstanding increased from $43.3 million for the three months ended June 30, 1998 to $58.7 million for the same period in 1999. This increase in volume was offset by a decline in average cost from 4.2% for the three months ended June 30, 1998 to 4.0% for the same period in 1999. This decrease in cost was a result of declining rates. Average passbook balances also increased from $13.7 million for the period ended June 30, 1998 to $14.3 million for the same period in 1999. The average cost declined from 2.0% to 1.3% between 1998 and 1999. This decline was a result of the bank lowering the rates paid on passbook deposits. Average balances in certificates of deposits increased from $119.7 million for the three months ended June 30, 1998 to $126.4 million for the same period in 1999. Declining rates accounted for the decline in the average cost from 5.6% for the three month period ended June 30, 1998 to 5.1% for the same period in 1999. All interest expense is allocated to the banking segment.

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

   The provision for loan losses was $423,000 for the period ending June
   30, 1999 compared to $81,000 for the same period in 1998. The increase in the provision was primarily a result of growth in the construction, land, commercial real estate, commercial and consumer loan portfolios. The Bank assigns a higher risk to these credits than to one-to- four family mortgages. Classified assets were $1.6 million a June 30, 1999 compared to $1.5 million at June 30, 1998. Management expects classified assets to increase moderately, although no assurances can be given that this will in fact occur. Management deemed the allowance for loan losses adequate at June 30, 1999. The provision for loan losses is allocated to the banking segment

   Noninterest Income.   Noninterest income increased to $1.3 million for
   the three months ended June 30, 1999 from $1.2 million for the same period in 1998. The mortgage banking segment saw a decline in net gain on sale of loans from $471,000 for the three months ended June 30, 1998 to $465,000 for the same period in 1999. This decrease was a result of the change in the mix of loans originated for sale. The quarter saw an increase in the volume of government loans compared to total loans originated. These loans typically do not produce the pricing spreads that are available in the conventional loan market resulting in slightly lower income for the quarter. Servicing income also declined from $95,000 for the quarter ended June 30, 1998 to $68,000 for the same quarter in 1999. This decline was a result of increased amortization of the originated servicing asset. In the banking segment service fees and other operating incomes increased from $417,000 for the three months ended June 30, 1998 to $540,000 for the same period in 1999. This increase was a result of volume in transactional accounts and an increased fee structure. In the trust segment trust fees increased from $171,000 for the three months ended
   June 30, 1998 to $233,000 for the same period in 1999. This increase was a result of more trust assets under management.

   Noninterest Expense.   Noninterest expense was $3.8 million for the
   period ending June 30, 1999 compared to $3.0 million for the same period in 1998. Compensation and other employee benefits increased from $1.7 million for the three months ended June 30, 1998 to $2.3 million for the period ended June 30, 1999. This increase was a result of the implementation of the management recognition plan, increased ESOP expense and increased staffing to support the branch network. The increases in other categories of operating expenses generally are attributable to the growth of the Company.

   Income taxes.   The provision for income taxes was $626,000 for the
   period ended June 30, 1999 compared to $906,000 for the same period in 1998. This was a result of lower income before income taxes for the period ended June 30, 1999.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and June 30,1998.

   Net Income. Net income decreased to $2.1 million for the six months ended June 30, 1999 from $2.9 million for the six months ended June
   30, 1998 primarily as a result of increased deposit expense, an increased provision for losses on loans and increased noninterest expense. These increased expenses were offset partially by an increase in interest income and increased noninterest income.

   Net Interest Income. Total interest income increased 4.6% to $13.6 million for the six months ended June 30, 1999 from $13.0 million for the same period in 1998. Interest on loans increased from $10.6 million for the period ended June 30, 1998 to $11.4 million for the same period in 1999. This was a result of average loans outstanding increasing from $226.2 million for the six months ended June 30, 1998 to $257.1 for the same period in 1999. This increase was partially offset by a decline in average yield from 9.4% for the six months ended June 30, 1998 to 8.9% for the same period in 1999. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds sold decreased from $2.4 million for the six months ended June 30, 1998 to $2.2 million for the same period in 1999. Average investments decreased from $89.2 million for the six months ended
   June 30, 1998 to $84.6 million for the same period in 1999. The average yield declined from 5.5% for the six months ended June 30, 1998 to 5.2% for the same period in 1999 as a result of declining rates. Total interest income is allocated to the banking segment.

   Interest Expense.  Interest expense decreased from $4.9 million for the six month period ended June 30, 1998 to $4.7 million for the six month period ended June 30, 1999. Average costing liabilities increased from $235.7 million for the six months ended June 30, 1998 to $236.5 million for the same period in 1999. The average cost of funds declined from 4.2% for the six months ended June 30, 1998 to 4.0% for the same period in 1999. Average passbook savings decreased from $30.1 million for the six months ended June 30, 1998 to $14.0 million for the same period in 1999.
   The average cost of passbook deposits declined from 1.9%
   for the six months ended June 30, 1998 to 1.4% for the same period in 1999. The decline in volume was a result of the returning of subscription funds during the six month period of 1998. The decline in rate was a result of
   the bank's pricing policy on those deposits.   Average deposits in money
   market accounts increased from $47.4 million for the six months ended June 30, 1998 to $56.8 million for the same period in 1999. The average cost of the money market accounts declined from 4.2% for the six month period ended June 30, 1998 to 4.1% for the same period in 1999 as a result of declining rates. Average balances in NOW accounts increased from $32.9 million for the six month period ended June 30, 1998 to $39.9 million for the same period in 1999. This increase was primarily a result of active solicitation of these accounts by the use of employee incentives. The average cost of NOW accounts declined from 1.5% for the six months ended June 30, 1998 to 1.2% for the same period in 1999 as a result of the bank lowering the rate paid on these deposits.
   The average balances in certificates of deposits increased slightly from $235.7 million for the six month period ended June 30, 1998 to $236.5 million for the same period in 1999. The average cost declined from 5.5% for the six months ended June 30, 1998 to 5.2% for the same period in 1999 as a result of declining rates. Total interest expense is allocated to the banking segment.

   Provision for Loan Losses. The provision for loan losses was $512,000 for the six month period ended June 30, 1999 compared to $135,000 for the same period in 1998. See "Comparison of Operating Results for the Three Months Ended June 30, 1999 and June 30, 1998 - Provision for Losses."

   Noninterest Income. Noninterest income increased to $2.5 million for the six months ended June 30, 1999 compared to $2.4 million for the same period in 1998. In the mortgage banking segment the gain on sale of loans decreased from $1.0 million for the six months ended June 30, 1998 to $906,000 for the six months ended June 30, 1999. This decline was primarily a result of the change in the mix of loans originated for sale. The percentage of government loans to total loans originated increased during this period. The pricing margins on these loans is sometimes smaller than for conventional mortgages. The mortgage banking segment also saw a decline in mortgage servicing fees from $202,000 for the six month period ended June 30, 1998 to $139,000 for the same period in 1999. This decline was a result of the amortization of the originated servicing asset. The trust segment saw trust fees increase from $334,000 for the six months ended June 30, 1998 to $438,000 for the same period in 1999.
   In the banking segment deposit servicing fees and other operating income increased from $815,000 for the six months ended June 30, 1998 to $1.0 million for the same period in 1999 as a result of increased volume in transactional accounts and increased fee pricing.

   Noninterest Expense. Noninterest expense was $7.3 million for the six month period ended June 30, 1999 compared to $5.7 million for the same period in 1998. Compensation, payroll taxes and fringe benefits increased from $3.3 million for the six month period ended June 30, 1998 to $4.4 million for the same period in 1999. This increase was primarily a result of increased staffing to service the increased volumes in deposits and lending, normal annual salary increases, six full months of ESOP expense and the expense of restricted stock awards. The increases in other categories of operating expenses generally are attributable to the growth of the Company.

   Income Taxes. The provision for income taxes was $1.5 million for the six month period ended June 30, 1999 compared to $1.7 million for the same period in 1998. This decrease was a result of decreased income before taxes for the six months ended June 30, 1999.

Liquidity and Capital Resources

   The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from and the sale of loans, maturing securities and FHLB of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions and competition. Regulations of the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the daily balance of net withdrawal deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 1999, cash and cash equivalents totaled $48.2 million or 12.9% of total assets, and investments available for sale totaled $37.0 million. At June 30, 1999, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $20.0 million.

   As of June 30, 1999, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 1999, under regulations of the OTS, the Bank's tangible, core and risk-based capital ratios were 20.9%, 20.9% and 22.0%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

   The Bank's capital requirements and actual capital under OTS regulations are as follows as of June 30, 1999:
                                                 AMOUNT      % OF ASSETS
                                                -------      -----------
               GAAP Capital                     $75,350          20.90%
                                                =======          ======
               Tangible Capital:
                     Actual                     $75,350          20.90%
                     Required                     5,406           1.50%
                                                -------           -----
                     Excess                     $69,944          19.40%
                                                =======         =======
               Core Capital
                     Actual                     $75,350          20.90%
                     Required                    14,416           3.00%
                                                -------          ------
                     Excess                     $60,934          17.90%
                                                =======         =======
Liquidity and Capital Resources (Continued)

               Risk-based Capital:
                     Actual                     $79,109          22.00%
                     Required                    28,786           8.00%
                                                -------         -------
                     Excess                     $50,323          14.00%
                                                =======          ======

   At June 30, 1999, the Bank had loan commitments (including undisbursed portions of construction loans) of approximately $76.7 million. In addition, at June 30, 1999, the unused portion of lines of credit extended by the Bank was approximately $8.4 million for consumer lines of credit and $27.5 million for commercial lines of credit. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees are for a term of one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 1999, the Bank had $7.5 million of letters of credit outstanding.

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

Year 2000

   Year 2000 Readiness
   The approach of the Year 2000 presents significant issues for many financial, informational and operational computer systems. The problems stem from the inability of some computer systems to properly interpret dates after December 31, 1999, because such systems allow only two digits to indicate the year in a date.
   The Year 2000 issues are not limited to dates in computer programs but are a complex combination of problems that may exist in computer programs, data files, computer hardware and other devices essential to the operation of the Bank. Further, the Bank must consider the potential impact that Year 2000 may have on services provided by third parties and our borrowing customers.

   The Bank began working on the Year 2000 issue in 1996 as part of a project to update our information systems to a level that would allow us to compete in the 21st century. The Bank has a formal Year 2000 plan which follows the FFIEC's suggested steps of Awareness, Assessment, Renovation, Validation and Implementation and has been reviewed by senior management, the Audit Committee and the Board of Directors. Included in the plan is a listing of all applications and systems (whether in-house or provided by third parties) which may be impacted by Year 2000 and a categorization of their potential impact on Bank operations. The Bank's Year 2000 readiness is reviewed and monitored by Federal Regulators.

   As of June 30, 1999, the Awareness and Assessment Phases have been completed by the Bank. All internal computer hardware and software have been Renovated, Validated and Implemented and are Year 2000 ready. However, management feels that these phases, while complete, are also ongoing due to unexpected but necessary hardware and software replacements/upgrades between now and the end of the year. While these upgrades/replacements will be limited, all necessary changes will be thoroughly tested prior to replacement of the current Year 2000 compliant hardware or software.

   The BISYS Group, Inc. ("BISYS") provides the Bank with core processing systems in the mission critical teller, general ledger, consumer, commercial, and mortgage lending areas. BISYS has developed a Year 2000 plan and provides the Bank with periodic updates. BISYS has also provided Year 2000 workshops, whose objectives have been to assist the Bank in the development of its Year 2000 plan, to provide updates on the BISYS Year 2000 plan, and training on the use of the BISYS Year 2000 test facility. The BISYS test facility allows BISYS clients to test their systems' compatibility with the BISYS system. BISYS has certified that its systems are Year 2000 compliant. From November 1998 through January 1999, the Bank and BISYS have successfully completed the compatibility testing of the interface between BISYS and the Bank and the software's performance when encountering potentially troublesome dates such as January 3, 2000, and February 29, 2000. Like the Bank, BISYS' Year 2000 activities are reviewed and monitored by Federal Regulators.

   The Bank does not believe that the Year 2000 issue will be material to its financial position in any given year. Year 2000 costs are not always easy to separate from expenses related to routine upgrades or changes in hardware/software. This is especially true since the Bank started in late 1996 to perform a complete system wide upgrade of all computer hardware and software. These upgrades were necessary from an operational perspective but also solved many potential Year 2000 problems. Therefore, the Bank believes that most of the following costs disclosed as Year 2000 costs could just as easily have been excluded as replacement or upgrade costs. The Bank's estimated upgrade and Year 2000 related cost for 1996 was $700,000. The Bank's estimated upgrade and Year 2000 related cost for fiscal year 1997 was $250,000 and the Company's estimated upgrade and Year 2000 related cost for fiscal year 1998 was $150,000. The Bank currently believes that all major year 2000 expenditures have been made and therefore, estimates that only an additional $75,000 in Year 2000 cost will be incurred over the remaining 6 months. These costs will relate primarily to personnel cost incurred in the validation and implementation phases.

   The Bank's operations are highly dependent on computer systems and computer hardware, both internal and those provided through third parties. Due to such a high level of dependency on computers and computer systems, the failure of systems due to Year 2000 problems could have a material adverse financial impact on the Bank. The following risks are believed by management to present the most likely reasonable worst case scenario:

   BISYS could experience unforeseen system(s) failure resulting in the inability to access customer accounts and process transactions.

   Loss of utilities could cause major disruptions of business. Although the Bank has a backup generator to ensure that our critical systems at the main office would be operational, the loss of power to the branches would be disruptive. Should telephone service be disrupted, the Bank would lose the ability to communicate with BISYS, which would prohibit electronic access to customer accounts.

   Failure in the Federal Reserve payments system could cause a severe disruption to the Bank's business causing processing backlogs and could affect the Bank's ability to process customer deposits and withdrawals as well as fund loans.

   Loss of customer confidence that the Bank or the banking system in general will be Year 2000 compliant could cause excessive deposit withdrawals impairing the Bank's liquidity.

   Business resumption plans have been developed and will be tested during the third quarter to deal with these worse case scenarios. However should any or a combination of any of the above scenarios actually materialize, the results could be loss of revenue, increased cost and/or impaired liquidity. It is not possible to estimate the extent of loss that may occur nor is it possible to estimate the length of time that it would take to remedy any problems encountered.

   The forgoing Year 2000 cost and issues are based on management's best estimates which were derived utilizing numerous forward looking assumptions. However, there can be no guarantee and the actual results could differ materially. Specific factors that might cause such material differences include, but are not limited to, failure of a key third party to meet expectations, availability and cost of key personnel, and the public's perception of Year 2000 risk.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1998 to June 30, 1999. However, the OTS results are not yet available for the quarter ended June 30, 1999. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statement and notes thereto contained in The Company's Annual Report for the fiscal year ended December 31, 1998.

     The following table presents the Company's interest sensitivity gap at June 30, 1999.


                                            After    After
                                     Six     One     Three
                           Within   Months    To      To      Over
                            Six    To One   Three    Five     Five
                           Months    Year   Years   Years    Years   Total

  Interest-earning assets:
   Loans receivable, net  $55,120  47,504  49,332  59,005  61,610  272,571
   Mortgage-backed
    securities                 11      11      49      56     655      782
   FHLB stock                 181     181     725     726       -    1,813
   Investment securities   36,012     983       -       -       -   36,995
   Federal funds sold,
     overnights, and other
     interest-bearing
      deposit              31,769       -       -       -       -   31,769
                          -------  ------ ------- ------- -------  -------
  Total rate sensitive
     Assets               123,093  48,679  50,106  59,787  62,265  343,930
                          ======= ======= ======= ======= =======  =======
   Interest-bearing
    liabilities:
   Deposits:
    NOW accounts            4,242   4,242  16,968  16,968       -   42,420
    Passbook savings
     accounts               1,482   1,482   5,927   5,927       -   14,818
    Money market
     deposit accounts       6,288   6,288  25,153  25,153       -   62,882
    Certificates of
      deposits             71,720  35,714  11,071   8,540      30  127,075
                          ------- ------- ------- ------- -------  -------
   Total rate sensitive
     Liabilities           83,732  47,726  59,119  56,588      30  247,195
                          ======= ======= ======= ======= =======  =======

  Excess (deficiency) of
   interest sensitivity
   assets over interest
   sensitivity
   liabilities             39,361     953  (9,013)  3,199  62,235   96,735
  Cumulative excess
   (deficiency) of
   interest sensitivity
   assets                  39,361  40,314  31,301  34,500  96,735   96,735
  Cumulative ratio
   of interest-earning
   assets to interest-
   bearing liabilities    147.01% 130.67% 116.42% 113.96% 139.13%  139.13%
  Interest sensitivity
   gap to total
   assets                  11.44%    0.28%(4.35)% (0.99)%  18.10%   28.13%
  Ratio of interest
   -earning assets to
   interest-bearing
   liabilities            147.01% 102.00%  84.75% 105.65% 207,550.00% 139.13%
  Ratio of cumulative
   gap to total
   assets                  11.44%  11.72%   9.10%  10.03%  28.13%   28.13%

Part II.  Other Information

   Item 1.  Legal Proceedings

        Not applicable

   Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

   Item 3.  Defaults Upon Senior securities

        Not applicable

   Item 4.  Submission of Matters to a Vote of Security Holders

        On April 22, 1999 at the annual meting of shareholders of Cavalry Bancorp, Inc. the following Directors were elected for various terms:

        Name                             For            Withhold

        Ronald F. Knight                 6,105,141        11,287
        Tim J. Durham                    6,105,048        11,380
        Ed Elam                          6,105,698        10,730
        Ed C. Loughry, Jr.               6,104,141        12,287
        Frank E. Crosslin, Jr.           6,106,248        10,180
        James C. Cope                    6,105,248        11,180
        Terry G Haynes                   6,103,648        11,180
        William H. Huddleston, IV        6,103,789        12,639
        Gary Brown                       6,105,548        10,880

        The second issue to be voted on was a proposal to adopt the Cavalry Bancorp, Inc. 1999 Stock Option Plan. The Company's
        Board of Directors adopted the Cavalry Bancorp, Inc. 1999 Stock Option Plan (Plan) on January 14, 1999, subject to approval by the Company's stockholders. The objective of the Plan is to reward performance and build the participant's equity interest in the Company by providing long-term incentives and rewards to officers, key employees and other persons who provide services to the Company and its subsidiaries and who contribute to the success of the Company by their innovation, ability, industry, loyalty and exceptional service.

        The Plan provides for the grant of incentive stock options("ISO"), within the meaning of Section 422(b) of the Code, Non-Qualified Stock Options ("NQSOs"), which do not satisfy the requirements for ISO treatment, and stock appreciation rights ("SARs").

        The Company has reserved 753,825 shares of Common Stock for issuance under the Plan in connection with the exercise of awards. Shares of Common Stock to be issued under the Plan will be authorized but unissued shares.

        The exercise price of each ISO or NQSO will be at least equal to the fair market value of a share of Common Stock on the date of the grant.

        The ratification of the adoption of the Cavalry Bancorp, Inc. 1999 Stock Option Plan

         For            Against       Abstain    Broker Non-Votes
        ---------       -------       -------    ----------------
        5,008,595       180,652       9,906             917,275

        The third and final issue to come to a vote was the ratification of the 1999 Management Recognition Plan. The objective of the Management Recognition Plan ("MRP") is to reward performance and build the participant's equity interest in the Company by providing long-term incentives and rewards to officers, key employees and other persons who provide services to the Company by their innovation, ability, industry, loyalty, and exceptional service. In addition, the company believes that the MRP will provide and important retention incentive for key personnel.

        The Company has reserved 301,530 shares of Common Stock for issuance under the MRP in the form of restricted stock. Shares of Common Stock to be issued under the MRP will be authorized but unissued shares. Awards under the MRP will be made in the form of restricted shares of Common Stock that are subject to restrictions on transfer of ownership. Initial awards under the MRP will vest in equal installments over a five-year period beginning on the first anniversary of the date of grant. Compensation expense in the amount of the fair market value of the Common Stock at the date of the grant to the recipient will be recognized during the period over which the shares vest.

        The ratification of the adoption of the Cavalry Bancorp, Inc. 1999 Management Recognition Plan.

        For          Against      Abstain     Broker non-votes
        ---------    -------     --------     ----------------
        4,964,822    227,390      11,838          912,378

   Item 5.  Other Information

        Not applicable



   Item 6.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

         On April 5, 1999 a Form 8-K was filed to announce the regulatory approval of the Office of Thrift Supervision (OTS) to repurchase and retire up to 358,066 shares or approximately 5 percent of the
         7.2 million shares of its stock outstanding.

 (a)  Exhibits

       3.1     Charter of the Registrant*
       3.2     Bylaws of the Registrant*
      10.1     Employment Agreement with Ed C Loughry, Jr.**
      10.2     Employment Agreement with Ronald F Knight**
      10.3     Severance Agreement with Hillard C. Gardner**
      10.4     Severance Agreement with Ira B. Lewis**
      10.5     Severance Agreement with R Dale Floyd**
      10.6     Severance Agreement with M. Glenn Layne**
      10.7     Severance Agreement with Joy B Jobe**
      10.8     Severance Agreement with William S Jones**
      10.9     Severance Agreement with David W Hopper**
      10.10    Cavalry Banking Key Personnel Severance Compensation Plan**
      10.11    Cavalry Banking Employee Stock Ownership Plan**
      10.12    Management Recognition Plan with William H. Huddleston III
      10.13    Management Recognition Plan with Gary Brown
      10.14    Management Recognition Plan with Ed Elam
      10.15    Management Recognition Plan with Frank E. Crosslin, Jr.
      10.16    Management Recognition Plan with Tim J. Durham
      10.17    Management Recognition Plan with James C. Cope
      10.18    Management Recognition Plan with Terry G. Haynes
      10.19    Management Recognition Plan with Ed C. Loughry, Jr.
      10.20    Management Recognition Plan with Ronald F. Knight
      10.21    Management Recognition Plan with William S. Jones
      10.22    Management Recognition Plan with Hillard C. Gardner
      10.23    Management Recognition Plan with R. Dale Floyd
      10.24    Management Recognition Plan with David W. Hopper
      10.25    Management Recognition Plan with Joe W. Townsend
      10.26    Management Recognition Plan with M. Glenn Layne
      10.27    Management Recognition Plan with Joy B. Jobe
      10.28    Management Recognition Plan with Ira B. Lewis, Jr.
      10.29    Management Recognition Plan with Elizabeth L. Green
      10.30    Management Recognition Plan with James O. Sweeney, III
      13       Annual Report to Stockholders **
      21       Subsidiaries of the Registrant**
      27       Financial Data Schedule

* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).
** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(b)Reports on Form 8-K

   A Form 8-K (dated October 7,1998) was filed announcing approval from the Office of Thrift Supervision (OTS) to implement a program to repurchase up to 376,913 shares or approximately 5% of its 7.5 million shares outstanding.

   Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CAVALRY BANCORP, INC.


Date: August 11, 1999                       By: \s\ Ed C. Loughry, Jr.
                                               -----------------------------
                                               Ed C. Loughry, Jr.
                                               President and Chief Executive
                                               Officer


Date: August 11, 1999                       By: \s\ Hillard C. Gardner
                                               -----------------------------
                                               Hillard C. Gardner
                                               Senior Vice President and
                                               Chief Financial Officer

EXHIBIT 10.12
MANAGEMENT RECOGNITION PLAN WITH WILLIAM H HUDDLESTON, III

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-01

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to William Henry Huddleston III (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 12,922 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        2,584
            April 22, 2001                        2,584
            April 22, 2002                        2,584
            April 22, 2003                        2,584
            April 22, 2004                        2,586

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\  W. Henry Huddleston, III
                                    ------------------------------
                                    (Signature)

EXHIBIT 10.13
MANAGEMENT RECOGNITION PLAN WITH GARY BROWN

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-02

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to Gary Brown (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 12,922 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        2,584
            April 22, 2001                        2,584
            April 22, 2002                        2,584
            April 22, 2003                        2,584
            April 22, 2004                        2,586

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\  Gary Brown
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.14
MANAGEMENT RECOGNITION PLAN WITH ED ELAM

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-03

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to Ed Elam (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 12,922 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        2,584
            April 22, 2001                        2,584
            April 22, 2002                        2,584
            April 22, 2003                        2,584
            April 22, 2004                        2,586

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\  Ed Elam
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.15
MANAGEMENT RECOGNITION PLAN WITH FRANK E. CROSSLIN, JR.

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-04

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to Frank
E. Crosslin, Jr. (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 12,922 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        2,584
            April 22, 2001                        2,584
            April 22, 2002                        2,584
            April 22, 2003                        2,584
            April 22, 2004                        2,586

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\  Frank E. Crosslin, Jr.
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.16
MANAGEMENT RECOGNITION PLAN WITH TIM J. DURHAM

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-05

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to Tim J. Durham (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 12,922 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        2,584
            April 22, 2001                        2,584
            April 22, 2002                        2,584
            April 22, 2003                        2,584
            April 22, 2004                        2,586

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\  Tim J. Durham
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.17
MANAGEMENT RECOGNITION PLAN WITH JAMES C. COPE

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-06

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to James
C. Cope (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 12,922 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        2,584
            April 22, 2001                        2,584
            April 22, 2002                        2,584
            April 22, 2003                        2,584
            April 22, 2004                        2,586

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\  James C. Cope
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.18
MANAGEMENT RECOGNITION PLAN WITH TERRY G. HAYNES

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-07

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to Terry
G. Haynes (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 12,922 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        2,584
            April 22, 2001                        2,584
            April 22, 2002                        2,584
            April 22, 2003                        2,584
            April 22, 2004                        2,586

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\  Terry G. Haynes
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.19
MANAGEMENT RECOGNITION PLAN WITH ED C. LOUGHRY, JR.

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-08

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to Ed C. Loughry, Jr. (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 75,382 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        15,076
            April 22, 2001                        15,076
            April 22, 2002                        15,076
            April 22, 2003                        15,076
            April 22, 2004                        15,078

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\  Ed C. Loughry, Jr.
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.20
MANAGEMENT RECOGNITION PLAN WITH RONALD F. KNIGHT

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-09

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to Ronald
F. Knight (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 60,314 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        12,062
            April 22, 2001                        12,062
            April 22, 2002                        12,062
            April 22, 2003                        12,062
            April 22, 2004                        12,066

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\  Ronald F. Knight
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.21
MANAGEMENT RECOGNITION PLAN WITH WILLIAM S. JONES

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-10

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to William
S. Jones (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 7,538 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        1,507
            April 22, 2001                        1,507
            April 22, 2002                        1,507
            April 22, 2003                        1,507
            April 22, 2004                        1,510

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\Ronald F. Knight
                                         ----------------------------------

                                    Its  President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\  William S. Jones
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.22
MANAGEMENT RECOGNITION PLAN WITH HILLARD C. GARDNER

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-11

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to Hillard
C. Gardner (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 7,538 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        1,507
            April 22, 2001                        1,507
            April 22, 2002                        1,507
            April 22, 2003                        1,507
            April 22, 2004                        1,510

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\ William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\ Hillard C. Gardner
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.23
MANAGEMENT RECOGNITION PLAN WITH R. DALE FLOYD

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-12

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to R. Dale Floyd (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 7,538 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        1,507
            April 22, 2001                        1,507
            April 22, 2002                        1,507
            April 22, 2003                        1,507
            April 22, 2004                        1,510

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\ William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\ R. Dale Floyd
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.24
MANAGEMENT RECOGNITION PLAN WITH DAVID W. HOPPER

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-13

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to David
W. Hopper (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 7,538 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        1,507
            April 22, 2001                        1,507
            April 22, 2002                        1,507
            April 22, 2003                        1,507
            April 22, 2004                        1,510

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\ William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\ David W. Hopper
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.25
MANAGEMENT RECOGNITION PLAN WITH JOE W. TOWNSEND

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-14

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to Joe
W. Townsend (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 7,538 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        1,507
            April 22, 2001                        1,507
            April 22, 2002                        1,507
            April 22, 2003                        1,507
            April 22, 2004                        1,510

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\ William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\ Joe W. Townsend
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.26
MANAGEMENT RECOGNITION PLAN WITH M. GLENN LAYNE

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-15

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to M. Glenn Layne (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 7,538 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        1,507
            April 22, 2001                        1,507
            April 22, 2002                        1,507
            April 22, 2003                        1,507
            April 22, 2004                        1,510

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\ William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\ M. Glenn Layne
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.27
MANAGEMENT RECOGNITION PLAN WITH JOY B. JOBE

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-16

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to Joy B. Jobe (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 7,538 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        1,507
            April 22, 2001                        1,507
            April 22, 2002                        1,507
            April 22, 2003                        1,507
            April 22, 2004                        1,510

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\ William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\ Joy B. Jobe
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.28
MANAGEMENT RECOGNITION PLAN WITH IRA B. LEWIS, JR.

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-17

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to Ira B. Lewis, Jr. (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 7,538 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        1,507
            April 22, 2001                        1,507
            April 22, 2002                        1,507
            April 22, 2003                        1,507
            April 22, 2004                        1,510

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\ William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\ Ira B. Lewis, Jr.
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.29
MANAGEMENT RECOGNITION PLAN WITH ELIZABETH L. GREEN

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-18

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), Elizabeth
L. Green (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 7,538 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        1,507
            April 22, 2001                        1,507
            April 22, 2002                        1,507
            April 22, 2003                        1,507
            April 22, 2004                        1,510

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\ William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\ Elizabeth L. Green
                                    ----------------------------
                                    (Signature)

EXHIBIT 10.30
MANAGEMENT RECOGNITION PLAN WITH JAMES O. SWEENEY, III

                            CAVALRY BANCORP, INC.

                      1999 MANAGEMENT RECOGNITION PLAN

                         RESTRICTED STOCK AGREEMENT
                         --------------------------


RS No. 99-19

     Shares of Restricted Stock are hereby awarded on April 22, 1999, by Cavalry Bancorp, Inc., a Tennessee corporation (the "Corporation"), to James
O. Sweeney, III (the "Grantee"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Grantee 7,538 shares ("Shares") of common stock of the Corporation ("Common Stock") pursuant to the Cavalry Bancorp, Inc. 1999 Management Recognition Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on April 22, 2004, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule.

                                                Number of
            Date of Vesting                   Shares Vested
            ---------------                   -------------
            April 22, 2000                        1,507
            April 22, 2001                        1,507
            April 22, 2002                        1,507
            April 22, 2003                        1,507
            April 22, 2004                        1,510

The Committee referred to in Section 3 of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death, disability or normal retirement after attainment of age 65), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Corporation. If the Grantee incurs a Termination of Service by reason of death, disability or normal retirement after attainment of age 65, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue five certificates in respect of the Shares in the name of the Grantee, and shall hold such certificates for the benefit of the Grantee until the Shares represented thereby become Vested. Such certificates shall bear the following legend:

                  "The transferability of this certificate and the
            shares of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cavalry Bancorp, Inc.1999 Management Recognition Plan. Copies of such Plan are on file in the office of the Secretary of Cavalry Bancorp, Inc., P.O. Box 188, Murfreesboro, Tennessee 37133-0188.

     The Grantee further agrees that simultaneously with the execution of this Award Agreement, the Grantee shall execute stock powers in favor of the Corporation with respect to the Shares and that the Grantee shall promptly deliver such stock powers to the Corporation.

     5. Grantee's Rights. Subject to all limitations provided herein, the Grantee, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Grantee (or in the case of a decreased Grantee, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, capital distribution, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Common Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Grantee shall execute stock powers in favor of the Corporation with respect to such shares received by the Grantee.

     8. Effect of Change in Control. If a tender offer or exchange offer for shares of Cavalry Bancorp, Inc. (other than such an offer by the Corporation) is commenced, or if a change in control shall occur, the Grantee shall be given the right to Vest the Shares in full (to the extent they are not then Vested) upon the happening of such event and may exercise such right until the end of a period of 60 days following such date, after which such Shares Award Agreement; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Common Stock. The Corporation's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Section 10 of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

     11. Grantee Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Grantee's service as a director, emeritus director, or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Grantee.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

     14. Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                   Cavalry Bancorp, Inc.


                                    By   \s\ William S. Jones
                                         ----------------------------------

                                    Its  Executive Vice President
                                         ----------------------------------

                                    ACCEPTED:

                                    \s\ James O. Sweeney, III
                                    ----------------------------
                                    (Signature)

11







96