Form 10-Q
period 1999-09-30
CAVALRY BANCORP INC
filed 1999-11-09
CIK 1049535

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

{  X }  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the Quarterly Period Ended September 30, 1999 or

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

Common Stock Issued and Outstanding: 7,104,801 as of November 9, 1999.

                            CAVALRY BANCORP, INC.

                              Table of Contents

Part I.   Financial Information                                        Page

Item 1.   Financial Statements   (unaudited)

          Consolidated Balance Sheets at September 30, 1999
          and December 31, 1998                                           1


          Consolidated Statements of Income for the Three and
          Nine Month Periods Ended September 30, 1999 and 1998          2-3


          Consolidated Statements of Comprehensive Income for
          the Three and Nine Month Periods Ended September 30,
          1999 and 1998                                                   4


          Consolidated Statements of Changes in Equity for the
          Three and Nine Month Periods Ended September 30,
          1999 and 1998                                                 5-6

          Consolidated Statements of Cash Flows for the Nine Month
          Periods Ended September 30, 1999 and 1998                     7-8


          Notes to Consolidated Financial Statements                   9-12


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         12-22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  22-23

Part II.  Other Information                                              24

Signatures                                                               25

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                             CAVALRY BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, except per share data)
                                 (Unaudited)
                                                September 30,   December 31,
ASSETS                                                 1999           1998
                                                     -------         -------
Cash                                               $  11,421      $  12,110
Interest-bearing deposits with
 other financial institutions                         44,263         41,078
                                                   ---------      ---------
Cash and cash equivalents                             55,684         53,188
Investment securities available-for-sale
 (amortized cost: $40,967 and $46,424 at September 30,
  1999 and December 31, 1998, respectively)           40,923         46,505
Mortgage-backed securities held to maturity - at
  amortized cost (fair value: $704 and $963 at September
  30, 1999 and December 31, 1998, respectively )         714            959
Loans held for sale, at estimated fair value           5,578         10,923
Loans receivable, net                                271,715        237,547
Accrued interest receivable                            2,507          2,376
Office properties and equipment, net                   9,028          8,782
Real Estate Owned and Other Repossessed Assets            49             80
Federal Home Loan Bank of Cincinnati stock - at cost   1,846          1,751
Other assets                                           2,831          2,781
                                                   ---------      ---------
TOTAL ASSETS                                       $ 390,875      $ 364,892
                                                   =========      =========

LIABILITIES AND EQUITY

LIABILITIES:
  Deposits                                          $297,415       $266,032
  Accrued interest payable                               324            285
  Advance payments by borrowers for property
   taxes and insurance                                   796            237
  Other liabilities and accrued expenses               2,216          3,157
                                                   ---------      ---------
     Total Liabilities                               300,751        269,711
                                                  ----------      ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value:
    Authorized - 250,000 shares; none issued or outstanding at
      September 30, 1999 and December 31, 1998             -              -
  Common Stock, no par value:
    Authorized - 49,750,000 shares; issued and outstanding:
     7,104,801 and 7,161,337 at September 30, 1999 and
       December 31, 1998, respectively                64,104         65,705
  Retained earnings                                   37,399         35,037
  Unallocated ESOP Shares                             (5,167)        (5,612)
  Unearned restricted stock                           (6,185)             -
  Accumulated other comprehensive
   income, net of taxes                                  (27)            51
                                                    ---------     ---------
         Total Stockholders' Equity                   90,124         95,181
                                                   ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 390,875      $ 364,892
                                                   =========      =========

See accompanying notes to consolidated financial statements.

                            CAVALRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in Thousands, Except Per Share Data)
                                 (Unaudited)

                                Three Months Ended    Nine Months Ended
                                    September 30,       September 30,

                                    1999       1998         1999         1998
                                    ----       ----         ----         ----
Interest and dividend income:
 Loans                          $  6,036     $5,493 $     17,468     $ 16,113
 Investment securities               543        670        1,768        1,348
 Deposits with other financial
  institutions                       499        520        1,419        2,221
 Mortgage-backed securities held
  to maturity                          9         15           30           54
                                  ------     ------       ------       ------
  Total interest and dividend
   income                          7,087      6,698       20,685       19,736
                                  ------     ------       ------       ------
  Interest expense on deposits     2,532      2,310        7,231        7,233
                                  ------     ------       ------       ------
  Net interest income              4,555      4,388       13,454       12,503
                                  ------     ------       ------       ------
Provision for loan losses            132        173          644          308
                                  ------     ------       ------       ------
  Net interest income after
  provision for loan losses        4,423      4,215       12,810       12,195
                                  ------     ------       ------       ------
Noninterest income:
 Servicing income                     59       103           198          305
 Gain on sale of loans, net          692       587         1,598        1,625
 Gain on sale of office
  properties  and equipment            -         -             -           42
 Deposit servicing fees and charges  546       377         1,451        1,091
 Trust service fees                  249       171           687          505
 Other operating income               61        55           197          157
                                  ------    ------        ------       ------
   Total non-interest income       1,607     1,293         4,131        3,725
                                  ------    ------        ------       ------

Noninterest expenses:
 Compensation, payroll taxes and
  fringe benefits                  2,381     1,843         6,761        5,159
 Occupancy expense                   186       170           533          452
 Supplies, communications and other
  office expenses                    204       237           654          615
 Federal insurance premiums           37        37           112          112
 Advertising expense                  48        47           229          140
 Equipment and service bureau
   expense                           603       603         1,776        1,706
 Other operating expenses            315       325         1,038          862
                                  ------    ------        ------       ------
   Total non-interest expenses     3,774     3,262        11,103        9,046
                                  ------    ------         ------     -------
Earnings before income tax
   expense                         2,256     2,246         5,838        6,874
                                  ------    ------        ------       ------
Income tax expense                   918       842         2,407        2,579
                                  ------    ------        ------       ------
   Net income                    $ 1,338 $   1,404        $3,431       $4,295
                                  ======    ======        ======       ======
Basic earnings per share           $0.20     $0.20         $0.52        $0.62
                                  ======    ======        ======       ======
Weighted average
shares outstanding (1)         6,580,643   6,960,318    6,656,391   6,947,846
                               =========   =========    =========   =========

 Dividends declared $0.05 per share payable October 15, 1999 for stockholders of record date September 30, 1999.


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

                                CAVALRY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (Dollars in Thousands)
                                   (Unaudited)

                                       Three Months Ended  Nine Months Ended
                                         September 30,     September 30,
                                            1999    1998       1999    1998
                                            ----   -----      -----   -------

     Net income                           $1,338    $1,404     $3,431  $4,295
     Other comprehensive income, net of tax
     Unrealized gains(losses) on securities
     Available for sale                       14        95        (78)     82
                                           ------   -------   -------  -------
     Comprehensive income                 $1,352   $ 1,499   $  3,353  $4,377
                                         ========  ========  ======== ========

     See accompanying notes to consolidated financial statements.

                                 CAVALRY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                         FOR THE THREE AND NINE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1998 AND 1999
                                (Dollars in Thousands)
                                      (Unaudited)

                                             Unallocated            Total
           Common      Common    Retained    ESOP    MRP   Comp  Shareholders'
           Shares       Stock     Earnings  Shares  Shares Income   Equity
           ------      ------    ---------  ------  -----  ------   ------
Balance
June 30,
1998
          7,538,250    73,850      32,965   (6,031)     -     (18)    100,766
         ==========   =======     =======   =======   ===    ====    ========
Net income        -         -       1,404        -      -       -       1,404
Change in valuation
 allowance for
 investment securities
 available for sale         -           -        -      -      95          95
ESOP shares committed
  for release     -        27           -       54      -       -          81
Dividends         -         -        (377)       -      -       -        (377)
          ---------    ------      ------   ------   ----    ----      ------
Balance
September 30,
1998      7,538,250    73,877      33,992   (5,977)     -      77     101,969
          =========    ======      ======   =======   ====   ====     =======

Balance,
December 31,
1997          -       $     -     $30,452     $  -  $   -     $(5)    $30,447
          =========    ======      ======   ======   ====    ====     =======
Net income    -             -       4,295        -      -       -       4,295
Change in valuation
 allowance for
 investment securities
 available for sale         -           -        -      -     82           82
Issuance of common
stock     7,538,250    73,850           -   (6,031)     -      -       67,819
ESOP shares committed
  for release     -        27           -       54      -      -           81
Dividends         -        -         (755)       -      -      -         (755)
          ---------    ------      ------   ------   ----   ----       ------
Balance
September 30,
1998
Total     7,538,250    73,877      33,992   (5,977)     -     77      101,969
         ==========   ========    =======   =======    ===   ===      =======

Balance
June 30,
1999
Total     7,104,801    63,942      36,403   (5,316) (6,522)  (41)      88,466
          =========    ======      ======   ======  =======  ====      ======
  Net income      -         -       1,338        -       -     -        1,338
Change in valuation
 allowance for
 investment
 securities
 available-for-sale         -           -        -       -     14          14
ESOP shares committed
 for release      -       162           -      149       -      -         311
Restricted shares
 for release      -         -           -        -     337      -         337
Dividends         -         -         (342)      -       -      -        (342)
           ---------    ------      ------   -----   -----    ---      ------
Balance,
September 30,
1999      7,104,801    64,104      37,399   (5,167) (6,185)   (27)      90,124
          =========    ======      ======   =======  ======   ====      ======

Balance,
December 31,
1998      7,161,337   $65,705      35,037   (5,612)     -     51       95,181
  Net income      -         -       3,431        -      -      -        3,431
Change in valuation
 allowance for
 investment securities
 available-for-sale         -           -        -      -    (78)         (78)
 Issuance of
  common
  stock     301,530     6,747           -        -  (6,747)    -            -
ESOP shares committed
 for release      -       517           -      445       -     -          962
Restricted shares
  for release     -         -           -        -     562     -          562
Purchase and
 retirement of common
 stock     (358,066)   (8,865)          -        -       -     -       (8,865)
Dividends         -         -       (1,069)      -       -     -       (1,069)
           ---------    ------      ------   ------   ----   ----       ------
Balance,
September 30,
1999      7,104,801    64,104      37,399   (5,167)(6,185)   (27)      90,124
          =========    ======      ======   ======= ======   ====      ======

                              CAVALRY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                              (Dollars in Thousands)
                                  (Unaudited)

                                                             1999        1998
                                                            -----        ----
Operating activities:
     Net cash provided (used) by operating activities       10,303       (120)
                                                          --------   --------
Investing activities:
 Decrease (increase) in loans
  receivable, net                                          (34,857)   (20,748)
 Principal payments on mortgage
  backed securities held to maturity                           237        293
 Proceeds from the sales of office
  properties and equipment                                       -        203
 Purchase of investment securities
  available for sale                                       (35,965)   (47,104)
 Purchase of investment securities
  held to maturity                                               -     (4,940)
 Proceeds from maturities of investment
  securities                                                41,500     15,000
 Purchase of office properties
  and equipment                                             (1,085)    (1,404)
                                                           --------   --------
       Net cash used in investing  activities              (30,170)   (58,700)
                                                           --------   --------
Financing activities:
 Net (decrease) increase in deposits                        31,383     (1,389)
 Issuance of common stock                                        -     69,352
 Expenses of stock offering                                      -     (1,536)
 Stock repurchase and retirement                            (8,865)         -
 Net increase in advance
  payments by borrowers for
  property taxes and insurance                                 559        621
 Cash dividends paid on common stock                          (714)      (377)
                                                           --------  --------
        Net Cash provided (used) by
         financing activities                               22,363     66,671
                                                          --------   --------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                         2,496     7,851

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   53,188     37,658
                                                          --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    55,684     45,509
                                                          ========   ========

SUPPLEMENT DISCLOSURES OF CASH
 FLOW INFORMATION:
Payments during the period for:
 Interest                                                    7,201      7,228
                                                          ========   ========
 Income taxes                                                3,569      2,660
                                                          ========   ========
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Foreclosures and in substance
Foreclosures of loans during period                             69        23
                                                          ========   ========
Interest credited to deposits                                2,946      2,876
                                                          ========   ========
Net unrealized gains(losses) on investment
  Securities available for sale                               (124)       131
                                                           ========   ========
(Decrease) increase in deferred tax asset related
  to unrealized gain on investments                              46        (49)
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

   The results of operations for the three and nine months ended September 30,1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998.

2. Earnings Per Share

   Statement of Financial Accounting Standards No. 128, Earnings Per Share, established new standards for computing and presenting earnings per share. The standard is effective for annual and interim periods ending after December 15, 1997. This standard had no impact on the computation of the Company's earnings per share upon adoption.

   Earnings per share has been computed for the three and nine months ended September 30, 1999 based upon weighted average common shares outstanding of 6,580,643 and 6,656,391, respectively. For the purpose of computing weighted average shares outstanding for the three and nine months ended September 30, 1998, shares issued in the Conversion on March 16, 1998 were assumed to have been outstanding since January 1, 1998. Earnings per share for the three and nine months ended September 30, 1998 was based upon 6,960,318 and 6,947,846, respectively. ESOP shares are not considered in the weighted average shares outstanding until shares are committed to be released or earned.

3.  Business Segments

    The Company and its subsidiary provide community oriented banking services to individuals and businesses primarily within Rutherford, Bedford and Williamson counties in middle Tennessee.

    The Company's segments are identified by the products and services offered, principally distinguished as banking, trust and mortgage banking operations. Approximately 30% of mortgage banking revenues in 1998 and 50% of the mortgage banking revenues for the nine month period ended September 30, 1999 are derived each year from transactions with agencies of the U.S. and state government. In addition, one separate and unrelated entity purchased approximately 50% of mortgages sold in 1998 with another separate and unrelated entity doing the same in 1999. Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in Note 1 of the 1998 Annual Report to Shareholders. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods.
    These methods have been consistently applied.

    For the quarter ended                   Mortgage
    September 30, 1999            Banking    Banking     Trust   Consolidated
                                  -------    -------   -------   ------------
    Interest Revenue               $7,087     $    -     $   -      $7,087
    Other income-external customers   607         59       249         915
    Interest expense                2,532          -         -       2,532
    Depreciation and amortization     200         48        22         270
    Other significant items:
        Provision for loan losses     132          -         -         132
        Gain on sale of assets          -        692         -         692
    Segment profit                  2,033        161        62       2,256
    Segment assets                384,990      5,703       182     390,875

    For the quarter ended                   Mortgage
    September 30, 1998             Banking   Banking     Trust   Consolidated
                                   -------   -------   -------   ------------
    Interest Revenue               $6,698     $    -     $   -      $6,698
    Other income -external customers  432        103       171         706
    Interest expense                2,310          -         -       2,310
    Depreciation and amortization     284         67         9         360

    Other significant items:
        Provision for loan losses     173          -         -         173
        Gain on sales of assets         -        587         -         587
    Segment profit                  1,738        487        21       2,246
    Segment assets                343,599     10,106        38     353,743

    For the nine months ended               Mortgage
    September 30, 1999            Banking    Banking     Trust   Consolidated
                                  -------    -------   -------   ------------
    Interest revenue              $20,685     $    -     $   -     $20,685
    Other income-external customers 1,648        198       687       2,533
    Interest expense                7,231          -         -       7,231
    Depreciation and amortization     622        150        43         815
    Other significant items
        Provision for loan losses     644          -         -         644
        Gain on sale of assets          -      1,598         -       1,598
    Segment profits                 5,413        262       163       5,838
    Segment assets                384,990      5,703       182     390,875

    For the nine months ended               Mortgage
    September 30, 1998            Banking    Banking     Trust   Consolidated
                                  -------    -------   -------   ------------
    Interest revenue              $19,736     $   -      $   -     $19,736
    Other income-external customers 1,248        305       505       2,058
    Interest expense                7,233          -         -       7,233
    Depreciation and amortization     671        188        27         886
    Other significant items:
        Provision for loan losses     308          -         -         308
        Gain on sales of assets        42      1,625         -       1,667
    Segment profit                  6,194        588        92       6,874
    Segment assets                343,599     10,106        38     353,743

4. On March 25, 1999 Cavalry Bancorp, Inc. announced plans to implement a program to repurchase in the open market up to 358,066 shares or approximately 5 percent of its 7.2 million shares outstanding at that time. The buyback was completed June 10, 1999. The Company repurchased 358,066 shares at the average price of $24.76 per share with the last purchase being a negotiated single block trade from an unaffiliated shareholder. This block consisted of 212,303 shares purchased at a price of $26.125, which represents a 8.29% large block premium, paid over recent trading prices.

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

    ITEM 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

   Total assets were $390.9 million at September 30, 1999 and $364.9 million at December 31, 1998, an increase of $26.0 million or 7.1%. This increase was a result of growth in net loans receivable and interest bearing deposits with other financial institutions offset by a decline in loans available for sale. Cash and cash equivalents increased $2.5 million while total investments decreased $5.6 million. The decrease was a result of increased portfolio lending and the repurchase and retirement of Cavalry Bancorp, Inc. stock. Mortgage-backed securities decreased $245,000 from $959,000 at December 31, 1998 to $714,000 at September 30, 1999 as a result of repayments. Loans held for sale decreased $5.3 million. The decrease resulted primarily from a decline in the volume of loans originated for sale. This decline was a result of fewer refinances during this period. Loans receivable, net increased from $237.5 million at December 31, 1998 to $271.7 million at September 30, 1999. Gross loans outstanding increased $39.3 million from $304.6 million at December 31, 1998 to $343.9 at September 30, 1999. The portfolio of one-to-four family mortgage loans declined $11.5 million or 15.2% from $75.6 million at December 31, 1998 to $64.1 million at September 30, 1999. This decline was primarily a result of pay-offs in the adjustable rate mortgage portfolio with very limited origination activity in those types of mortgages. The multifamily portfolio also declined $302,000 from $1.1 million at December 31, 1998 to $798,000 at September 30, 1999 as a result of repayments. The commercial mortgage portfolio increased from $52.5 million at December 31, 1998 to $68.0 million at September 30, 1999, an increase of $15.5 million or 29.5%. This increase was primarily a result of active solicitation and competitive pricing of all consumer, commercial, construction, land and commercial real estate loan products. Construction and land loans increased $21.4 million or 21.3% from $100.3 million at December 31, 1998 to $121.7 million at September 30, 1999. Consumer and commercial loans increased $14.2 million or 18.9% from $75.1 million at December 31, 1998 to $89.3 million at September 30, 1999.

   Deposit accounts increased $31.4 million from $266.0 million at December 31, 1998 to $297.4 million at September 30, 1999.
   Certificates of deposit increased $17.4 million from $125.3 million at December 31, 1998 to $142.7 million at September 30, 1999. The Bank's savings account balances decreased $100,000 from $13.6 million at December 31, 1998 to $13.5 million at September 30, 1999. NOW account balances increased $7.8 million from $35.6 million at December 31, 1998 to $43.4 million at September 30, 1999. Money market accounts increased $6.7 million from $52.5 million at December 31, 1998 to $59.2 million at September 30, 1999. Non-interest-bearing deposits declined from $39.1 million at December 31, 1998 to $38.7 million at September 30, 1999. The increases in deposit activity as well as the increase in the loan activity can be attributed primarily to the branch network production. Most branches are now full service, which would include the ability to originate loans.

   Stockholders' equity decreased by $5.1 million from December 31, 1998 to September 30, 1999. This decrease was primarily a result of the stock repurchases and retirement program. The company repurchased and retired 358,066 shares at a cost of $8.9 million. At the annual meeting of the stockholders on April 22, 1999 the stockholders approved two incentive plans which included a management recognition plan and a stock option plan. The management recognition plan resulted in the issuance of 301,530 shares of restricted stock at a market value of $6.7 million with an offsetting reduction to capital in the form of unearned restricted stock. This stock will be earned over a five year vesting period.
   During this period capital increased $562,000 as a result of restricted stock being earned. During the period 44,469 ESOP shares were committed to be released increasing capital by $962,000.
   Capital also increased as a result of earnings for the nine month period of $3.4 million. These increases were offset by dividends of $1.1 million and comprehensive income of ($78,000). The negative comprehensive income was a result of the decline in the market value of available for sale investment securities.

   Nonperforming assets increased from $187,000 at December 31, 1998 to $428,000 at September 30, 1999. The recorded investment in impaired loans was $1.3 million at December 31, 1998 and September 30, 1999.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and September 30, 1998.

   Net Income.   Net income decreased to $1.3 million for the three months
   ended September 30, 1999 from $1.4 million for the three months ended September 30, 1998 primarily as a result of increased operating expenses and higher interest expense. These increased expenses were partially offset by higher interest income, a lower allowance for loan losses and higher operating incomes.

   Net Interest Income.   Total interest income increased 6.0% to $7.1
   million for the three months ended September 30, 1999 from $6.7 million for the same period in 1998. Interest on loans increased from $5.5 million for the period ended September 30, 1998 to $6.0 million for the same period in 1999. This was a result of average loans outstanding increasing from $234.3 million in 1998 to $274.6 million for the same period in 1999.
   The average yield decreased from 9.4% for the period ended September
   30, 1998 compared to 8.8% for the same period in 1999. This decrease was a result of lower rates and market competition. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds decreased from $1.2 million for the period ended September 30, 1998 to $1.1 million for 1999. Average investments decreased from $86.7 million for the three months in 1998 to $82.1 million for the same period in 1999. These funds were used to repurchase stock and to fund lending activity. The average yield declined from 5.6% for the three months ended September 30, 1998 to 5.1% for the same period in 1999. This decline in yield was a result of lower rates for the three month period ended September 30, 1999 compared to the same period in 1998. All interest income is allocated to the banking segment.

   Interest Expense.   Interest expense increased from $2.3 million for
   the period ended September 30, 1998 to $2.5 million for the same period in 1999. Average costing liabilities increased from $208.3 million for the period ended September 30, 1998 to $253.2 million for the same period in 1999. The average cost of funds decreased from 4.4% for the three months ended September 30, 1998 to 4.0% for the same period in 1999.
   This decrease was primarily a result of an increase in the average balance in NOW accounts, a lower cost deposit, increasing from $30.3 million for the three month period ended September 30, 1998 to $43.3 million for the same period in 1999. This increase was also coupled with a decline in the average cost from 1.4% for the three months ended September 30, 1998 to 1.2% for the same period in 1999. This decline in cost was a result of the bank lowering the rate offered on NOW accounts. The average balances of money market accounts outstanding increased from $42.1 million for the three months ended September 30, 1998 to $61.6 million for the same period in 1999. This increase in volume was offset by a decline in average cost from 4.2% for the three months ended September 30, 1998 to 4.0% for the same period in 1999. This decrease in cost was a result of lower rates. Average passbook balances also increased from $13.3 million for the period ended September 30, 1998 to $14.3 million for the same period in 1999. The average cost declined from 2.0% to 1.2% between 1998 and 1999. This decline was a result of the bank lowering the rates paid on passbook deposits. Average balances in certificates of deposits increased from $122.6 million for the three months ended September 30, 1998 to $134.1 million for the same period in 1999. Lower rates accounted for the decline in the average cost from 5.5% for the three month period ended September
   30, 1998 to 5.1% for the same period in 1999. All interest expense is allocated to the banking segment.

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

   The provision for loan losses was $132,000 for the period ending September 30, 1999 compared to $173,000 for the same period in 1998. The decrease in the provision was primarily a result of slower growth in the construction, land, commercial real estate, commercial and consumer loan portfolios.
   The Bank assigns a higher risk to these credits than to one-to-four family mortgages. Internally classified assets were $1.3 million at September 30, 1999 compared to $1.3 million at September 30, 1998.
   Management expects classified assets to increase moderately, although no assurances can be given that this will in fact occur. Management deemed the allowance for loan losses adequate at September 30, 1999. The provision for loan losses is allocated to the banking segment

   Noninterest Income.   Noninterest income increased to $1.6 million for
   the three months ended September 30, 1999 from $1.3 million for the same period in 1998. The mortgage banking segment saw an increase in net gain on sale of loans from $587,000 for the three months ended September 30, 1998 to $692,000 for the same period in 1999. This increase was primarily a result of a slight increase in volume of loans sold. Also during this quarter the Bank decided to sell all Tennessee Housing Development Authority guaranteed loans servicing released. This allowed for a greater profit on the sale of these loans. Servicing income declined from $103,000 for the quarter ended September 30, 1998 to $59,000 for the same quarter in 1999. This decline was a result of increased amortization of the originated s servicing asset. In the banking segment service fees and other operating incomes increased from $432,000 for the three months ended September 30, 1998 to $607,000 for the same period in 1999. This increase was a result of volume in transactional accounts and an increased fee structure. In the trust segment trust fees increased from $171,000 for the three months ended September 30, 1998 to $249,000 for the same period in 1999. This increase was a result of more trust assets under management.

   Noninterest Expense.   Noninterest expense was $3.8 million for the
   period ending September 30, 1999 compared to $3.3 million for the same period in 1998. Compensation and other employee benefits increased from $1.8 million for the three months ended September 30, 1998 to $2.4 million for the period ended September 30, 1999.
   This increase was a result of the implementation of the management recognition plan, increased ESOP expense and increased staffing to support the branch network. The increases in other categories of operating expenses generally are attributable to the growth of the Company.

   Income taxes.   The provision for income taxes was $918,000 for the
   period ended September 30, 1999 compared to $842,000 for the same period in 1998.

Comparison of Operating Results for the Nine Months Ended September
 30, 1999 and September 30, 1998.

   Net Income. Net income decreased to $3.4 million for the nine months ended September 30, 1999 from $4.3 million for the nine months ended September 30, 1998 primarily as a result of an increased provision for losses on loans and increased noninterest expense. These increased expenses were offset partially by an increase in interest income and increased noninterest income.

   Net Interest Income. Total interest income increased 5.1% to $20.7 million for the nine months ended September 30, 1999 from $19.7 million for the same period in 1998. Interest on loans increased from $16.1 million for the period ended September 30, 1998 to $17.5 million for the same period in 1999. This was a result of average loans outstanding increasing from $228.9 million for the nine months ended September 30, 1998 to $262.9 for the same period in 1999.
   This increase was partially offset by a decline in average yield from 9.4% for the nine months ended September 30, 1998 to 8.9% for the same period in 1999. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds sold decreased from $3.6 million for the nine months ended September 30, 1998 to $3.2 million for the same period in 1999. Average investments decreased from $88.3 million for the nine months ended September 30, 1998 to $86.4 million for the same period in 1999. The average yield declined from 5.5% for the nine months ended September 30, 1998 to 5.0% for the same period in 1999 as a result of declining rates. Total interest income is allocated to the banking segment.

   Interest Expense. Interest expense remained constant at $7.2 million for the nine month periods ended September 30, 1998 and 1999. Average costing liabilities increased from $226.4 million for the nine months ended September 30, 1998 to $242.1 million for the same period in 1999.
   The average cost of funds declined from 4.3% for the nine months ended September 30, 1998 to 4.0% for the same period in 1999. Average passbook savings decreased from $25.0 million for the nine months ended September 30, 1998 to $14.0 million for the same period in 1999.
   The average cost of passbook deposits declined from 1.9% for the nine months ended September 30, 1998 to 1.3% for the same period in 1999. The decline in volume was a result of the returning of subscription funds during the nine month period of 1998. The decline in rate was a result of the bank's pricing policy on those deposits. Average deposits in money market accounts increased from $45.6 million for the nine months ended September 30, 1998 to $58.4 million for the same period in 1999. The average cost of the money market accounts declined from 4.2% for the nine month period ended September 30, 1998 to 4.0% for the same period in 1999 as a result of declining rates.
   Average balances in NOW accounts increased from $32.0 million for the nine month period ended September 30, 1998 to $41.0 million for the same period in 1999. This increase was primarily a result of active solicitation of these accounts by the use of employee incentives. The average cost of NOW accounts declined from 1.5% for the nine months ended September 30, 1998 to 1.2% for the same period in 1999 as a result of the Bank lowering the rate paid on these deposits.
   The average balances in certificates of deposits increased slightly from $123.8 million for the nine month period ended September 30, 1998 to $128.6 million for the same period in 1999. The average cost declined from 5.5% for the nine months ended September 30, 1998 to 5.1% for the same period in 1999 as a result of declining rates. Total interest expense is allocated to the banking segment.

   Provision for Loan Losses.  The provision for loan losses was $644,000 for the nine month period ended September 30, 1999 compared to $308,000 for the same period in 1998. The increase was a result of increased loan portfolio growth in construction, land development, commercial, consumer commercial real estate loans. See "Comparison of Operating Results for the Three Months Ended September 30, 1999 and September 30, 1998 - Provision for Losses."

   Noninterest Income. Noninterest income increased to $4.1 million for the nine months ended September 30, 1999 compared to $3.7 million for the same period in 1998. In the mortgage banking segment the gain on sale of loans was $1.6 million for both nine month periods ended September 30, 1999 and 1998. The mortgage banking segment saw a decline in mortgage servicing fees from $305,000 for the nine month period ended September 30, 1998 to $198,000 for the same period in 1999. This decline was a result of the amortization of the originated servicing asset. The trust segment saw trust fees increase from $505,000 for the nine months ended September 30, 1998 to $687,000 for the same period in 1999. In the banking segment deposit servicing fees and other operating income increased from $1.2 million for the nine months ended September 30, 1998 to $1.6 million for the same period in 1999 as a result of increased volume in transactional accounts and increased fee pricing.

   Noninterest Expense. Noninterest expense was $11.1 million for the nine month period ended September 30, 1999 compared to $9.0 million for the same period in 1998. Compensation, payroll taxes and fringe benefits increased from $5.2 million for the nine month period ended September 30, 1998 to $6.8 million for the same period in 1999.
   This increase was primarily a result of increased staffing to service the increased volumes in deposits and lending, normal annual salary increases, increased ESOP expense and the expense of restricted stock awards. The increases in other categories of operating expenses generally are attributable to the growth of the Company.

   Income Taxes. The provision for income taxes was $2.4 million for the nine month period ended September 30, 1999 compared to $2.6 million for the same period in 1998. This decrease was a result of lower income before taxes for the nine months ended September 30, 1999.


Liquidity and Capital Resources

   The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments from and the sale of loans, maturing securities and FHLB of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions and competition. Regulations of the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the daily balance of net withdrawal deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 1999, cash and cash equivalents totaled $55.7 million or 14.2% of total assets, and investments available for sale totaled $40.9 million. At September 30, 1999, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $20.0 million.

   As of September 30, 1999, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 1999, under regulations of the OTS, the Bank's tangible, core and risk-based capital ratios were 20.45%, 20.45% and 22.29%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

   The Bank's capital requirements and actual capital under OTS regulations are as follows as of September 30, 1999:
                                                 AMOUNT      % OF ASSETS
                                                -------      -----------
               GAAP Capital                     $77,144          20.44%
                                                =======          ======
               Tangible Capital:
                     Actual                     $77,171          20.45%
                     Required                     5,661           1.50%
                                                -------           -----
                     Excess                     $71,510          18.95%
                                                =======         =======
               Core Capital
                     Actual                     $77,171          20.45%
                     Required                    11,322           3.00%
                                                -------          ------
                     Excess                     $65,849          17.45%
                                                =======         =======
Liquidity and Capital Resources (Continued)

               Risk-based Capital:
                     Actual                     $80,998          22.29%
                     Required                    29,074           8.00%
                                                -------         -------
                     Excess                     $51,924          14.29%
                                                =======          ======


   At September 30, 1999, the Bank had loan commitments (including undisbursed portions of construction loans) of approximately $61.9 million. In addition, at September 30, 1999, the unused portion of lines of credit extended by the Bank was approximately $8.4 million for consumer lines of credit and $26.5 million for commercial lines of credit. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees are for a term of one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 1999, the Bank had $8.0 million of letters of credit outstanding.

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

Year 2000

   The approach of the Year 2000 presents significant issues for many computer systems. The problems stem from the inability of some computer systems to properly interpret dates after December 31, 1999, because such systems allow only two digits to indicate the year in a date. The Year 2000 issues are not limited to dates in computer programs but is a complex combination of problems that may exist in computer programs, data files, computer hardware and other devices essential to the operation of the Bank. Further, the Bank must consider the potential impact that Year 2000 may have on services provided by third parties and our borrowing customers.

   The Bank began working on the Year 2000 issue in 1996 as part of a project to update our information systems to a level that would allow us to compete in the 21st century. The Bank has a formal Year 2000 plan which follows the FFIEC's suggested steps of Awareness, Assessment, Renovation, Validation and Implementation and has been reviewed by senior management, the Audit Committee and the Board of Directors. Included in the plan is a listing of all applications and systems (whether in-house or provided by third parties) which may be impacted by Year 2000 and a categorization of their potential impact on Bank operations. The Bank's Year 2000 readiness has been reviewed by Federal Regulators.

   As of September 30, 1999, the Awareness and Assessment Phases have been completed by the Bank. All internal computer hardware and software have been Renovated, Validated and Implemented and are Year 2000 ready. However, management feels that these phases, while complete, are also ongoing due to unexpected but necessary hardware and software replacements/upgrades between now and the end of the year. While these upgrades/replacements will be limited, all necessary changes will be thoroughly tested prior to replacement of the current Year
   2000 compliant hardware or software.

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

   The Bank does not believe that the Year 2000 issue will be material to its financial position in any given year. Year 2000 costs are not always easy to separate from expenses related to routine upgrades or changes in hardware/software. This is especially true since the Bank started in late 1996 to perform a complete system wide upgrade of all computer hardware and software. These upgrades were necessary from an operational perspective but also solved many potential Year 2000 problems. Therefore, the Bank believes that most of the following costs disclosed as Year 2000 costs could just as easily have been excluded as replacement or upgrade costs. The Bank's estimated upgrade and Year 2000 related cost for 1996 was $700,000. The Bank's estimated upgrade and Year 2000 related cost for fiscal year 1997 was $250,000 and the Company's estimated upgrade and Year 2000 related cost for fiscal year 1998 was $150,000. The Bank currently believes that all major year 2000 expenditures have been made and therefore, estimates that only an additional $35,000 in Year 2000 cost will be incurred over the remaining 3 months. These costs will relate primarily to personnel cost incurred in the validation and implementation phases.

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

   Business resumption plans have been developed and were tested during the third quarter to deal with these worse case scenarios. However, should any or a combination of any of the above scenarios actually materialize, the results could be loss of revenue, increased cost and/or impaired liquidity. It is not possible to estimate the extent of loss that may occur nor is it possible to estimate the length of time that it would take to remedy any problems encountered.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1998 to September 30, 1999. However, the OTS results are not yet available for the quarter ended September 30, 1999. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations.
   The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in The Company's Annual Report for the fiscal year ended December 31, 1998.

   The following table presents the Company's interest sensitivity gap at September 30, 1999.


                                            After   After
                                     Six    One     Three
                          Within    Months   To      To      Over
                           Six      To One  Three   Five     Five
                           Months    Year   Years   Years    Years   Total

  Interest-earning assets:
   Loans receivable, net  $54,849  52,505  46,814  61,866  61,259  277,293
   Mortgage-backed
    securities                 10      11      46      53     594      714
   FHLB stock                 185     185     738     738       -    1,846
   Investment securities   39,934     989       -       -       -   40,923
   Federal funds sold,
     overnights, and other
     interest-bearing
     deposits              44,263       -       -       -       -   44,263
                          -------  ------ ------- ------- -------  -------
  Total rate sensitive
     Assets               139,241  53,690  47,598  62,657  61,853  365,039
                          ======= ======= ======= ======= =======  =======
   Interest-bearing liabilities:
   Deposits:
    NOW accounts            4,341   4,341  17,364  17,364       -   43,410
    Passbook savings
     accounts               1,347   1,347   5,389   5,389       -   13,472
    Money market
     deposit accounts       5,922   5,922  23,687  23,687       -   59,218
    Certificates of
     deposits              63,743  56,588  13,467   8,726     129  142,653
                          ------- ------- ------- ------- -------  -------
   Total rate sensitive
     Liabilities           75,353  68,198  59,907  55,166     129  258,753
                          ======= ======= ======= ======= =======  =======

  Excess (deficiency) of
   interest sensitivity
   assets over interest
   sensitivity
   liabilities             63,888 (14,508)(12,309)  7,491  61,724  106,286
 Cumulative excess
   (deficiency) of
   interest sensitivity
   assets                  63,888  49,380  37,071  44,562 106,286  106,286
 Cumulative ratio
   of interest-earning
   assets to interest-bearing
   liabilities             184.78% 134.40% 118.22%  117.23%  141.08%  141.08%
 Interest sensitivity
   gap to total
   assets                  17.50%  (3.97)% (3.37)%   2.05%    16.91%   29.12%
 Ratio of interest
   -earning assets to
   interest-bearing
   liabilities            184.78%  78.73%   79.45% 113.58% 47,948.06% 141.08%
 Ratio of cumulative
   gap to total
   assets                  17.50%  13.53%   10.16%  12.21%     29.12%   29.12%

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

         Not applicable

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


                                            CAVALRY BANCORP, INC.


Date: November 9, 1999                      By: /s/Ronald F. Knight
                                               -----------------------------
                                               Ronald F. Knight
                                               President and Chief Operating
                                               Officer


Date: November 9, 1999                      By: /s/Hillard C. Gardner
                                               -----------------------------
                                               Hillard C. Gardner
                                               Senior Vice President and
                                               Chief Financial Officer
24