Form 10-K
period 1999-12-31
CAVALRY BANCORP INC
filed 2000-03-27
CIK 1049535

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Fiscal  Year  Ended  December  31,  1999     OR

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934

                           Commission  File  Number:  0-23605

                              CAVALRY BANCORP,  INC.
--------------------------------------------------------------------------------
           (Exact  name  of  registrant  as  specified  in  its  charter)

            Tennessee                                  62-1721072
-------------------------------                 --------------------------
(State  or  other  jurisdiction                     (I.R.S.  Employer
  of  incorporation                                   I.D.  Number)
  or  organization)

114  West  College  Street,  Murfreesboro,  Tennessee            37130
-----------------------------------------------------     -------------------
  (Address  of  principal  executive  offices)                 (Zip  Code)

Registrant's  telephone  number,                           (615)  893-1234
  including  area  code:                                  --------------------

Securities  registered  pursuant                                  None
  to Section 12(b) of the Act:                            --------------------

Securities registered pursuant to                            Common Stock, no
 Section 12(g) of the Act:                              par  value  per  share
                                                       ------------------------
                                                          (Title  of  Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  YES   X    NO
                                                      ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X
                                 ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the NASDAQ National Market System under the symbol "CAVB" on March 22, 2000, was $90,586,213 (7,104,801 shares at $12.75 per share). It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders (including the Cavalry Banking Employee Stock Ownership Plan) are affiliates.

     DOCUMENTS  INCORPORATED  BY  REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III).

     PART  I
ITEM  1.  BUSINESS
------------------

GENERAL

     Cavalry Bancorp, Inc. ("Company"), a Tennessee corporation, was organized on November 5, 1997 for the purpose of becoming the holding company for Cavalry Banking ("Bank") upon the Bank's conversion from a federally-chartered mutual to a federally-chartered stock savings bank ("Conversion"). The Conversion was completed on March 16, 1998. At December 31, 1999, the Company had total assets of $395.4 million, total deposits of $308.9 million and shareholders' equity of $38.8 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statement and related data, relates primarily to the Bank.

     The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits have been federally insured since 1936 and are currently insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1936.

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

SELECTED  FINANCIAL  DATA

     This information is incorporated by reference from pages 17 and 18 of the 1999 Annual Report to Stockholders ("Annual Report") included herein as Exhibit 13.

LENDING  ACTIVITIES

     GENERAL. At December 31, 1999, the Bank's total loans receivable portfolio amounted to $276.7 million, or 70.0% of total assets at that date. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one-to-four family properties, with such loans amounting to $60.3 million, or 18.1% of the total loans receivable portfolio at December 31, 1999. In addition, the Bank originates construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.




                                                 At December 31,
                  --------------------------------------------------------------------------
                      1999            1998          1997            1996          1995
                  -------------- -------------- -------------- -------------- --------------
                  Amount Percent Amount Percent Amount Percent Amount Percent Amount Percent
                  ------ ------- ------ ------- ------ ------- ------ ------- ------ -------
                                      (Dollars in thousands)
Mortgage Loans:
 One-to-four
  family(1)      $60,261  18.1% $75,554  24.8% $82,930  32.9% $81,279   33.1% $72,302  36.4%
 Multi-family        780   0.2    1,125   0.4    1,338   0.5    2,847    1.2    1,705   0.9
 Commercial       71,419  21.4   52,516  17.2   39,690  15.8   30,099   12.3   22,140  11.1
 Construction     69,421  20.9   84,900  27.9   54,666  21.7   61,032   24.9   47,416  23.9
 Land acquisition
  and Development 40,645  12.2   15,367   5.1   17,011   6.8   18,799    7.7   13,816   6.8
                 -------  ----   ------   ---   ------   ---   ------    ---   ------   ---
Total mortgage
      loans      242,526  72.8  229,462  75.4  195,635  77.7  194,056   79.2  157,379  79.1
                 -------  ----  -------  ----  -------  ----  -------   ----  -------  ----
Consumer Loans:
 Home equity
  lines of credit  4,788   1.4    3,790   1.2    2,783   1.1    1,964   0.8       941   0.5
 Automobile        8,632   2.6    6,788   2.2    5,028   2.0    3,716   1.5     2,735   1.4
 Unsecured         1,649   0.5    1,527   0.5    1,684   0.7    1,779   0.7     1,996   1.0
 Other secured    38,809  11.7   32,792  10.8   23,852   9.5   23,037   9.4    20,982  10.6
                  ------  ----   ------  ----   ------   ---   ------   ---    ------  ----
 Total consumer
  Loans           53,878  16.2   44,897  14.7   33,347  13.3   30,496  12.4    26,654  13.5
                  ------  ----   ------  ----   ------  ----   ------  ----    ------  ----
Commercial
  business loans  36,456  11.0   30,213   9.9   22,544   9.0   20,698   8.4    14,771   7.4
                  ------  ----   ------   ---   ------   ---   ------   ---    ------  ----

   Total loans   332,860 100.0% 304,572 100.0% 251,526 100.0% 245,250 100.0%  198,804 100.0%
                         =====          =====          =====          =====           =====
Less:
 Undisbursed
  portion of loans
  in process      51,243         52,098         30,178         36,573          32,615
 Net deferred
  loan fees          785            773            710            701             560
 Allowance for
  loan losses      4,136          3,231          2,804          2,123           1,997
                   -----       --------       --------       --------        --------

  Total loans
   receivable,
      net        $276,696       $248,470       $217,834      $205,853         $163,632
                 ========       ========       ========      ========         ========

-------------
(1)  Includes loans held-for-sale.


     ONE-TO-FOUR FAMILY REAL ESTATE LENDING. Historically, the Bank has concentrated its lending activities on the origination of loans secured by first mortgage loans on existing one-to-four family residences located in its primary market area. At December 31, 1999, $60.3 million, or 18.1% of the Bank's total loan portfolio, consisted of such loans. The Bank originated $121.2 million, $159.3 million and $80.0 million of one-to-four family residential mortgage loans during the years ended December 31, 1999, 1998 and 1997, respectively.

     Generally, the Bank's fixed-rate one-to-four family mortgage loans have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     The Bank also originates ARM loans at rates and terms competitive with market conditions. At December 31, 1999, $50.2 million, or 15.1% of the Bank's gross loan portfolio, were subject to periodic interest rate adjustments. The Bank originates for its portfolio ARM loans which provide for an interest rate which adjusts every year or which is fixed for one, three or five years and then adjusts every year after the initial period. Most of the Bank's one-year, three-year and five-year ARMs adjust every year after the initial fixed rate period based on the one year Treasury constant maturity index. The Bank's ARMs are typically based on a 30-year amortization schedule. The Bank qualifies the borrowers on its nonconforming ARM loans (i.e., loans not originated in conformity with standards that would permit the loans to be sold in the secondary market) based on the initial rate. The Bank qualifies the borrowers on its conforming ARM loans based on the maximum note interest rate during the second year of the loan. A one-year ARM loan that is originated according to FHLMC secondary market standards may be converted to a fixed-rate loan within five years of the origination date. ARM loans that are not saleable to the FHLMC are not permitted to be converted to fixed rate loans. The Bank does not offer deep discount or "teaser" rates. The Bank's current ARM loans do not provide for negative amortization. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 5% to 6%, respectively.

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

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in the portfolio during a rising interest rate environment.

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


At December 31, 1999, the composition of the Bank's construction loan portfolio was as follows:

                                   Outstanding          Percent of
                                    Balance(1)            Total
                                    ----------           -------
                                 (In  thousands)
Residential:
 Speculative  construction             $35,270            50.81%
 Pre-sold  construction                 12,110            17.44
 Construction/permanent                  9,313            13.42
Commercial  and  multi-family           12,728            18.33
                                       -------           ------
 Total                                $ 69,421           100.00%
                                      ========           ======
____________________
(1)     Includes  loans  in  process.

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to pay debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 130 local builders, many of whom may have only one or two speculative loans outstanding from the Bank. The Bank considers approximately 25 builders as core borrowers with several speculative loans outstanding at any one time. Rather than originating lines of credit to homebuilders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with interest rates ranging from 0.5% to 2.0% above the prime lending rate, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. At December 31, 1999, the Bank had 16 borrowers each with aggregate outstanding speculative loan balances of more than $500,000, all of which were performing according to their respective terms and the largest of which amounted to $1.2 million.

     Unlike speculative construction loans, pre-sold construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Bank or another lender. Pre-sold construction loans are generally originated for a term of 12 months, with adjustable interest rates ranging from 0.5% to 1.0% above the prime lending rate, and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or cost, whichever is less. At December 31, 1999, the largest outstanding pre-sold construction loan had an outstanding balance of $520,000 and was performing according to its terms.

     Construction/permanent loans are originated to the homeowner rather than the homebuilder. The construction phase of a construction/permanent loan generally lasts 12 months and the interest rate charged is generally 7.25% to 8.25%, fixed, and with loan-to-value ratios of 80% (or up to 95% with private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less. At the completion of construction, the Bank may either originate a fixed-rate mortgage loan or an ARM loan. See "-- Lending Activities -- One- to- Four Family Real Estate Lending." At December 31, 1999, the largest outstanding construction/permanent loan had an outstanding balance of $448,000 and was performing according to its terms.

     To a lesser extent, the Bank also provides construction financing for non-residential properties (i.e., multi-family and commercial properties). At December 31, 1999, such construction loans amounted to $12.7 million.

     Construction loans up to $1,000,000 may be approved by combining the lending authority of loan officers up to the required level. The maximum lending authority for any one loan officer is $500,000. The level of each individual loan officer s lending authority is reviewed and approved annually. All construction loans over $1,000,000 must be approved by the Board of Directors. See "-- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an appraiser approved by the Board of Directors inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, analyzes the pro forma data and assumptions on the project. In the case of a speculative or pre-sold construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires that the borrower use its own funds to maintain the original loan-to-value ratio.

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

     ACQUISITION AND DEVELOPMENT LENDING. The Bank originates acquisition and development loans for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale for residential housing construction. At December 31, 1999, the Bank had land A&D loans with aggregate approved commitments of $40.6 million, of which an aggregate of $23.0 million was outstanding. At December 31, 1999, the largest land A&D loan had an outstanding balance of $1.9 million and was performing according to its terms. All of the land A&D loans are secured by properties located in the Bank's primary market area.

     Land A&D loans are usually repaid through the sale of the developed land. However, the Bank believes that its land A&D loans are made to individuals with, or to corporations the principals of which possess, sufficient personal financial resources out of which the loans could be repaid, if necessary.

     Land A&D loans are secured by a lien on the property, made for a two year term, and with an interest rate that adjusts with the prime rate. The Bank requires monthly interest payments during the term of the land A&D loan. After the expiration of the two year term, the loan is reevaluated, adjusted and/or extended as a fixed or adjustable rate loan. In addition, the Bank generally obtains personal guarantees from the principals of its corporate borrowers. At December 31, 1999, the Bank did not have any nonaccruing land A&D loans.

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

     COMMERCIAL REAL ESTATE LENDING. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 1999, $71.4 million, or 21.4% of the Bank's total loan portfolio, consisted of loans secured by existing commercial real estate properties. The majority of the Bank's commercial real estate properties are secured by small businesses, retail properties and churches located in the Bank's primary market area.

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

     The average size of a commercial real estate loan in the Bank's portfolio is approximately $100,000 to $200,000. Commercial real estate loans are generally structured with fixed rates of interest and terms of three to five years based on amortization schedules of 15 to 20 years. At December 31, 1999, the largest commercial real estate loan had an outstanding balance of $2.4 million.

     Loan-to-value ratios on the Bank's commercial real estate loans are generally limited to 80%. As part of the criteria for underwriting commercial real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.2 times. Generally, it is also the Bank's policy to obtain personal guarantees from the principals of its corporate borrowers on its commercial real estate loans.

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

     COMMERCIAL BUSINESS LENDING. The Bank's commercial business lending activities focuses primarily on small to medium size businesses owned by individuals well known to the Bank and who reside in the Bank's primary market area. At December 31, 1999, commercial business loans amounted to $36.5 million, or 11.0% of total loans.

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

     At December 31, 1999, the largest commercial business loan to an unaffiliated borrower was a $1.0 million line of credit secured by marketable equity securities, with an outstanding balance of $205,000 at that date. At December 31, 1999, the largest commercial business loan with an outstanding balance had a balance of $503,000 and was secured by equipment and real estate. Such loans were performing according to their terms at December 31, 1999.

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

     CONSUMER LENDING. The Bank originates a variety of consumer loans that generally have shorter terms to maturity and higher interest rates than residential mortgage loans. At December 31, 1999, the Bank's consumer loans totaled $53.9 million, or 16.2%, of the Bank's loans receivable. The Bank's consumer loans consist primarily of home equity lines of credit, automobile loans, and a variety of other secured loans, a substantial portion of which are secured by junior mortgages on real estate. To a substantially lesser extent, the Bank also originates unsecured consumer loans.

     The Bank anticipates that it will continue to be an active originator of consumer loans. Factors that may affect the ability of the Bank to increase its originations in this area include the demand for such loans, interest rates and the state of the local and national economy. Consumer loans accounted for 12.3%, 12.8% and 11.9% of the Bank's total loan originations in the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

     The Bank offers open-ended home equity lines of credit secured by a second mortgage on the borrower's primary residence. These lines of credit have an interest rate that is one to two percentage points above the prime lending rate, as published in The Wall Street Journal, which adjusts monthly. The majority of the approved lines of credit at December 31, 1999 were less than $50,000. At December 31, 1999, approved lines of credit totaled $7.1 million, of which $4.8 million was outstanding.

     At December 31, 1999, the Bank's automobile loan portfolio amounted to $8.6 million, or 2.6%, of total loans at such date, a substantial portion of which were secured by used automobiles. The maximum term for the Bank's automobile loans is 60 months. The Bank generally lends up to 80% to 90% of the purchase price of the automobile. The Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. The Bank does not engage in indirect automobile lending.

     The Bank's consumer loan portfolio also includes other consumer loans secured by a variety of collateral, such as recreational vehicles, boats, motorcycles, deposit accounts and, in many instances, junior mortgages on real estate. Such other secured consumer loans were $38.8 million, or 11.7% of total loans, at December 31, 1999.

     At December 31, 1999, unsecured consumer loans amounted to $1.6 million, or 0.5% of total loans. Unsecured loans are made for a term up to 24 months with fixed rates of interest and are offered primarily to existing customers of the Bank. Included in the unsecured consumer loan portfolio are credit card loans with an aggregate outstanding balance of $497,000 at December 31, 1999. Approved credit card lines totaled $1.8 million at December 31, 1999. The Bank is a VISA and MASTERCARD card issuer. The Bank does not actively solicit credit card business beyond its customer base and market area and has not engaged in mailing of pre-approved credit cards. The rate currently charged by the Bank on its credit card loans is the prime rate, as published in The Wall Street Journal, plus 6.9%, and the Bank is permitted to change the interest rate monthly.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 1999, the Bank had $5,000 of consumer loans accounted for on a nonaccrual basis.

     MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds and do not reflect the deduction for unearned discounts, unearned income and allowance for loan losses.

                                             After    After
                                   One Year  3 Years  5 Years
                            Within  Through  Through  Through   After
                          One Year  3 Years  5 Years 10 Years 10 Years   Total
                          --------  -------  ------- --------  -------  -------
                                        (In  thousands)
Mortgage  loans:
Residential                $ 4,824  $ 4,106  $ 3,759 $ 9,799   $39,851 $ 62,339
Construction                46,249   12,484        -       -        86   58,819
Commercial                  17,330   15,300   31,813   5,362       277   70,082
Consumer and other loans    11,886   17,993   21,438   2,540        63   53,920
Commercial  business  loans 21,227    7,842    6,080     618       690   36,457
                            ------   ------   ------    ----    ------   ------
  Total                   $101,516  $57,725  $63,090 $18,319   $40,967 $281,617
                          ========  =======  ======= =======   ======= ========

     The following table sets forth the dollar amount of all loans due after December 31, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                  Fixed      Floating  or
                                  Rates    Adjustable  Rates
                                 -------   -----------------
                                 (In  thousands)
Mortgage  loans:
Residential                        $7,808       $49,707
Construction                            -        12,570
Commercial                         52,225           527
Consumer and other loans           37,105         4,929
Commercial business loans          14,483           747
                                   ------        ------
  Total                          $111,621       $68,480
                                 ========       =======

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

     Loan approval authority varies based on loan type. Construction loans and acquisition and development loans up to $1,000,000 may be approved by any combining the lending authority of loan officers up to the required level. The maximum lending authority for any one loan officer is $500,000. The level of each individual loan officers lending authority is reviewed and approved annually by the Board of Directors. Loans over $1,000,000 must be approved by the Board of Directors. One- to- four family residential loans up to $500,000 originated to be held in portfolio may be approved by any two members of the Loan Committee, while loans over $1,000,000 must be approved by the Board of Directors. One- to- four family residential mortgage loans that are originated for sale to investors and that are underwritten to the investor's specifications may be approved by any member of the Loan Committee up to FHLMC loan limits. Consumer and commercial business loans may be approved by loan officers individually or in combination with other loan officers within dollar limits specified by the Loan Committee. These dollar limits range from $5,000 to $50,000 for unsecured loans and from $15,000 to $1,000,000 for secured loans. The maximum approval authority for an individual loan officer is $250,000 for unsecured loans and $500,000 for secured loans. All unsecured consumer and commercial business loans over $250,000, and all secured consumer and commercial business loans over $1,000,000, must be approved by the Board of Directors. Each approved loan, regardless of type, is reviewed by the Bank's quality control personnel to insure that proper approval was received.

     LOAN ORIGINATIONS, SALES AND PURCHASES. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area.

     The Bank sells all loans originated under FHA and VA programs, including related servicing rights, including those originated for the THDA. The Bank periodically sells conventional one-to-four family loans (i.e., non-FHA/VA loans) with servicing retained and without recourse. These sales generally involve fixed-rate loans which help to reduce the Bank's exposure to interest rate risk, and the proceeds of sale are used to fund continuing operations. However, the Bank occasionally may sell ARM loans to satisfy liquidity needs.

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

     When conventional loans are sold, the Bank retains the responsibility for servicing the loans, including collection and remitting mortgage loan payments, accounting for principal and interest and holding and disbursing escrow or impound funds for real estate taxes and insurance premiums. The Bank receives a servicing fee for performing these services for others. The Bank's servicing portfolio amounted to $124.1 million at December 31, 1999. The Bank is generally paid a fee equal to 0.25% of the outstanding principal balance for servicing sold loans. Loan servicing income totaled $112,000, $264,000 and $387,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Bank earns late charges collected from delinquent customers whose loans are serviced by the Bank. The Bank is allowed to invest escrow impounds (funds collected from mortgage customers for the payment of property taxes and insurance premiums on mortgaged real estate) until they are disbursed on behalf of mortgage customers, but is not required to pay interest on these funds. At December 31, 1999, borrowers' escrow funds amounted to $178,000.

     Historically, the Bank has not been an active purchaser of loans or participation interests in loans.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                               Year  Ended  December  31,
                                            --------------------------------
                                            1999          1998         1997
                                            ----          ----         ----
                                                    (In  thousands)

Loans  originated:
 Mortgage  loans:
  One-  to-  four  family                 $121,159     $159,259     $ 80,021
  Multi-family                               2,350            -            -
  Commercial                                21,403       19,118        9,086
  Construction                              87,956       80,150       74,122
  Land                                      34,964       11,624        3,091
 Consumer                                   46,043       49,253       28,649
 Commercial business loans                  59,556       65,046       46,436
                                           -------     --------     --------
  Total  loans  originated                 373,431      384,450      241,405

Loans  purchased:
 One-  to-  four  family                         -            -            -
                                          --------      -------      -------
  Total loans originated and purchased     373,431      384,450      241,405
                        (table continued on following page)

                                               Year  Ended  December  31,
                                            --------------------------------
                                             1999         1998        1997
                                             ----         ----        ----
                                                    (In  thousands)
Loans  sold:
 Whole  loans  sold                       (121,735)    (120,761)     (70,511)
                                          ---------    ---------     --------
 Total  loans  sold                       (121,735)    (120,761)     (70,511)

Mortgage  loan principal repayments        (84,602)    (115,563)     (92,500)

Other  loan  principal  repayments        (138,930)     (95,080)     (70,388)

Increase (decrease) in other items, net         62      (22,410)       3,975
                                          ---------     -------      -------
Net increase (decrease) in loans, net      $28,226      $30,636      $11,981
                                           =======      =======      =======

     LOAN COMMITMENTS AND LETTERS OF CREDIT. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. At December 31, 1999, the Bank had no loan commitments (excluding undisbursed portions of interim construction loans of $51.2 million) and unused lines of credit of $36.4 million. See Note 18 of Notes to the Consolidated Financial Statements contained in the Annual Report.

     As an accommodation to its commercial business borrowers, the Bank issues standby letters of credit or performance bonds in favor of entities, usually municipalities, for whom the Bank's borrowers are performing work or other services. At December 31, 1999, the Bank had outstanding standby letters of credit of $7.5 million that were issued primarily to municipalities as performance bonds. See Note 18 of Notes to the Consolidated Financial
Statements  contained  in  the  Annual  Report.

     LOAN FEES. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loan. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized $1.0 million, $1.2 million and $1.1 million of deferred loan fees during the years ended December 31, 1999, 1998 and 1997, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     The Bank also earns fee income on loans serviced for others. Loan servicing fees for the year ended December 31, 1999 and 1998 amounted to $112,000 and $264,000, respectively. At December 31, 1999, the Bank serviced loans for others totaling $124.1 million. See Note 5 of Notes to the Consolidated Financial Statements contained in the Annual Report.

     NON-PERFORMING ASSETS AND DELINQUENCIES. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. Contacts are generally made ten days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and the Bank will attempt to work out a payment schedule. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Loans are placed on non-accrual status generally if, in the opinion of management, principal or interest payments are not likely in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date the loan is placed on non-accrual status is reversed against income in the current period. Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining past due balances can be reasonably expected.

     The Bank's Board of Directors is informed monthly of the status of all loans delinquent more than 60 days, all loans in foreclosure and all foreclosed and repossessed property owned by the Bank.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                  At  December  31,
                                    -------------------------------------------
                                       1999     1998     1997     1996     1995
                                       ----     ----     ----     ----     ----
                                               (Dollars  in  thousands)
Loans accounted for on a
 non-accrual basis:
  Mortgage loans:
    One- to- four family               $328      $74   $  73      $  9    $  37
    Construction                          -        -      68         -        -
    Commercial                            -        -       -         -        -
 Consumer  loans  (automobile)            -       32       9        42       70
    Other                                 5        1       -         -        -
                                      -----     ----    ----      ----     ----
      Total                             333      107     150        51      107

Accruing loans which are
  contractually past due 90 days
  or more                                 -       66      98         -        -
                                          -        -       -         -        -

Total  of  nonaccrual  and  90  days
  past due  loans                       333      173     248        51      107

Real  estate  owned                     117       80       -         -        -

Other  repossessed  assets               49        -       -         -        -
                                       ----     ----    ----      ----     ----
     Total nonperforming assets        $499     $253    $248     $  51     $107
                                       ====     ====    ====     =====     ====
Restructured  loans                    $  -     $  -    $  -     $   -     $  -
                                       ====     ====    ====     =====     ====

Nonaccrual and 90 days or more past
  due loans as a percentage of loans
  receivable,  net                     0.12%    0.07%   0.11%     0.02%    0.07%
Nonaccrual and 90 days or more past
 Due loans as a percentage of total
 assets                                0.08%    0.05%   0.09%     0.02%    0.05%

Nonperforming assets as a percentage
  of total assets                      0.13%    0.07%   0.09%     0.02%    0.05%

     Interest income that would have been recorded for the year ended December 31, 1999 had non-accruing loans been current in accordance with their original terms would have amounted to $20,300. No interest was included in interest income on such loans for the year ended December 31, 1999.

     REAL  ESTATE  OWNED.  See  Note  1  of  Notes to the Consolidated Financial
Statements contained in the Annual Report for a discussion of the accounting treatment of real estate owned. At December 31, 1999, the Bank had 2 properties in real estate owned which consisted of two single family residences.

     RESTRUCTURED LOANS. Under GAAP, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank did not have any restructured loans at December 31, 1999.

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

     The aggregate amounts of the Bank's classified and special mention assets were as follows:

                                At  December  31,
                               ------------------
                                 1999     1998
                                 ----     ----
                                (In  thousands)

Loss                          $   -      $   -
Doubtful                         74          8
Substandard  assets           3,553      1,411
Special  mention                162          -

     At December 31, 1999, substandard assets consisted of six repossessed assets totaling $166,000, ten one-to-four family mortgage loans totaling $670,000, fifty consumer loans totaling $471,000, and eight commercial loans totaling $2.2 million. Doubtful loans consisted of three consumer loans of $24,000 and four commercial loans totaling $50,000. See Note 5 to the Consolidated Financial Statements contained in the Annual Report for further discussion.

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

     At December 31, 1999, the Bank had an allowance for loan losses of $4.1 million. Management believes that the amount maintained in the allowances at December 31, 1999 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's gross allowance for possible loan losses for the periods indicated.

                                            Year  Ended  December  31,
                                    -----------------------------------------
                                     1999     1998     1997     1996     1995
                                     ----     ----     ----     ----     ----
                                         (Dollars  in  thousands)
Allowance at beginning of period   $3,231   $2,804   $2,123   $1,997   $1,776
Provision  for  loan  losses          991      452      700      120       80
Recoveries:
 Mortgage  loans:
  One-  to-  four  family               -        -        -       14        8
  Multi-family                          -        -        -        -       68
  Commercial                            -        -        -        1      101
  Construction                          -        -        -        -        3
 Consumer  loans:
  Automobiles                          13        8       23        -        -
  Unsecured                             -        -        5      191        -
  Other                                 -       21        1       12       12
 Commercial  business  loans            3        -        1        -        -
                                    -----    -----     ----     ----     ----
   Total  recoveries                   16       29       30      218      192

Charge-offs:
 Mortgage  loans:
  One-  to-  four  family               5        -        -       10       -
  Construction                          -        -        -        -       6
 Consumer  loans:
  Home equity lines of credit           -        -        -        -       -
  Automobile                           35       16       40        -       4
  Credit  card                          3        5        1        -       -
  Unsecured                             9        -        -      196       -
  Other                                47       33        5        6      34
 Commercial  business  loans            3        -        3        -       7
                                     ----     ----     ----     ----    ----
   Total  charge-offs                 102       54       49      212      51
                                     ----     ----     ----     ----    ----
   Net recoveries (charge-offs)       (86)     (25)     (19)       6     141

                                     ----     ----     ----     ----    ----
    Allowance at end of period     $4,136   $3,231   $2,804   $2,123  $1,997
                                   ======   ======   ======   ======   =====

Allowance for loan losses as a
 percentage of total loans outstanding
 at the end of the period           1.24%    1.06%    1.11%     0.87%   1.00%

Net (charge-offs)recoveries as a
 percentage of average loans
 outstanding during the period     (0.03)%  (0.01)%  (0.01)%       -%   0.09%

Allowance for loan losses as a
 percentage of nonperforming loans
 at end of period               1,242.04% 3,019.63% 1,130.65% 4,162.75% 1,866.36%

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


                                                    At December 31,
                      --------------------------------------------------------------------
                          1999           1998          1997         1996         1995
                      ------------  -------------  -------------  ------------  ----------
                            Percent       Percent       Percent        Percent      Percent
                           of Loans      of Loans      of Loans       of Loans     of Loans
                         in Category   in Category     in Category  in Category  in Category
                           to Total       to Total       to Total       to Total    to Total
                     Amount  Loans  Amount  Loans  Amount  Loans  Amount Loans Amount Loans
                     ------  -----  ------  -----  ------  -----  ------ ----- ------ -----
Mortgage loans:
 One-to-four family    $ 301  18.1%   $ 378  24.8%   $415  32.9%   $122  33.1%   $108  36.4%
 Multi-family              4   0.2        6   0.4      20   0.5       4   1.2       3   0.9
 Commercial            1,101  21.4      788  17.2     595  15.8     301  12.3     221  11.1
 Construction            740  20.9      492  27.9     367  21.7     245  24.9     148  23.9
 Land.                   346  12.2      231   5.1     255   6.8     188   7.7     138   6.8

Consumer loans:
 Home equity
  lines of credit         72   1.4       57   1.2      42   1.1      25   0.8       9   0.5
 Automobile              129   2.6      102   2.2      75   2.0      46   1.5      27   1.4
 Credit cards             74   0.1        6   0.1       3   0.1       -     -       -     -
 Loans secured by
  deposit accounts         -   0.6        -     -       -     -       -     -       1     -
 Unsecured                17   0.4       17   0.4      22   0.6      22   0.7       20  1.0
 Other secured           582  11.1      453  10.8     358   9.5     288   9.4      209 10.6
Commercial business
 loans                   547  11.0      338   9.9     338   9.0     259   8.4      148  7.4
Unallocated              223   N/A      363   N/A     314   N/A     623   N/A      965  N/A
                        ----  ----      ---   ---     ---   ---     ---   ---      ---  ---
   Total allowance
    for loan losses   $4,136 100.0%  $3,231 100.0% $2,804 100.0% $2,123 100.0% $1,997 100.0%
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

     The Bank's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, and mortgage-backed securities. The Bank's investment policy does not permit hedging activities or the purchase of high risk mortgage derivative products or non-investment grade corporate bonds. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk and risk-based capital is also considered.

     The following table sets forth the amortized cost and fair value of the Bank's debt and mortgage-backed and related securities, by accounting classification and by type of security, at the dates indicated.

                                              At  December  31,
                      ----------------------------------------------------------
                             1999               1998                  1997
                      -----------------  ------------------  -------------------
                                Percent            Percent              Percent
                    Amortized     of     Amortized     of    Amortized    of
                      Cost(1)    Total    Cost(1)    Total    Cost(1)    Total
                      -------   -------   -------   -------   -------   -------
                                                 (In  thousands)
Held  to  Maturity:

Debt  Securities:
 U.S. Treasury
  obligations           $   -        -%     $   -        -%    $1,000     6.80%
 U.S. Government agency
    obligation              -        -          -        -        700     4.76
Mortgage-backed
 securities               651     6.86        959     1.95      1,301     8.84
FHLB  stock             1,878    19.78      1,751     3.56      1,631    11.09
                        -----    -----      -----     ----     ------   ------
Total  held  to
  maturity securities   2,529    26.64      2,710     5.51      4,632    31.49
                        -----    -----      -----     ----     ------   ------

Available  for  Sale:

Debt  Securities:
 U.S.  Treasury
  obligations               -        -          -        -      3,039    20.66
 U.S.  Government
  agency obligations    6,964    73.36     46,505    94.49      7,038    47.85
                        -----    -----     ------    -----     ------   ------
  Total available for
   sale securities      6,964    73.36     46,505    94.49     10,077    68.51
                        -----    -----     ------    -----     ------    -----

Total  portfolio       $9,493   100.00%   $49,215   100.00%   $14,709   100.00%
                       ======   ======    =======   ======    =======   ======

     (footnotes  on  following  page)

(1) The market value of the investment portfolio amounted to $9.5 million, $49.3 million and $14.7 million at December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the market value of the principal components of the Bank's investment securities portfolio was as follows: U.S. Government securities, $6.9 million; mortgage-backed securities, $645,000; and FHLB, $1.9 million.

     The following table sets forth the maturities and weighted average yields of the debt and mortgage-backed securities in the Bank's investment securities portfolio at December 31, 1999.

                       Less  Than      One  to      Over Five to   Over Ten
                        One  Year    Five  Years     Ten  years      Years
                      ------------  -------------   ------------  ------------
                     Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
                     ------  -----  ------  -----  ------  -----  ------  -----
                                    (Dollars  in  thousands)
Held  to  Maturity:

Debt  Securities:
 U.S.  Government
 agency
  obligations         $  -      -%    $  -     -%    $  -     -%    $  -     -%
 Mortgage-backed
  securities             -      -        -     -        -      -     651   6.37
 FHLB  stock         1,878   7.00        -     -        -      -       -      -
                     -----   ----      ---  ----     ----     --     ---   ----
 Total held
  to maturity
   securities        1,878   7.00        -     -        -      -     651   6.37

                     -----   ----     ----  ----     ----   ----     ---   ----

Available  for  Sale:

Debt  Securities:
 U.S. Government
 agency obligations  6,964   5.71       -      -        -     -        -      -
                     -----   ----     ---    ---      ---   ---      ---    ---
 Total available-
  for-sale
  securities         6,964   5.71       -      -        -      -       -      -
                     -----   ----    ----   ----     ----   ----    ----    ---
Total  portfolio    $8,842   5.98%   $  -      -%   $   -     -%    $651   6.37%
                    ======   ====    ====   ====    =====  ====      ===   ====

DEPOSIT  ACTIVITIES  AND  OTHER  SOURCES  OF  FUNDS

     GENERAL. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB-Cincinnati may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 1999, the Bank had no other borrowing arrangements.

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

     The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at December 31, 1999.

Weighted
Average                                                               Percentage
Interest Original                                      Minimum         of Total
 Rate     Term              Category                   Amount  Balance Deposits
 ----    -------            --------                   ------   ------  -------
                                                    (In  thousands)

 1.23%    -                 NOW  Accounts              $1,000  $46,472   15.04%
 1.24     -                 Savings  Accounts             100   13,017    4.21
 4.04     -                 Money  Market  Accounts     5,000   63,796   20.65

     Certificates  of  Deposit
     -------------------------

 3.01   32  to  89  Days    Fixed-term, Fixed Rate      1,000      153    0.05
 4.25   90  to  181 Days    Fixed-term, Fixed Rate      1,000      682    0.22
 5.41   182  to  364 Days   Fixed-term, Fixed Rate      1,000   28,452    9.21
 5.99   12  Months          Fixed-term, Adjustable Rate 1,000    1,701    0.55
 4.79   18  Months          Floating  Rate  IRA           250      479    0.16
 5.37   12  to 18  Months   Fixed-term,  Fixed  Rate    1,000   44,797   14.50
 5.31   18  to 23 Months    Fixed-term, Fixed Rate      1,000      742    0.24
 4.77   18 Months           Fixed  Rate  IRA              250    7,817    2.53
 5.58   24 to 35 Months     Fixed-term, Fixed  Rate     1,000   12,069    3.91
 5.27   36 to 47  Months    Fixed-term, Fixed  Rate     1,000    1,261    0.41
 5.21   48 to 59 Months     Fixed-term, Fixed Rate      1,000       54    0.02
 5.67   60+  Months         Fixed-term, Fixed  Rate     1,000   10,468    3.39
 5.55   2  Years            Fixed-term, Adjustable Rate 1,000    2,858    0.93
 5.69   3  to  60  Months   Fixed-term, Fixed Rate    100,000   39,419   12.76

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 1999. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity  Period                         Amount
----------------                        ---------
     (In  thousands)

Three  months  or  less                 $  8,128
Over  three  through  six  months         10,723
Over  six  through  twelve  months        16,206
Over  twelve  months                       4,362
                                        --------
    Total                                $39,419
                                         =======

DEPOSIT  FLOW

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.




                                                      At  December  31,
                          -----------------------------------------------------------------
                              1999                        1998                 1997
                           ---------------------   -----------------------  ---------------
                                 Percent                  Percent                  Percent
                                   of    Increase           of    Increase           of
                          Amount  Total (Decrease) Amount  Total (Decrease) Amount  Total
                          -------  -----  -------  ------  -----  --------  ------  -----
                                            (Dollars  in  thousands)
Non-interest-bearing. . . $34,692  11.23% ($4,396) $39,088  14.69% $13,237 $ 25,851  10.41%
NOW checking. . . . . . .  46,472  15.04   10,844   35,628  13.39    4,075   31,553  12.71
Passbook savings accounts  13,017   4.21     (574)  13,591   5.11   (1,648)  15,239   6.14
Money market deposit. . .  63,796  20.65   11,330   52,466  19.72    9,723   42,743  17.22
Fixed-rate certificates
 which mature in the
 year ending:
  Within 1 year . . . . . 125,691  40.69   26,126   99,565  37.43   (9,916) 109,481  44.10
  After 1 year, but
   within 2 years . . . .  14,352   4.65   (1,123)  15,475   5.82   (1,063)  16,538   6.66
  After 2 years, but
   within 5 years . . . .  10,732   3.47      513   10,219   3.84    3,357    6,862   2.76
  Thereafter. . . . . . .     177   0.06      177        -      -        -        -      -
                          -------  -----   ------   ------   -----   -----    -----   ----

     Total. . . . . . .  $308,929  100.0% $42,897 $266,032 100.00% $17,765 $248,267 100.00%
                          =======  =====  =======  ======= ======  ======= ======== ======


     TIME DEPOSITS BY RATES. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

                                 At  December  31,
                     -----------------------------------
                          1999         1998         1997
                          ----         ----         ----
                            (Dollars  in  thousands)
0.00  -  1.99%        $    400     $    202     $      -
2.00  -  3.99%             182          862           65
4.00  -  4.99%          24,087       31,101        3,097
5.00  -  5.99%          77,515       71,039       86,058
6.00  -  6.99%          48,657       21,724       43,305
7.00%  and  over           111          331          356
                   -----------     --------     --------
Total                 $150,952     $125,259     $132,881
                      ========     ========     ========

     TIME DEPOSITS BY MATURITIES. The following table sets forth the amount of time deposits in the Bank categorized by maturities at December 31, 1999.

                                           Amount  Due
                       ---------------------------------------------------
                                       After     After
                            One to    Two to     Three
               Less Than      Two      Three    to Four   After
                One Year     Years     Years     Years   4 Years      Total
                --------     -----     -----     -----    ------      -----
                                  (Dollars  in  thousands)

0.00 - 1.99%    $    400   $    -    $     -   $     -   $     -   $    400
2.00 - 3.99%         182        -          -         -         -        182
4.00 - 4.99%      20,774     2,350       235       242       486     24,087
5.00 - 5.99%      66,762     6,974     1,146     1,732       901     77,515
6.00 - 6.99%      37,462     5,028     2,064     3,086     1,017     48,657
7.00% and over       111         -         -         -         -        111
                 -------    ------     -----     -----     -----     ------
Total          $125,691    $14,352    $3,445    $5,060    $2,404   $150,952
               ========    =======    ======    ======    ======   ========

     DEPOSIT ACTIVITY. The following table set forth the savings activity of the Bank for the periods indicated.

                               Year  Ended  December  31,
                        -------------------------------------
                                1999         1998        1997
                                ----         ----        ----
                                       (In  thousands)

Beginning  balance          $266,032     $248,267     $214,533
                            --------     --------     --------
Net deposits (withdrawals)
  before interest credited    39,070       14,075       30,832
Interest  credited             3,827        3,690        2,902
                            --------     --------     --------
Net increase (decrease)
 in deposits                  42,897       17,765       33,734
                            --------     --------     --------
Ending  balance             $308,929     $266,032     $248,267
                            ========     ========     ========

     BORROWINGS. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the FHLB-Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Cincinnati functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Cincinnati, the Bank is required to own capital stock in the FHLB-Cincinnati and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 1999, the Bank did not have any advances outstanding from the FHLB-Cincinnati.

     At December 31, 1999, the Company had borrowings in the amount of $45.0 million payable to a commercial bank. The note dated December 16, 1999, bearing an interest at prime rate minus 1.125%, was due on June 16, 2000. All of the outstanding stock of the Bank was pledged as collateral on the loan. On January 19, 2000, the Company retired the outstanding debt.

     The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

                                           At  or  For  the
                                       Year  Ended  December  31,
                                  ---------------------------------------
                                               1999      1998      1997
                                               ----      ----      ----
                                               (Dollars  in  thousands)

Maximum  amount  of  borrowings
  outstanding  at  any  month  end          $45,000     $   -     $   -

Approximate  average  borrowings
  outstanding                                 2,005         -         -

Approximate weighted average rate paid
 on  borrowings                                7.38%        -%        -%

TRUST  DEPARTMENT

     The OTS granted trust powers to the Bank on December 13, 1991. The Bank is one of the few banks in the Bank's primary market area providing a broad range of trust services. These services include acting as trustee under a living trust, a Standby Trust or Testamentary Trust; acting as personal representative; agency services, including custody accounts, agent for the trustee, and agent for the personal representative; and trustee and agent services for accounts subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In addition to providing fiduciary and investment advisory services, the Bank provides employee benefit services, such as Self-Directed Individual Retirement Accounts ("IRAs"). At December 31, 1999, trust assets under management totaled approximately $286.0 million.

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

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. The Bank, as a member of the FHLB-Cincinnati, is required to acquire and hold shares of capital stock in the FHLB-Cincinnati in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Cincinnati. The Bank is in compliance with this requirement with an investment in FHLB-Cincinnati stock of 1.9 million at December 31, 1999. Among other benefits, the FHLB-Cincinnati provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Cincinnati.

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

     On September 20, 1996, the Deposit Insurance Funds Act ("DIF Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As a result of the DIF Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interests on the obligations issued by the Financing
Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%. Since December 31, 1999 FICO payments have been shared pro rata between BIF and SAIF members.

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

     At December 31, 1999, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1999, the Bank met the test and its QTL percentage was 65.56%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the Bank is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies including permissible activity restrictions.

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

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. Only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations are permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4%. OTS may require higher leverage ratios if warranted by the particular circumstances or risk profile of an association.

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

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

     The following table presents the Bank's regulatory capital compliance as of December 31, 1999.

                                                         Percent of
                                                        Adjusted Total
                                                Amount     Assets(1)
                                                ------     ---------
                                              (Dollars in thousands)

Tangible  capital                              $79,212        20.29%
Minimum  required  tangible  capital             5,855         1.50
                                               -------        -----
Excess                                         $73,357        18.79%
                                               =======        =====

Core  capital                                  $79,212        20.29%
Minimum  required  core  capital(2)             11,712         3.00
                                                ------        -----
Excess                                         $67,500        17.29%
                                               =======        =====

Risk-based  capital(3)                         $83,348        23.48%
Minimum risk-based capital requirement          28,402         8.00
                                                ------        -----
Excess                                         $54,946        15.48%
                                               =======        =====

(1) Based on adjusted total assets of $390.4 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $355.0 million for purposes of the risk-based capital requirement.
(2) The current OTS core capital requirement for savings associations is 3% of total adjusted assets. The OTS has proposed core capital requirements that would require a core capital ratio of 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness and a core capital ratio of 4% to 5% for all other thrifts.
(3) Percentage represents total core and supplementary capital divided by total risk-weighted assets.

     LIMITATIONS  ON  CAPITAL  DISTRIBUTIONS.  OTS  regulations  impose  uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. Under currently effective regulations, an application to and the prior approval of the OTS will be required to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i. e., generally safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), if the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, if the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1999, the Bank's limit on loans to one borrower was $25.0 million. At December 31, 1999, the Bank's largest aggregate amount of loans to one borrower was $12.8 million, all of which were performing according to their terms.

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

     RECENT LEGISLATION. On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Briley Financial Modernization Act of 1999 (the "GLBA"), a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLBA makes significant changes in U. S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLBA specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c) (8) of the Bank Holding Company Act. The GLBA does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institutions subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National banks are also authorized by GLBA to engage, through "financial subsidiaries", in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting,
(2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from the bank's outstanding investments in financial subsidiaries). The GLBA provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

    The GLBA also contains a number of other provisions that will affect Cavalry Banking's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will likely require consent by the consumer before information is allowed to be provided to a third part.

     The GLBA becomes effective on March 11, 2000. In January 2000, the FRB and the OCC issued, respectively, an interim and a proposed rule governing the application process for becoming a financial holding company or a financial subsidiary. These agencies are expected to adopt additional regulations this year for implementation of the GLBA. At this time, Cavalry Banking is unable to predict the impact the GLBA may have upon it's financial condition or results of operations.

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


COMPETITION

     The Bank faces intense competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area, and other financial institutions such as brokerage firms and insurance companies. As of December 31, 1999, there were 11 commercial banks and no other thrifts operating in Rutherford and Bedford Counties, Tennessee. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

SUBSIDIARY  ACTIVITIES

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amounts in excess of 1% are used primarily for community, inner city and community development projects. As of December 31, 1999, the Bank had no service corporation subsidiaries.

PERSONNEL

     As of December 31, 1999, the Bank had 148 full-time employees and 51 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

ITEM  2.  PROPERTIES
--------------------

     The following table sets forth certain information regarding the Bank's offices at December 31, 1999, all of which are owned except as noted.

                                                 Approximate
Location                      Year  Opened     Square  Footage     Deposits
--------                      ------------     ---------------     --------
                                                               (In  thousands)

Main  Office:

114  W.  College  Street             1974           48,632         $187,134
Murfreesboro,  Tennessee  37130

Branch  Offices:

1745  Memorial  Boulevard            1984            1,925           13,896
Murfreesboro,  Tennessee  37129

1645  N.W.  Broad  Street            1995            1,500           11,035
Murfreesboro,  Tennessee  37129

123  Cason  Lane                     1997            1,967           22,267
Murfreesboro,  Tennessee  37129


                       (table continued on following page)

604  N.  Main  Street                1958            1,500           25,730
Shelbyville,  Tennessee  37160

269  S.  Lowry  Street               1972            3,898           29,033
Smyrna,  Tennessee  37167

Hazelwood Drive & Nashville Highway  1997            1,100            1,336
Smyrna,  Tennessee  37167

2604  South  Church  Street          1998            2,470            3,756
Murfreesboro,  TN  37128

South  East  Broad                   1997            2,038           14,742
2035  SE  Broad  Street
Murfreesboro,  TN  37130

                                                Approximate
Location                        Year  Opened   Square  Footage      Deposits
--------                        ------------   ---------------      --------
                                                                (In  thousands)
Servicing Operations Building:

Ebby's  Square  Building  (1)        1998            6,000              NA
Suite  100
9255  Church  Street
Murfreesboro,  Tennessee  37130

____________
(1)     Lease  expires  in  August  2001.

     The Bank owns two commercial building lots, one of which is for future branch office development. The other lot is located across the street from the Bank's main office and will be used as an operation's building. Construction has begun on this building located at 214 W College Street. The projected completion date is August of 2000 and the estimated cost of construction is $5.5 million.

     The Bank uses the services of an outside service bureau for its significant data processing applications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Year 2000 Considerations" contained in the Annual Report. At December 31, 1999, the Bank had 17 proprietary automated teller machines. At December 31, 1999, the net book value of the Bank's office properties and the Bank's fixtures, furniture and equipment was $9.9 million.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                       PART  II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
-------------------------------------------------------------------------------

     The information contained under the section captioned "Common Stock Information" is included in the Company's Annual Report and is incorporated herein by reference.

ITEM  6. SELECTED  FINANCIAL  DATA
----------------------------------

     The information contained under the section captioned "Selected Consolidated Financial Information" is included in the Company's Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included in the Company's Annual Report and is incorporated herein by reference.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
---------------------------------------------------------------------------

     The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Asset and Liability Management" is included in the Company's Annual Report and is incorporated herein by reference.

ITEM  8. FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------------------------------------------------------

     The information contained under the section captioned "Consolidated Financial Statements" is included in the Company's Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------------

     Not  applicable.

                                PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
-------------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                      EXECUTIVE  OFFICERS  OF  THE  COMPANY  AND  THE  BANK

              Age  at                      Position
              December  -----------------------------------------------------
Name         31,  1999     Company                  Bank
----         ---------     -------                  ----


Ed C.             57   Chairman of the Board      Chairman of the Board
Loughry, Jr.           and Chief Executive        and Chief Executive
                       Officer                    Officer

Gary Brown        57   Vice Chairman of the       Vice Chairman of the
                       Board                      Board

Ronald F. Knight  49   President and Chief        President and Chief
                       Operating  Officer         Operating Officer


William S. Jones  40   Executive Vice President   Executive Vice President
                       and Chief Administrative   and Chief Administrative
                       Officer                    Officer

Hillard C. "Bud"  51   Senior Vice President      Senior Vice President and
                       Chief Financial Officer    Chief Financial Officer

David  W. Hopper  56   --                         Senior Vice President
                                                  and Trust Officer

Ira B. Lewis, Jr. 53   Vice President and         Vice President and/CRA
                       Secretary                  Compliance Officer and
                                                  Secretary

R. Dale Floyd     49   --                         Senior Vice President

M. Glenn Layne    45   --                         Senior Vice President

Joy B. Jobe       55   --                         Senior  Vice  President

BIOGRAPHICAL  INFORMATION

     Set forth below is certain information regarding the executive officers of the Company and the Bank. Unless otherwise stated, each executive officer has held his current occupation for the last five years. There are no family relationships among or between the executive officers.

     Ed C. Loughry, Jr. joined the Bank in 1968 and currently serves as Chairman of the Board and Chief Executive Officer. Mr. Loughry has served on the Boards of Directors of the Rutherford County Chamber of Commerce, United Way, Heart Fund, Federal Home Loan Bank of Cincinnati, and the Tennessee Bankers Association. He currently serves on the Healthnet Board and the ABA BankPac Board. He was selected Business Person of the Year in 1993 by the Chamber of Commerce.

     Gary Brown is the owner and manager of Roscoe Brown, Inc., a heating and air conditioning company, Murfreesboro, Tennessee. Mr. Brown is a member of the Murfreesboro Water Sewer Department Board, the Electrical Examining Board, Middle Tennessee State University Foundation Board, and the Rutherford County Chamber of Commerce.

     Ronald F. Knight joined the Bank in 1972 and currently serves as President and Chief Operating Officer. Mr. Knight was the 1999 Chairman of the Board of Directors of the Rutherford County Chamber of Commerce and serves on the Rutherford County Economic development Council. He also serves on the Board of the Tennessee Housing Development Agency, and has been a committee member of the United Way and is co-founder of a local charity, "Christmas For The Children." Mr. Knight has also served as a director of the Tennessee Bankers Association.

     William S. Jones joined the Bank in 1992 and currently serves as Executive Vice President and Chief Administrative Officer. Mr. Jones has held the position of Vice President/Senior Vice President and Trust Officer of the Bank. Mr. Jones is an executive officer and a member of the Board of Trustees of the Middle Tennessee State University Foundation and a member of the Board of Trustees of the Middle Tennessee Medical Center Foundation.

     Hillard C. "Bud" Gardner joined the Bank in 1981 and has been Senior Vice President and Chief Financial Officer since 1982. Mr. Gardner is a member of the Tennessee Society of Certified Public Accountants, the Security for Public Deposit Task Force, the American Institute of Certified Public Accountants and the Optimist International.

     David W. Hopper joined the Bank in 1992 and has been Senior Vice President and Trust Officer since that time. Mr. Hopper is a graduate of the ABA's National Graduate Trust School and has served as Chairman of the Tennessee Bankers Association Trust Division. Mr. Hopper has over thirty years experience in the trust and investment management industry and has successfully started trust departments at two banks. Mr. Hopper is a member of the Murfreesboro Rotary Club, the Hospice of Murfreesboro, and Chairman of the Murfreesboro School Board.

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

     M. Glenn Layne joined the Bank in August 1994 with over 17 years of banking experience and is currently Senior Vice President and Manager of Commercial and Consumer Lending. Before joining the Bank Mr. Layne served as Vice President and Manager of a Commercial Lending Group with Sun Trust Bank. Mr. Layne is an active member of the Murfreesboro Downtown Lions Club and the Belle Aire Baptist Church.

     Joy B. Jobe joined the Bank in May 1995 with over 24 years of banking experience and serves as Senior Vice President of Retail Banking and Business Development. Before joining the Bank Ms. Jobe was a Commercial Loan Officer, Relationship Manager and Assistant Vice President with Sun Trust Bank. Ms. Jobe is a member of the Rotary Club and the American Red Cross. Ms. Jobe also participated in Leadership Rutherford.

     Ira B. Lewis, Jr. joined the Bank in 1993 and has been Vice President/CRA Compliance Officer. Mr. Lewis became Secretary in January 1996 and Senior Vice President in January 2000. Before joining the Bank, Mr. Lewis was a Field
Examiner and Field Manager of the OTS's Nashville Area Office, an affiliate office of the OTS Central Regional Office, Chicago, Illinois.

ITEM  11.    EXECUTIVE  COMPENSATION
------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and is incorporated herein by reference.

ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

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

ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors - Transactions with Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

                                     PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     (a)     Exhibits

             3.1     Charter  of  the  Registrant*
             3.2     Bylaws  of  the  Registrant*
            10.1     Employment  Agreement  with  Ed  C.  Loughry,  Jr.**
            10.2     Employment  Agreement  with  Ronald  F.  Knight**
            10.3     Severance  Agreement  with  Hillard  C.  Gardner**
            10.4     Severance  Agreement  with  Ira  B.  Lewis**
            10.5     Severance  Agreement  with  R.  Dale  Floyd**
            10.6     Severance  Agreement  with  M.  Glenn  Layne**
            10.7     Severance  Agreement  with  Joy  B.  Jobe**
            10.8     Severance  Agreement  with  William  S.  Jones**
            10.9     Severance  Agreement  with  David  W.  Hopper**
            10.10    Cavalry Banking Key Personnel Severance Compensation Plan**
            10.11    Cavalry Banking  Employee  Stock  Ownership  Plan**
            10.12    Cavalry Bancorp,  Inc.  1999  Stock  Option  Plan***
            10.13    Cavalry Bancorp, Inc. 1999 Management Recognition Plan***
            13       Annual  Report  to  Stockholders
            21       Subsidiaries  of  the  Registrant
            23       Consent  of  Rayburn,  Betts  &  Bates,  P.C.
            27       Financial  Data  Schedule

* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).
** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998.
*** Incorporated herein by reference to the Registrant's Annual Meeting Proxy Statement dated March 15, 1999, as filed with the securities and Exchange Commission on March 15, 1999.

     (b)     Reports  on  Form  8-K

     On November 23, 1999 a Form 8-K was filed announcing that the Registrant had declared a special cash distribution in the amount of $7.50 per share, payable on December 23, 1999, to stockholders of record as of the close of business on December 10, 1999.

                                    SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CAVALRY BANCORP, INC.


Date:  March  23,  2000                      By:/s/Ed C. Loughry, Jr.
                                                -------------------------
                                                Ed C. Loughry, Jr.
                                                Chairman of the Board and
                                                Chief Executive Officer


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                       TITLE                            DATE
----------                       -----                            ----


/s/Ed C. Loughry,  Jr.        Chief Executive Officer,         March 23, 2000
---------------------------   Chairman of the  Board
Ed  C.  Loughry,  Jr.         (Principal  Executive  Officer)


/s/Hillard C. "Bud" Gardner   Senior Vice President and Chief  March 23, 2000
---------------------------   Financial Officer
Hillard C. "Bud" Gardner      (Principal Financial and
                              Accounting  Officer)


/s/Gary  Brown                Vice Chairman of the Board       March  23,  2000
---------------------------
Gary  Brown


/s/Ronald F. Knight           Director,  President             March  23,  2000
---------------------------   and Chief Operating Officer
Ronald  F.  Knight

                              Director
----------------------------
Frank  E.  Crosslin,  Jr.


/s/Tim  J.  Durham            Director                         March  23,  2000
---------------------------
Tim  J.  Durham


/s/Ed  Elam                   Director                         March  23,  2000
---------------------------
Ed  Elam


/s/James C. Cope              Director                         March  23,  2000
---------------------------
James  C.  Cope


/s/Terry G. Haynes            Director                         March  23,  2000
---------------------------
Terry  G.  Haynes


/s/William H. Huddleston, IV  Director                         March  23,  2000
----------------------------
William  H.  Huddleston,  IV

                                 Exhibit 13

                       Annual Report to Stockholders

ANNUAL REPORT TO SHAREHOLDERS - 1999

[Picture]

                          CAVB
                     COMMUNITY
                     COMMITMENT
                      BANKING

Cavalry Bancorp, Inc.

BUSINESS OF THE COMPANY

     Cavalry Bancorp, Inc. ("Company"), a Tennessee corporation, was organized on November 5, 1997 for the purpose of becoming the holding company for Cavalry Banking ("Bank") upon the Bank's conversion from a federally-chartered mutual to a federally-chartered stock savings bank ("Conversion"). The Conversion was completed on March 16, 1998 with the Company issuing 7,538,250 shares of common stock for $10.00 per share.
     The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits have been federally-insured since 1936 and are currently insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1936.
     The Bank is a community-oriented financial institution whose primary business is attracting deposits from the general public and using those funds to originate a variety of loans to individuals residing within its primary market area, and to businesses owned and operated by individuals. The Bank originates both adjustable rate mortgage ("ARM") loans and fixed rate mortgage loans.
Generally, ARM loans are retained in the Bank's portfolio and long-term fixed-rate mortgages are originated for sale in the secondary market. In addition, the Bank actively originates construction and acquisition and development loans. The Bank also originates commercial real estate, commercial business, and consumer and other non-real estate loans. In addition, the Bank provides a wide range of investment and trust services through its trust department.

TABLE OF CONTENTS

          Financial Highlights                               1
          Letter to Shareholders                           2-3
          Operations Review                               4-11
          Locations                                         12
          Community Board                                   13
          Board  of Directors and Officers               14-15
          Corporate Information                             16
          Selected Financial Data                        17-18
          Financial Review                               19-33
          Independent Auditors' Report                      34
          Consolidated Financial Statements              35-40
          Notes to Consolidated Financial Statements     41-60

FINANCIAL  HIGHLIGHTS

                                             At  December  31,
                        --------------------------------------------------------
                               1999      1998      1997      1996      1995
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)

Total  assets               $395,419  $364,892  $282,129  $244,964  $223,882
Loans,  net                  272,211   237,547   212,979   200,600   159,943
Deposits                     308,929   266,032   248,267   214,533   196,734
Equity                        38,765    95,181    30,447    27,250    24,436
Net income                     3,469     5,697     3,202     2,814     3,201
Book value per share            5.46     13.29       N/A       N/A       N/A

                                    For  the  year  ended  December  31,
                        --------------------------------------------------------
                              1999      1998      1997      1996      1995
--------------------------------------------------------------------------------
Return on average assets        0.92%    1.66%     1.22%     1.20%     1.50%
Total equity to assets ratio    9.80%   26.08%    10.79%    11.12%    10.91%

Total Assets             [graph]
($ in millions)

95 - 224
96 - 245
97 - 282
98 - 365
99 - 395

Loans Receivable, Net     [graph]
($ in millions)

95 - 160
96 - 201
97 - 213
98 - 238
99 - 272

Net Income               [graph]
($ in millions)

95 - 3.20
96 - 3.80
97 - 3.20
98 - 5.70
99 - 3.47

To Our Shareholders:

We are pleased to report to you the results of Cavalry Bancorp, Inc. (Nasdaq symbol: CAVB) for the year ended December 31, 1999. We continue to be very appreciative of the acceptance demonstrated by our customers, our employees for their hard work and our shareholders for their support. As always, we strive daily to seek ways to further improve upon the high levels of service we offer our customers while operating  in  a  financially  sound  manner.

     At December 31, 1999, total assets were $395.4 million. Total deposits grew to over $308.9 million. This represents a growth in deposits of 16% during 1999. Our achievement is significant since 1999 was a period when many community-oriented financial institutions experienced difficulties in attracting and keeping deposits.
     Total loans receivable at December 31, 1999, increased 15% to $272.2 million compared with $237.5 million a year ago. We continue to execute our strategy to achieve steady loan growth while following rigorous underwriting standards that help insure soundness and quality. We believe asset quality is a key to our Company's continued long-term success. Non-performing loans at December 31, 1999, were only 0.12% of total loans outstanding. Our overall loan portfolio is sound with our lending being almost entirely with customers in the local markets we know and understand.
     Cavalry Banking's Investment Management and Trust Department achieved another year of solid growth. Assets grew to over $285 million. The highly personalized level of service and ability demonstrated by our employees over the years contributed to the success of the past year.
     Net income for 1999 was $3.5 million, or $0.52 per share. This compares with net income of $5.7 million, or $0.83 per share, earned in 1998. The comparison to last year's results reflects the one-time expenses recognized as part of the cash distribution paid in December 1999, higher operating expenses associated with our growth, and increased provisions for possible loan losses due to the increase in loans outstanding. For a more complete discussion of the financial results for the year ended December 31, 1999, please read Management's Discussion and Analysis of Financial Condition and Results of Operation.
     Probably, the most significant events of the past year were the Board of Directors decisions related to the capital management strategy of Cavalry Bancorp. At the time of the Company's conversion to a stock institution in March 1998, approximately $73 million in net proceeds was raised. This addition to our capital base resulted in a total of over $95 million in capital. While our strong capital position has allowed us to execute and expand our lending and investment activities in a controlled manner, we have been operating since March 1998 in an over capitalized position for a financial institution of our asset size.
     In response to this situation, the Board of Directors considered many alternatives for the best use of the excess capital. As part of the capital management strategy, the Company repurchased a total of 358,066 shares under two Stock Repurchase Programs. In addition, the Board approved a special cash distribution of $7.50 per share, which was paid on December 23, 1999. The Board believes that returning a part of capital to shareholders in the form of a special cash distribution was the best choice to enhance the total value of shareholders' investment in Cavalry Bancorp, Inc. Even after the share repurchases and return of capital, Cavalry Bancorp, Inc. still maintains a very strong capital position.
     The Board has also elected to pay quarterly cash dividends to provide shareholders with a current cash return. Dividend payments totaling $0.20 per share were paid to shareholders in 1999. It is the Board's stated intention to continue to pay regular quarterly cash dividends to allow shareholders to directly participate in the long-term success of the Company that are consistent with its earnings and financial condition.
     During the past year, the Company strengthened its executive management team by appointing Ed C. Loughry, Jr., Chairman of the Board and Chief Executive Officer; Ronald F. Knight, President; and William S. Jones, Executive Vice President. While your executive management team has taken on slightly different leadership positions, we have worked together for many years and are very committed to achieving future growth and success.
     In  May  1999,  William  H.  Huddleston,  III, retired from the position of
Chairman of the Board of Cavalry Bancorp, Inc. Mr. Huddleston made numerous contributions to the Company, and we are indeed appreciative of his 33 years of dedication, leadership and unparalleled service to Cavalry. We wish him continued success in his retirement.
     In looking to the future, we see continued opportunity for growth. Our local markets have some of the most desirable economic characteristics of any market in the state of Tennessee. We have plans to offer new and added services in the areas of e-commerce and internet banking as well as to continue to expand and upgrade our branch locations to even better serve our customers.
     Many of our local shareholders will have seen the progress we are making on the construction of our new operations building located in downtown
Murfreesboro, across the street from our main office. The new building should lead to improved productivity and efficiency by allowing us to consolidate certain of our departments into one location. We will continue to operate out of our main office location and currently expect to occupy the new facility during the second half of 2000.
     While we intend to do better those things which we have excelled at in the past, our specific goals for the future are:

1.  To  continue  to grow in a controlled and financially responsible manner;
2. To maintain high credit quality through prudent underwriting standards and an overall conservative approach to business;
3.  To  expand  our  financial  products and services to meet customer needs;
4. To utilize technology where feasible to improve service and increase efficiency; and
5. To reward shareholders on a long-term basis for their investment in the Company.

[Picture of Left to right:
 William S. Jones, Ed C. Loughry, Jr.
 and Ronald F. Knight]

We believe the combination of the strong markets, dedicated employees, and a management team dedicated to accomplishing the Company's stated goals, positions Cavalry Bancorp, Inc. well for the future. We look forward to reporting our progress as a public company and the financial results we achieve in the future.

Sincerely,


/s/Ed C. Loughry, Jr.
Ed  C.  Loughry,  Jr.
Chairman  and  Chief  Executive  Officer


/s/Ronald F. Knight
Ronald  F.  Knight
President


/s/William S. Jones
William  S.  Jones
Executive  Vice  President

CONSUMER/COMMERCIAL  LENDING

     As part of Cavalry Banking's ability to offer customers a total lending relationship, the Bank is an active consumer and commercial lender, providing many different types of loans which may be used for a variety of reasons. A key factor in the success the Bank has achieved is its experienced employees who know and understand the personal situations that create the need to borrow money. This perspective enables them to provide customers with the best choice when the need to borrow arises. Dedicated employees provide the vital link in effectively building customer relationships.
     The Bank offers a full range of consumer and commercial loans with rates that are competitive and terms that are flexible. Local decision-making that emphasizes an easy application process and quick response time leads to better service. In each of the Bank's nine local offices, on-site personal loan officers are available to meet and discuss a customer's needs. While consumers can apply for loans through the Bank's Internet Banking service, applications submitted this way still receive personal follow-up by a loan specialist. At December 31, 1999, consumer and commercial loans totaled $ 90.4 million, or 27% of the Bank's net loans receivable.
     The Bank is an active commercial business lender. Focusing on small to medium sized businesses owned by individuals, commercial loans are customized to provide for such needs as inventory purchases, equipment financing, real estate or additional working capital. Commercial loans, while they may be unsecured, are generally secured by specific business collateral and are offered at competitive rates and flexible terms.
     In addition to being a Small Business Administration lender, Cavalry Banking can offer many other types of loans and credit services. Second mortgage loans, automobile loans and college loans are available. The Bank's fast service makes this type of lending easily accessible. Another extra convenience provided are MasterCard and Visa credit cards. Application can be made at any office, and once approval is made, customers normally receive their cards within 10 days.
     The Bank's goal is to provide commercial and consumer customers with the right loan product to meet their specific needs.


Cavalry Banking makes loans based on conditions of our local market. We know what is affecting businesses and individuals around the corner or down the street, and our lending decisions are made right here.
Our customers benefit from our local analysis of their banking needs and the quick response we can give.

M.  Glenn  Layne
Senior  VP
Consumer/Commercial
Lending

[Picture Of Glenn Layne, Senior Vice President]


TOTAL CONSUMER LOANS ($ IN MILLIONS)       [graph]

95 - 27
96 - 31
97 - 33
98 - 45
99 - 54


COMMERCIAL BUSINESS LOANS ($ IN MILLIONS)       [graph]

95 - 15
96 - 21
97 - 23
98 - 30
99 - 37

[Generic photo of Auto Dealership]

In each of the Bank's nine local offices, on-site personal loan officers are available to meet and discuss a customer's needs.

[Generic photo of people moving]

The  Bank  has  a  strong
presence in Bedford and Williamson counties and is the largest real estate lender in Rutherford County.

MORTGAGE  LENDING

TOTAL MORTGAGE LOANS ($ IN MILLIONS)       [graph]

95 - 157
96 - 194
97 - 196
98 - 230
99 - 243

[Generic picture]

Cavalry Banking has concentrated its mortgage lending activities on the origination of loans secured by first mortgages. The Bank's primary markets are located in some of Tennessee's fastest growing and most desirable counties. The Bank has a strong presence in Bedford and Williamson counties and is the largest real estate lender in Rutherford County. Through the Bank's 9 offices, experienced mortgage lenders offer a comprehensive range of products to help customers finance their homes.
     At December 31, 1999, the Bank's mortgage loans outstanding totaled $242.5 million, or 72.9% of its total loan portfolio. The Bank offers customers a variety of fixed and adjustable mortgage loans at rates and terms that are competitive with market conditions. Generally, fixed rate loans are originated to permit the Bank to sell the loans to U.S. Government-sponsored agencies such as the Federal Home Loan Mortgage Corporation. Adjustable rate loans, which are subject to periodic interest rate adjustments, are generally kept in the Bank's loan portfolio. The retention of adjustable rate loans reduces the Bank's exposure to changes in interest rates.
     Cavalry Banking offers several ways to obtain the answers customers need for their mortgage questions. The Bank's offices have extended business hours during the week and are open on Saturdays for added convenience. The Bank's Mortgage Express service provides customers with loan underwriting techniques that reduce the approval response time. The Bank also offers fast, free loan pre-qualification; and customers can access mortgage information through the Bank's Internet Web site, or by calling its BANKLINE services.
     In addition, the Bank is a significant originator of residential construction loans and commercial real estate loans. Its residential construction loans are made to homebuilders that build speculative homes as well as loans to those who have commitments for permanent financing once construction is finished. Cavalry has lending arrangements with a large number of local builders whom the Bank has dealt with for years.
     The Bank's commercial real estate loans are made for the acquisition and refinancing of commercial real estate properties, the majority of which are secured by small businesses, retail properties and churches located in its primary markets. Commercial real estate lending has provided the Bank with the opportunity to make loans at higher rates than those typically made on residential loans.


As our market's number one mortgage lender, we must provide a diversified loan program to remain number one. We back that with experienced personnel and incomparable service, utilizing the latest technology. Blend that with the fact that our lending decisions are made locally by individuals who know our market, and you have a winning formula.

R.  Dale  Floyd
Senior  VP
Mortgage  Lending

[Photopraph of R. Dale Floyd]

CONSUMER-BASED  PRODUCTS


     At Cavalry Banking, consumer-based products are designed with convenience, flexibility and security in mind to make banking pleasant and easy. The Bank provides many different types of consumer products from checking and savings accounts to debit cards, automated teller machines and Internet Banking. The goal is always to provide customers with "Community Banking at its Best."
     Cavalry Banking also provides a full range of solutions to help businesses get started and grow. The "Bank at Work" program gives many businesses the opportunity to provide excellent checking account services for their employees, and the Bank's merchant services department has developed programs such as credit/debit card acceptance and special deposit services. Because almost all commercial customers are located in the local communities within the bank's primary markets, Cavalry Banking is better able to respond with fast, reliable assistance when needs arise.
     The Bank's use of technology is providing a convenient link for customers via Internet Banking. This provides the services of the bank 24-hours a day, seven days a week. Among the first in Tennessee to offer Internet Banking, Cavalry's dedication to providing electronic banking for personal and business use is highly rated among community banks.
     During the past year, Cavalry Banking's consumer-based products have experienced excellent growth. Deposit accounts increased to over $ 308 million as of December 31, 1999, a 16% increase over the previous year. Clearly this success is due in large part to its dedicated employees who work closely with customers to build long-term relationships.
     As a vital part of the communities it serves, Cavalry Banking is well positioned to continue to meet the personal and business banking needs of its customers.



Our nine convenient neighborhood full-service locations provide banking when and where our customers need it. We've added extended hours and Saturday banking, too, but Cavalry Banking is so much more. For example, with our Internet Banking, we're as close as your keyboard, 24 hours a day, seven days a week.

Joy  Jobe
Senior  VP
Retail  Banking

[Photograph of Joy Jobe]

[Generic picture]

TOTAL DEPOSITS ($ IN MILLIONS)          [graph]

95 - 197
96 - 215
97 - 248
98 - 266
99 - 309

[Generic picture of person using Internet Banking]

The  Bank's  use  of
technology  is  providing
a convenient link for
customers via  Internet Banking.

[Generic picture of office setting]

Experienced  employees
who  have  in-depth
knowledge  and  unique
resourcefulness find ways
to make good things happen for
customers.

INVESTMENT  MANAGEMENT  &  TRUST  SERVICES

ASSETS UNDER MANAGEMENT ($ MILLIONS)     [graph]

95 - 285
96 - 250
97 - 182
98 - 162
99 - 144

[Generic picture]

     Cavalry Banking's Investment Management and Trust department encompasses specialized services in the areas of lifetime asset management, estate planning, trust administration and retirement administration. The services are provided by experienced professionals whose attention to detail help customers achieve their financial and retirement goals.
     Cavalry Banking is one of the few banks in its primary market area that provides a broad range of investment management and trust services. The Bank manages investments for individuals, various organizations and retirement plans.
     Trust assets under management have grown to over $285 million as of December 31, 1999. The Bank has been able to achieve steady growth in assets by delivering personalized services that are very responsive to client needs.
     Experienced employees who have in-depth knowledge and unique resourcefulness find ways to make good things happen for customers. A genuine interest to 'do things right' and a focus on meeting the customer's needs separates Cavalry Banking from its competition. Whether it is $50,000 or $5 million, Cavalry Banking's investment professionals are available locally to each customer.
     Cavalry Banking's investment philosophy is to seek capital appreciation by building portfolios of large and mid-size companies that have displayed a consistent earnings growth pattern. Investment management services are designed to build wealth for customers over time. The Bank has been one of the top investment managers in the nation over the last few years. In the area of estate planning and administration, the Bank's services are geared to helping customers plan the preservation of wealth and minimize estate taxes.


[Photograph of David W. Hopper]

Our Investment Management and Trust department continues to grow because we meet or exceed our customers' expectations. We provide a wide variety of investment options and with local staff servicing of our accounts, we provide prompt response to inquiries. Clients are pleased when you provide answers and results quickly.

David  W.  Hopper
Senior  VP
Investment
Management  &  Trust

LOCATIONS
----------------------------------

114  West  College  Street
Murfreesboro,  TN  37130
893-1234

2035  Southeast  Broad  Street
Murfreesboro,  TN  37130
895-0905

1745  Memorial  Boulevard
Murfreesboro,  TN  37129
890-2919

123  Cason  Lane
Murfreesboro,  TN  37129
893-1812

1645  Northwest  Broad  Street
Murfreesboro,  TN  37129
895-3380

2604  South  Church  Street
Murfreesboro,  TN  37128
848-1966

604  North  Main  Street
Shelbyville,  TN  37160
684-6166

269  South  Lowry  Street
Smyrna,  TN  37167
459-2535

1300  Hazelwood  Drive
Smyrna,  TN  37167
459-6828




Additional  ATMs
----------------------------
1869  Almaville  Road

MTSU
Keathley  University  Center

WT's  Phillips  66
106  Barfield/Crescent  Road

WT's  Phillips  66
 925  Old  Fort  Parkway

WT's  Phillips  66
2441  South  Church  Street

WT's/White  Castle
2206  Old  Fort  Parkway

Murfreesboro  Medical  Clinic
1004  North  Highland

Parsley's  Market
763  Bradyville  Pike

COMMUNITY  BOARD


[Picture: Cavalry Banking's Community Board includes (from left)
 Ken Halliburton, Sandra Parks, Chuck Farrer, Phyllis Washington, Greg Waldron, Bud Mitchell, John Goodman, Melanie Davenport,
 Ben Jamison, Dow Smith, Tina Patel, Rick Sain, Gloria Bonner, Miles Lane and Robbie Cleveland.]

Gloria  Bonner,  Ed.D.
Middle  Tennessee  State  University

Robbie  Cleveland,  M.D.
Murfreesboro  Medical  Clinic

Melanie  Davenport
Cellular  Concepts,  Inc.

Chuck  Farrer
Farrer  Construction  Company

John  Goodman
Bob  Parks  Realty

Ken  Halliburton
Miller  &  Loughry  Insurance  Services,  Inc.

Ben  Jamison,  D.D.S.
Private  Dental  Practice

Miles  Lane,  D.V.M.
Brogli  Lane  Weaver  Animal  Hospital
Bud  Mitchell
Bud's  Tire

Sandra  Parks
Mitchell-Neilson  Primary  School

Tina  Patel
Merck  &  Co.

Rick  Sain
Reeves-Sain  Drug  Store,  Inc.


Dow  Smith
Dow  Smith  Contracting  Company,  Inc.

Greg  Waldron
Waldron  Enterprises,  LLC

Phyllis  Washington,  Ed.D.
Rutherford  County  Board  of  Education

BOARD  OF  DIRECTORS

[Photograph Left to right; James C. Cope,
 Frank Crosslin, Jr. and Ed Elam]

[Photograph Left to right; Tim Durham,
 Ed C. Loughry, Jr. and W. H. Huddleston, IV]

[Photograph Left to right; Gary Brown, Terry Haynes and Ronald F. Knight]


Ed  C.  Loughry,  Jr.
Chairman  and
Chief  Executive  Officer
Cavalry  Banking

Ronald  F.  Knight,
President
Cavalry  Banking
Gary  Brown
Vice-Chairman  of  the  Board
Roscoe  Brown,  Inc.

James  C.  Cope
Murfree,  Cope,  Hudson  &  Scarlett

Frank  Crosslin,  Jr.
Crosslin  Supply  Co.,  Inc.

Tim  Durham
Durham  Realty  &  Auction,  Inc.

Ed  Elam
Rutherford  County  Clerk
Terry  G.  Haynes
Haynes  Bros.  Lumber  Co.

W.  H.  Huddleston,  IV
Huddleston-Steele
Engineering,  Inc.

CAVALRY  BANKING  CORPORATE  OFFICERS

[Picture of the following Corporate Officers]


Ed  C.  Loughry,  Jr.
Chairman  &
Chief  Executive  Officer

Ronald  F.  (Ronnie)  Knight  President  &
Chief  Operating  Officer

William  S.  (Bill)  Jones
Executive  Vice  President  &
Chief  Administrative  Officer

Hillard  C.  Gardner
Senior  Vice  President  &
Chief  Financial  Officer

R.  Dale  Floyd
Senior  Vice  President

David  W.  Hopper
Senior  Vice  President  &
Trust  Officer

Joy  B.  Jobe
Senior  Vice  President

M.  Glenn  Layne
Senior  Vice  President

Joe  W.  Townsend
Vice  President

Ira  B.  Lewis,  Jr.
Vice  President

Libby  L.  Green
Vice  President

Christopher  L.  Kelly
Vice  President  &  Trust  Officer

James  O.  (Jamie)  Sweeney,  III
Vice  President

Suzanne  S.  McClaran
Assistant  Vice  President

Peggy  A.  Hollandsworth
Assistant  Vice  President

Roger  D.  White
Assistant  Vice  President
Linda  F.  Eakes
Assistant  Vice  President

James  V.  (Jim)  Gregory
Assistant  Vice  President

Mary  W.  Schneider
Assistant  Vice  President

Gary  E.  Green
Assistant  Vice  President

Rhonda  P.  Smith
Assistant  Vice  President

Doug  Cate
Assistant  Vice  President  (Smyrna)

Joe  G.  Sadler
Assistant  Vice  President

David  K.  Bailiff
Assistant  Vice  President


E.  Cannon  Loughry,  III
Assistant  Vice  President

Donna  K.  Davis
Assistant  Vice  President

Jane  H.  Lester
Assistant  Vice  President

P.  David  Edwards
Assistant  Vice  President

Jonathan  T.  Robertson
Assistant  Vice  President

CORPORATE  INFORMATION

CORPORATE  ADDRESS
114  West  College  Street
Murfreesboro,  Tennessee  37130
(615)  893-1234

TRANSFER  AGENT  AND  REGISTRAR
ChaseMellon  Shareholder  Services,  L.L.C.
85  Challenger  Road
Overpeck  Center
Ridgefield  Park,  NJ  07660

INDEPENDENT  AUDITORS
Rayburn,  Betts  &  Bates,  P.C.
Nashville,  Tennessee

MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS The Common stock of Cavalry Bancorp, Inc. is listed on the Nasdaq National Market System under the symbol "CAVB". The following table discloses on a quarterly basis the high, low and closing price and dividends declared for the stock for the years ended December 31,1999 and 1998 (as restated to give retroactive recognition to the $7.50 per share capital distribution as paid on December 23, 1999). There was no stock issued prior to March 16, 1998.


                                         1999
--------------------------------------------------------------------------------
                       Fourth      Third       Second       First
                      Quarter     Quarter     Quarter      Quarter
--------------------------------------------------------------------------------
Market  Price:
High                  $ 17.25     $ 15.75     $ 18.63     $ 16.50
Low                     16.25       11.06       14.25       12.38
Close                   16.50       11.38       15.25       16.25

Dividends  Declared   $  0.05     $  0.05     $  0.05     $  0.05




                                         1998
 -------------------------------------------------------------------------------
                      Fourth     Third     Second     First
                      Quarter     Quarter     Quarter     Quarter
--------------------------------------------------------------------------------
Market  Price:
High                  $ 17.00      $ 14.50     $ 17.25     $ 18.75
Low                     10.94        10.75       14.25       12.50
Close                   13.75        11.25       14.25       15.88

Dividends  Declared   $  0.05      $  0.05     $  0.05     $  0.00



The Company may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Company's regulatory capital to be reduced below the amount required for the liquidation account established in connection with the mutual to stock conversion. The approximate number of shareholders of the Company's common stock as of March 1, 2000 was 2,000.

Annual  Meeting
The  Annual  Meeting  of  Shareholders  of Cavalry Bancorp, Inc. will be held at
10:00 a.m. Central Daylight Time, April 27, 2000, in the Fifth Floor Meeting Room of the main office of Cavalry Banking, 114 West College Street, Murfreesboro, Tennessee.

A COPY OF THE FORM 10-K, INCLUDING CONSOLIDATED FINANCIAL STATEMENTS, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO SHAREHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF SHAREHOLDERS UPON WRITTEN REQUEST TO IRA B. LEWIS, JR., SECRETARY, CAVALRY BANCORP, INC., 114 WEST COLLEGE STREET, MURFREESBORO, TENNESSEE 37130.

                         CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

                                SELECTED FINANCIAL DATA


The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the periods indicated.


                                                    At  December  31,
                                          ------------------------------------------------
                                             1999      1998     1997     1996     1995
------------------------------------------------------------------------------------------
                                                       (Dollars  in  thousands)
FINANCIAL  CONDITION  DATA:

Total assets. . . . . . . . . . . . $395,419  $364,892  $282,129  $244,964  $223,882
Loans receivable, net . . . . . . .  272,211   237,547   212,979   200,600   159,943
Loans held-for-sale . . . . . . . .    4,485    10,923     4,855     5,253     3,689
Investment securities
 held-to-maturity. . . . . . . . . .       -         -     1,700     7,705    35,550
Investment securities
 available-for-sale. . . . . . . . .   6,964    46,505    10,077         -         -
Mortgage-backed securities
 held-to-maturity. . . . . . . . . .     651       959     1,301     1,419     1,541
Cash, federal funds sold
 and overnight
 interest-bearing deposits . . . .    94,422    53,188    37,658    19,519    13,935
Deposit accounts. . . . . . . . . .  308,929   266,032   248,267   214,533   196,734
Borrowings. . . . . . . . . . . . .   45,000         -         -         -         -
Total equity. . . . . . . . . . . .   38,765    95,181    30,447    27,250    24,436



                                For  the  Year  Ended  December  31,
                            ----------------------------------------------
                               1999     1998     1997     1996     1995
--------------------------------------------------------------------------
                                      (Dollars  in  thousands)

OPERATING DATA:
Interest income . . . . . .  $28,008  $26,596  $21,939  $19,584  $17,222
Interest expense. . . . . .   10,130    9,594    9,289    8,268    7,696
                            --------------------------------------------
Net interest income . . . .   17,878   17,002   12,650   11,316    9,526
Provision for loan losses .      991      452      700      120       80
                            --------------------------------------------
Net interest income after
  provision for loan losses   16,887   16,550   11,950   11,196    9,446
                            --------------------------------------------
Gains from sale of loans. .    2,245    2,266    1,126      890      882
Other income. . . . . . . .    3,403    2,960    2,535    2,268    2,082
Other expenses. . . . . . .   16,385   12,481   10,498    9,786    7,498
                            --------------------------------------------
Income before income taxes.    6,150    9,295    5,113    4,568    4,912
Provision for income taxes.    2,681    3,598    1,911    1,754    1,711
                            --------------------------------------------

Net income. . . . . . . . .  $ 3,469  $ 5,697  $ 3,202  $ 2,814  $ 3,201
                            ============================================


                                          At December 31,
                              -----------------------------------------
                               1999     1998     1997     1996     1995
-----------------------------------------------------------------------
OTHER DATA:
Number of:
  Real estate loans
   Outstanding. . . . . . .    5,128   5,126    4,833    4,693    4,559
  Deposit accounts. . . . . . 27,878  24,828   23,054   20,687   18,891
  Full-service offices. . . .      9      10        9        7        7

                           CAVALRY BANCORP, INC.  1999 ANNUAL REPORT
                              SELECTED FINANCIAL DATA (CONTINUED)


KEY  FINANCIAL  RATIOS:

                                                For  the  Year  Ended  December  31,
                                       ---------------------------------------------------
                                          1999       1998       1997      1996       1995
------------------------------------------------------------------------------------------

Performance Ratios:
  Return on average assets(1). . . .      0.92%      1.66%      1.22%      1.20%      1.50%
  Return on average equity(2). . . .      4.05       6.63      11.09      10.94      14.21
  Interest rate spread(4). . . . . .      3.92       4.01       4.55       4.48       4.14
  Net interest margin(5) . . . . . .      5.10       5.29       5.21       5.15       4.78
  Average interest-earning
   assets to average
   interest-bearing liabilities . .     140.48     142.81     117.16     117.96     116.64
  Noninterest expense as a
   percent of average total assets .      4.35       3.63       4.01       4.17       3.52
  Efficiency ratio (6) . . . . . . .     69.65      56.15      64.36      67.61      60.03
Dividend payout ratio (7). . . . . .     38.46      18.07       N/A        N/A        N/A

Asset Quality Ratios:
  Nonaccrual and 90 days or
   more past due loans as a
   percent of total loans, net . . .      0.12       0.07       0.11       0.02       0.07
  Nonperforming assets as a percent
   of total assets . . . . . . . . .      0.13       0.03       0.09       0.02       0.05
  Allowance for losses as a
   percent of total
  loans receivable . . . . . . . . .      1.24       1.06       1.11       0.87       1.00
  Allowance for losses as a
   percent of nonperforming loans. .  1,242.04   3,019.63   1,130.65   4,162.75   1,866.36
  Net charge-offs to average
   outstanding loans . . . . . . . .      0.03       0.01       0.01          -       0.09

Capital Ratios:
Total equity-to -assets ratio. . . .      9.80      26.08      10.79      11.12      10.91
Average equity to average assets.(3) .   22.75      25.01      11.04      10.97      10.58


(1)     Net  earnings  divided  by  average  total  assets.
(2)     Net  earnings  divided  by  average  equity.
(3)     Average  total  equity  divided  by  average  total  assets.
(4)     Difference  between weighted average yield on interest-earning assets and weighted average rate on interest-bearing  liabilities.
(5)     Net  interest  income  as  a  percentage  of  average  interest-earning  assets.
(6)     Other  expenses  divided  by  the  sum  of  net  interest  income  and  other income.
(7)     Dividends  per  share  divided  by  net  income  per  share


                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

             MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

General
     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in this Annual Report.

Private  Securities  Litigation  Reform  Act  Safe  Harbor  Statement
     This Annual Report contains forward-looking statements within the meaning of federal securities laws. These statements are not historical facts, rather statements based on the Company's expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates,"
"intends,"  and  similar  expressions.
     Forward-looking  statements  are  not  guarantees  of  future  performance.
Numerous risks and uncertainties could cause the Company's actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.
     Because of the risks and uncertainties in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

The  Company's  Business  and  Strategy
     Cavalry Bancorp, Inc. (the "Company"), a Tennessee corporation, is the holding company for Cavalry Banking (the "Bank"), a federal savings bank with its main office located in Murfreesboro, Tennessee. The holding company was chartered to acquire the stock of Cavalry Banking in its conversion from mutual to stock form. This conversion was completed in March of 1998 with the Company issuing 7,538,250 shares of common stock at $10.00 per share.
     The Bank is a community-oriented financial institution whose primary business is attracting deposits from the general public and using those funds to originate a variety of loans to individuals residing within its primary market area, and to businesses owned and operated by such individuals. The Bank originates one-to-four family mortgage loans, construction loans, commercial real estate loans, consumer loans, commercial business loans, and land acquisition and development loans. In addition, the Bank invests in U.S. Government and federal agency obligations. The Bank continues to fund its assets primarily with retail deposits, although FHLB-Cincinnati advances can be used as an additional source of funds. The Bank also offers investment management and trust services.
     The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and other borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The level of other income and expenses also affects the Bank's profitability. Other income, net, includes income associated with the origination and sale of mortgage loans, loan servicing fees, other deposit-related fees and trust fees. Other expenses include compensation and benefits, occupancy and equipment expenses, deposit premiums, data servicing expenses and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

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

Comparison  of  Financial  Condition  at December 31, 1999 and December 31, 1998
     Consolidated total assets were $395.4 million at December 31, 1999 and $364.9 million at December 31, 1998, an increase of $30.5 million or 8.4%. This growth was funded by an increase in deposits and short-term borrowings offset by a decline in capital as a result of stock repurchases, dividends and the special cash distribution.
     Loans receivable net, increased to $272.2 million at December 31, 1999 from $237.5 million at December 31, 1998, a 14.6% increase. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market areas. In addition, during the period between December 31, 1998 and December 31, 1999 consumer, commercial and land loans increased as the Bank emphasized the origination of loans with shorter maturities for asset and liability management purposes.
     Loans held-for-sale were $4.5 million at December 31, 1999 compared to $10.9 million at December 31, 1998. The decrease resulted primarily from decreased lending activity and timing differences in the funding of loan sales.
     Cash and cash equivalents increased $41.2 million or 77.4% from $53.2 million at December 31, 1998 to $94.4 million at December 31, 1999. The increase was a result of structuring the balance sheet to provide for any year 2000 related cash withdrawals and to provide funds for the payment of a dividend from the Bank to the Company. The Bank received approval from the Office of Thrift Supervision to pay a dividend of $41.0 million to the Company on January 18, 2000. The proceeds of the dividend were then used by the Company to retire the outstanding borrowings.
     Investment securities available-for-sale decreased from $46.5 million at December 31, 1998 to $7.0 million at December 31, 1999. This decline was a result of reallocating funds to facilitate the payment of the special cash distribution and Year 2000 cash considerations.
     Office properties and equipment, net, were $9.9 million at December 31, 1999 compared to $8.8 million at December 31, 1998. This increase was primarily the result of the start of construction of a new operations building located at 214 W College Street in Murfreesboro, Tennessee. Construction is anticipated to be completed in August of 2000 at an estimated cost of $5.5 million.
     Deposit accounts totaled $308.9 million and $266.0 million at December 31, 1999 and December 31, 1998, respectively. The increase was a result of a continuing effort to aggressively solicit and promote deposit growth.

                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

             MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Total short-term borrowings increased to $45.0 million as a result of a loan from a commercial bank to the Company. The loan was originated on December 16, 1999 with a maturity date of June 16, 2000. The loan had an interest rate of prime minus 1.125% or currently 7.375%. This loan was paid in its entirety on January 19, 2000.
     Total stockholders equity was $38.8 million at December 31, 1999 and $95.2 million at December 31, 1998, respectively. This decrease was primarily the result of stock repurchases of $8.9 million, dividends paid of $1.3 million and the special cash distribution of $53.3 million. Offsetting these charges were the allocation of shares under the Bank's Employee Stock Ownership Plan ("ESOP") and the Management Recognition Plan ("MRP") which totaled $3.6 million, and net income of $3.5 million for the year ended December 31, 1999.

Comparison  of  Operating Results for the Years Ended December 31, 1999 and 1998
     Net Income. Net income was $3.5 million or $0.52 per basic share for the year ended December 31, 1999 compared to $5.7 million or $0.83 per basic share for the year ended December 31, 1998, a decrease of 38.6%. This decrease was a result of increases in interest expense, provision for loan losses, and increased employee expenses. These increased expenses were partially offset by increased interest income and other noninterest income.
     Net Interest Income. Net interest income increased 5.3% from $17.0 million for the year ended December 31, 1998 to $17.9 million for the same period in 1999. Total interest income increased 5.3% from $26.6 million for fiscal 1998 to $28.0 million for fiscal 1999. This increase was a result of an increase in average earning assets from $321.5 million for fiscal 1998 to $350.8 million for fiscal 1999. This increase in volume was offset by a decrease in average yield from 8.27% for fiscal 1998 to 7.98% for fiscal 1999. Average loans receivable increased from $232.7 million for fiscal 1998 to $267.2 million for fiscal 1999. This increase in volume was offset by a decline in average yield from 9.37% for fiscal 1998 to 8.87% for fiscal 1999. Average mortgage-backed securities declined from $1.1 million for fiscal 1998 to $775,000 for fiscal 1999. The average yield also declined from 6.21% for fiscal 1998 to 5.03% for fiscal 1999. Average investment securities increased from $33.6 million for fiscal 1998 to $39.6 million for fiscal 1999. This increase in volume was offset by a decline in average yield from 5.41% for the fiscal 1998 to 5.26% for fiscal 1999. Federal funds sold and other interest bearing deposits decreased from $52.4 million for fiscal 1998 to $41.4 million for fiscal 1999. The average yield declined from 5.33% for fiscal 1998 to 4.99% for fiscal 1999. Interest expense increased 5.2% from $9.6 million for fiscal 1998 to $10.1 million for fiscal 1999. This increase was a result of increases in average deposits and borrowings from $225.1 million for fiscal 1998 to $249.7 million for fiscal 1999. The average cost of funds declined from 4.26% for fiscal 1998 to 4.06% for fiscal 1999. The decrease was primarily a result of lower costs for passbook accounts, NOW accounts, and money market accounts. The cost of certificates also declined from 5.47% for fiscal 1998 to 5.21% for fiscal 1999. The interest rate spread decreased from 4.01% for fiscal 1998 to 3.92% for fiscal 1999. The decline in yields and cost were attributable to lower rates on average for fiscal 1999 as compared to fiscal 1998.
     Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on concentrations, trends in historical loss experience, specific impaired loans and economic conditions. In determining the adequacy of the allowance for loan losses, management periodically reviews the loan portfolio and considers such factors as delinquency status, past performance problems, historical loss experience, adverse situations that may affect the ability of the borrowers to repay, known and inherent risks in the portfolio, assessments of economic conditions, regulatory policies, and the estimated value of underlying collateral. The Bank's credit management systems have resulted in low loss experience, however there can be no assurances that such experience will continue. The allowance for loan losses is based principally on the risks associated with the type

                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

             MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


of loans in the portfolio with greater emphasis placed on higher risk assets. This requires a heavier weight being assigned to internally identified problem assets, repossessed assets, and non performing assets that otherwise exhibit, in management's judgement, potential credit weaknesses. The required level of allowances is then calculated based upon the outstanding balances in each loan category and the risk weight assigned to each category.
     The provision for loan losses was $991,000, charge-offs were $102,000 and recoveries were $16,000 for the year ended December 31, 1999 compared with a provision of $452,000, charge-offs of $54,000 and recoveries of $29,000 for the year ended December 31, 1998. The allowance for loan losses increased from $3.2 million at December 31, 1998 to $4.1 million at December 31, 1999. The allowance for loan losses as a percentage of loans outstanding increased from 1.06% at December 31, 1998 to 1.24% at December 31, 1999. Nonaccrual loans increased from $107,000 at December 31, 1998 to $333,000 at December 31, 1999. Total nonaccrual loans and loans 90 days or more past due increased from $173,000 at December 31, 1998 to $333,000 at December 31, 1999. Total
non-performing assets increased from $253,000 at December 31, 1998 to $499,000 at December 31, 1999 as a result of $166,000 in repossessed assets and other real  estate  owned  at  December  31,  1999.
     During the year ended December 31, 1999 commercial real estate, land, consumer and commercial loans continue to increase as well as the percentages of these loans to the total portfolio. Although these types of loans are normally of shorter maturity management feels that there is greater risk inherent in these loans than the typical 1-to-4 family home loan. Therefore management assigns these types of loans a higher risk weighting in the analysis of the loan loss reserve. Land loans carry the risk of the developer being able to complete the development within budget and on a timely basis. There is market risk associated with speculative construction and development loans that the project will sell to the public. Consumer loans by nature are dependent on the ability and willingness of the borrower to pay the loan. These credits are greatly influenced by the unemployment rate in an area, bankruptcy and other changes in life status. Commercial loans are loans made to businesses to either manufacture a product, sell a product, or provide a service. These loans are also influenced by economic factors. Some of these factors include the economic environment, the ability of the business to compete and generate a profit and other similar types of risks. Since it is the intention of the Bank to continue with this strategy the provision will continue to reflect the added risk factors associated with this type of lending.
     At  December  31,  1999  and  December  31,  1998  management  believed the provision  for  loan  losses  was  adequate.
     Noninterest Income. Noninterest income increased 7.7% from $5.2 million for the year ended December 31, 1998 to $5.6 million for the year ended December 31, 1999.
     Mortgage Banking. In the mortgage banking segment gain on sale of loans decreased from $2.3 million for fiscal 1998 to $2.2 million for fiscal 1999. This decrease was a result of decreased volume of loan sales for the year ended December 31, 1999 compared to the year ended December 31, 1998. Loan servicing income declined from $374,000 for fiscal 1998 to $219,000 for fiscal 1999. This decline was primarily a result of increased amortization of the originated servicing asset.
     Banking. In the banking segment deposit servicing fees and charges increased from $1.5 million for fiscal 1998 to $2.0 million for fiscal 1999. This increase was a result of increased transaction account volume and increased deposit fees charged for services.
     Trust. In the trust segment trust fees increased from $795,000 for fiscal 1998 to $936,000 for fiscal 1999. This increase was a result of increased assets under management due to market appreciation and new business being generated.
     Noninterest Expense. Noninterest expense increased 31.2% from $12.5 million for the year ended December 31, 1998 to $16.4 million for the year ended December 31, 1999. The increase was primarily a result of increased employee compensation and benefits which increased to $10.5 million for the year ended December 31, 1999 from $7.1 million for the year ended December 31, 1998. The increase in compensation expense was primarily a result of the adoption of the

                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

             MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Management Recognition Plan (MRP) in the year ended December 31, 1999. Total compensation expense recognized for the MRP for fiscal 1999 was $2.4 million, comprised of a one-time non-recurring charge for special cash distribution and normal vesting of shares. In addition, the cost of the ESOP increased as a result of the program being in effect for a full year in 1999. The increase in other categories of other operating expenses generally are attributable to the growth of the Company and to the increased cost of being a public company.
     Income Tax Expense. Income tax expense was $2.7 million for the year ended December 31, 1999 compared to $3.6 million for the year ended December 31, 1998. This decrease was a result of lower income before taxes for the fiscal 1999. The effective tax rate for fiscal 1999 was 43.6% compared to 38.7 % for fiscal 1998.


Comparison  of  Operating Results for the Years Ended December 31, 1998 and 1997
     Net Income. Net income was $5.7 million for the year ended December 31, 1998 compared to $3.2 million for the year ended December 31, 1997, a 78.1% increase. This increase was a result of increases in net interest income, net gain on sales of loans available for sale, and other income. Increased operating expenses and increased provisions for income taxes offset these positive increases.
     Net Interest Income. Net interest income increased 33.9% from $12.7 million for the year ended December 31, 1997 to $17.0 million for the same period in 1998. Total interest income increased 21.5% from $21.9 million for fiscal 1997 to $26.6 million for fiscal 1998. This increase was a result of an increase in average earning assets from $243.0 million for fiscal 1997 to $321.5 million for fiscal 1998. This increase in volume was offset by a decrease in average yield from 9.03% for fiscal 1997 to 8.27% for fiscal 1998. The increase in average earning assets was attributable to the funds raised in the initial public offering and an increase in average deposits during the year ended December 31,1998. Average loans receivable increased from $214.0 million for fiscal 1997 to $232.7 million for fiscal 1998. This increase in volume was offset by a decline in average yield from 9.48% for fiscal 1997 to 9.37% for fiscal 1998. Average mortgage-backed securities declined from $1.4 million for fiscal 1997 to $1.1 million for fiscal 1998. The average yield also declined from 6.78% for fiscal 1997 to 6.21% for fiscal 1998. Average investment securities increased from $8.4 million for fiscal 1997 to $33.6 million for fiscal 1998.
     This volume increase was a result of a portion of the proceeds of the conversion initially being invested in these instruments. This increase in volume was offset by a decline in average yield from 5.89% for fiscal 1997 to 5.41% for fiscal 1998. Federal funds sold and other interest bearing deposits increased from $17.7 million for fiscal 1997 to $52.4 million for fiscal 1998. The average yield declined slightly from 5.38% for fiscal 1997 to 5.33% for fiscal 1998. Interest expense increased 3.2% from $9.3 million for fiscal 1997 to $9.6 million for fiscal 1998. This increase was a result of increases in average deposits from $207.4 million for fiscal 1997 to $225.1 million for fiscal 1998. The average cost of funds declined from 4.48% for fiscal 1997 to 4.26% for fiscal 1998. The decrease was primarily a result of lower costs for passbook accounts, NOW accounts, and money market accounts. The cost of certificates also declined slightly from 5.48% for fiscal 1997 to 5.47% for fiscal 1998. The interest rate spread decreased from 4.55% for fiscal 1997 to 4.01% for fiscal 1998. This decrease was a result of lower interest rates and the receipt of additional cash from the mutual to stock conversion being invested in shorter-term investment securities and interest bearing deposits.
     Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on concentrations, trends in historical loss experience, specific impaired loans and economic conditions. In determining the adequacy of the allowance for loan losses, management periodically reviews the loan portfolio and considers such factors as delinquency status, past performance problems, historical loss experience, adverse situations that may affect the ability of the borrowers to repay, known and inherent risks in the portfolio, assessments of economic conditions, regulatory policies, and the estimated value of underlying collateral. The Bank's credit management systems have resulted in low loss experience, however there can be no assurances that such experience

                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

             MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

will continue. The allowance for loan losses is based principally on the risks associated with the type of loans in the portfolio with greater emphasis placed on higher risk assets. This requires a heavier weight being assigned to internally identified problem assets, repossessed assets, and nonperforming assets that otherwise exhibit, in management's judgement, potential credit weaknesses. The required level of allowances is then calculated based upon the outstanding balances in each loan category and the risk weight assigned to each category.
     The provision for loan losses was $452,000, charge-offs were $54,000 and recoveries were $29,000 for the year ended December 31, 1998 compared with a provision of $700,000, charge-offs of $49,000 and recoveries of $30,000 for the year ended December 31, 1997. The allowance for loan losses increased from $2.8 million at December 31, 1997 to $3.2 million. However, the percentage of gross loans outstanding decreased from 1.11% at December 31, 1997 to 1.06% at December 31, 1998. Nonaccrual loans decreased from $150,000 at December 31, 1997 to $107,000 at December 31, 1998. Total nonaccrual loans and loans 90 days or more past due decreased from $248,000 at December 31, 1997 to $173,000 at December 31, 1998. Total nonperforming assets increased from $248,000 at December 31, 1997 to $253,000 at December 31, 1998 as a result of $80,000 in real estate owned at December 31, 1998.
     During the year ended December 31, 1998 construction, consumer and commercial loans continued to increase as well as the percentages of these loans to the total portfolio. Although these types of loans are normally of shorter maturity, management feels that there is greater risk inherent in these loans than the typical 1-to-4 family home loan. Therefore management assigns these types of loans a higher risk weighting in the analysis of the loan loss reserve. Construction loans carry the risk of the contractor being able to complete the construction within budget and on a timely basis. There is market risk associated with speculative construction and development loans that the project will sell to the public. Consumer loans by nature are dependent on the ability and willingness of the borrower to pay the loan. These credits are greatly influenced by the unemployment rate in an area, bankruptcy and other changes in life status. Commercial loans are loans made to businesses to either manufacture a product, sell a product, or provide a service. These loans are also influenced by economic factors. Some of these factors include the economic environment, the ability of the business to compete and generate a profit and other similar types of risks. Since it is the intention of the Bank to continue with this strategy the provision will continue to reflect the added risk factors associated with this type of lending.
     At December 31, 1998 and December 31, 1997 management believed the provision for loan losses was adequate.
     Noninterest Income. Noninterest income increased 40.5% from $3.7 million for the year ended December 31, 1997 to $5.2 million for the year ended December 31, 1998.
     Mortgage Banking. In the mortgage banking segment gain on sale of loans increased from $1.1 million for fiscal 1997 to $2.3 million for fiscal 1998. This increase was a result of increased volume of loan sales for the year ended December 31, 1998 compared to the year ended December 31, 1997. Offsetting these increases, servicing income declined from $506,000 for fiscal 1997 to $374,000 for fiscal 1998. This decline was primarily a result of increased amortization of the originated servicing asset.
     Banking. In the banking segment deposit servicing fees and charges increased from $1.2 million for fiscal 1997 to $1.5 million for fiscal 1998. This increase was a result of increased transaction account volume and increased deposit fees charged for services.
     Trust. In the trust segment trust fees increased from $649,000 for fiscal 1997 to $795,000 for fiscal 1998. This increase was a result of increased assets under management due to market appreciation and new business being generated.

                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

             MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Noninterest Expense. Noninterest expense increased 19.0% from $10.5 million for the year ended December 31, 1997 to $12.5 million for the year ended December 31, 1998. This increase was primarily a result of increased volume of loans, investments, and deposits, and the increased cost of being a public company. Compensation, payroll taxes and fringe benefits increased from $5.8 million for fiscal 1997 to $7.1 million for fiscal 1998. This increase was a result of increased commission expense due to increased origination volumes, increased compensation cost due to normal salary increases and increased staffing due to volumes of business. Benefits increased primarily as a result of the establishment of an Employee Stock Ownership Plan (ESOP). This plan was instituted in place of the defined benefits pension plan which was terminated in the year ended December 31, 1997. Occupancy expense increased from $550,000 for fiscal 1997 to $759,000 for fiscal 1998. This increase was primarily a result of the completion of the South Church Street branch and the announced consolidation of the Almaville Road location with the Hazelwood location in Smyrna, Tennessee during the fourth quarter of 1998. This consolidation resulted in the closing of the Almaville office on January 30, 1999. This transaction resulted in the recognition of lease expense of $121,000. Supplies, communications and other office expenses increased from $675,000 for fiscal 1997 to $823,000 for fiscal 1998 primarily as a result of increased loan production and increases in deposits. Equipment and service bureau expense increased from $2.0 million for fiscal 1997 to $2.3 million for fiscal 1998 also as a result of increased volume. The net loss on the sale of office properties was primarily the result of the closing of the Almaville Road branch previously discussed.
     Income Tax Expense. Income tax expense was $3.6 million for the year ended December 31, 1998 compared to $1.9 million for the year ended December 31, 1997. This increase was a result of higher income before taxes for the fiscal 1998. The effective tax rate for fiscal 1998 was 38.7% compared to 37.4 % for fiscal 1997.

                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

             MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Average  Balances,  Interest  and  Average  Yields/Cost
     The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities respectively, for the periods presented. Average balances are derived from daily balances for the years ended.



                                        Years  ended  December  31,
                  ------------------------------------------------------------------------
                            1999                     1998                   1997
                                         (Dollars  in  thousands)
                           Interest                  Interest              Interest
                  Average   and     Yield/  Average   and    Yield/ Average  and     Yield/
                  Balance  Dividends  Cost  Balance  Dividends Cost Balance Dividends Cost
-------------------------------------------------------------------------------------------
Interest-earning
  assets:
Loans  receivable,
   net(1) . . . . $267,176  $23,691   8.87% $232,715  $21,801  9.37% $214,020 $20,290  9.48%
Mortgage-backed
Securities. . . .      775       39   5.03     1,111       69  6.21     1,371      93  6.78
Investment
  securities. . .   39,592    2,083   5.26    33,590    1,816  5.41     8,354     492  5.89
FHLB stock. . . .    1,797      127   7.07     1,675      120  7.16     1,559     112  7.18
Federal funds sold
 and overnight
 interest-bearing
 deposits . . . .   41,431    2,068   4.99    52,378    2,790  5.33    17,704     952  5.38
                   ------------------------------------------------------------------------
Total interest-
earning assets. .  350,771   28,008   7.98   321,469   26,596  8.27   243,008  21,939  9.03
Non-interest-
earning assets. .   26,169                    22,209                   18,518
                   -------                   -------                  -------
Total assets. . .  376,940                   343,678                  261,526
                   -------                   -------                  -------
Interest-bearing
liabilities:
Passbook
 accounts . . . .   13,913      184   1.32    22,067      423   1.92   15,286     302 1.98
Money Market
 accounts . . . .   59,090    2,382   4.03    46,377    1,924   4.15   35,250   1,475 4.18
NOW accounts. . .   41,887      503   1.20    32,276      440   1.36   28,558     480 1.68
Certificates
 of Deposits. . .  132,801    6,913   5.21   124,386    6,807   5.47  128,330   7,032 5.48
                   -----------------------------------------------------------------------
Total deposits. .  247,691    9,982   4.03   225,106    9,594   4.26  207,424   9,289 4.48
                   -----------------------------------------------------------------------
Borrowings. . . .    2,005      148   7.38         -        -      -        -       -    -
                   -----------------------------------------------------------------------
Total interest-
 Bearing
 liabilities. . .  249,696   10,130   4.06   225,106    9,594   4.26  207,424   9,289 4.48
Non-interest-                ------                     -----                   -----
 bearing
 liabilities(2) .   41,489                    32,607                   25,241
 Total             -------                   -------                  -------
  liabilities . .  291,185                   257,713                  232,665
Equity. . . . . .   85,755                    85,965                   28,861
                   -------                   -------                  -------
 Total liabilities
  and Equity. . . $376,940                  $343,678                 $261,526
                  --------                  --------                 --------
Net interest
 income . . . . .           $17,878                   $17,002                 $12,650
Interest rate               -------                   -------                 -------
 spread . . . . .                     3.92%                     4.01%                 4.55%
Net interest                          -----                     -----                 -----
 margin . . . . .                     5.10%                     5.29%                 5.21%
Ratio of average                      -----                     -----                 -----
 interest-earning
 assets to average
 interest-bearing
 liabilities. . .                   140.48%                   142.81%               117.16%
                                    -------                   -------               -------

(1)     Does  not  include  interest  on  loans  90  days  or  more  past  due.  Includes loans  originated  for  sale.
(2)     Includes noninterest bearing deposits of $33.5 million, $27.2 million, and $21.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.


                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

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



                                              At    Year Ended December 31
                                       December 31, ----------------------
                                              1999   1999   1998   1997
--------------------------------------------------------------------------
Weighted average yield on:
  Loans receivable . . . . . . . . . . . . .  8.43%  8.87%  9.37%  9.48%
  Mortgage-backed securities . . . . . . . .  6.37   5.03   6.21   6.78
  Investment securities. . . . . . . . . . .  5.71   5.26   5.41   5.89
  FHLB stock . . . . . . . . . . . . . . . .  7.00   7.07   7.16   7.18
  Federal funds sold and overnight
 interest-bearing deposits . . . . . . . . .  5.28   4.99   5.33   5.38
All interest-earning assets. . . . . . . . .  7.72   7.98   8.27   9.03

Weighted average rate paid on:
  Passbook savings accounts. . . . . . . . .  1.24   1.32   1.92   1.98
  NOW accounts . . . . . . . . . . . . . . .  1.23   1.20   1.36   1.68
  Money market accounts. . . . . . . . . . .  4.04   4.03   4.15   4.18
  Certificate accounts . . . . . . . . . . .  5.47   5.21   5.47   5.48
  Borrowings . . . . . . . . . . . . . . . .  7.38   7.38   0.00   0.00
  All interest-bearing liabilities . . . . .  4.72   4.06   4.26   4.48

Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and all
 interest-bearing liabilities) . . . . . . .  3.00   3.92   4.01   4.55

Net interest margin (net interest income
 (expense) as a percentage
   of average interest-earning assets) . . .  n/a    5.10   5.29   5.21


                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

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


                                 Year Ended           Year Ended          Year Ended
                                December 31,         December 31,         December 31,
                              1999  Compared        1998  Compared       1997  Compared
                                  to  Year             to  Year              to  Year
                                  Ended                  Ended                 Ended
                            December 31, 1998     December 31, 1997    December 31, 1996
                           Increase (Decrease)   Increase (Decrease)   Increase (Decrease)
                                  Due  to                Due  to              Due  to
                          Rate   Volume  Total   Rate  Volume  Total  Rate  Volume  Total
-------------------------------------------------------------------------------------------
                                            (Dollars  in  thousands)
Interest-earning  assets:
Loans receivable (1) . .  $(1,339) $3,229 $1,890  $(261) $1,772 $1,511 $1,472 $1,137 $2,609
Mortgage-backed
Securities . . . . . . .       (9)    (21)    (30)   (6)    (18)   (24)    -     (8)    (8)
Investments. . . . . . .      (58)    325     267  (162)  1,486  1,324  (974)   230   (744)
FHLB stock . . . . . . .       (2)      9       7     -       8      8     2      8     10
Federal funds sold
and overnight
interest-bearing
deposits . . . . . . . .     (139)   (583)   (722)  (27)  1,865  1,838   461)   949    488
                           ----------------------------------------------------------------
Total net change in
income on interest-
earning  assets. . . . .   (1,547)  2,959   1,412  (456)  5,113  4,657    39  2,316  2,355

Interest-bearing liabilities:
Passbook accounts. . . .      (82)   (157)   (239)  (13)    134    121   (37)   (12)   (49)
NOW accounts . . . . . .      (68)    131      63  (102)     62    (40)  (98)    73    (25)
Money market
 Accounts. . . . . . . .      (70)    528     458   (15)    465    450  (216)   601    385
Certificate accounts . .     (354)    460     106   (10)   (216)  (226)  195    551    746
Borrowings . . . . . . .        -     148     148     -       -      -     -    (36)   (36)
                           ----------------------------------------------------------------
Total net change
in expense on
interest-bearing
liabilities. . . . . . .     (574)  1,110     536  (140)    445    305  (156) 1,177  1,021
                           ----------------------------------------------------------------
Net Change in
net interest income. . .   $ (973) $1,849     876 $(316) $4,668 $4,352  $195 $1,139 $1,334
                           ================================================================

(1)     Does  not  include  interest  on  90  days  or  more  past  due.  Includes  loans originated  for  sale.

                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

             MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Asset  and  Liability  Management
     In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the OTS, the Bank receives a report which measures interest rate risk by modeling the changes in Net Portfolio Value (NPV) over a variety of interest rate scenarios. The assets and liabilities at the parent company level are not considered in the analysis. The exclusion of holding company assets and liabilities does not have a significant effect on the analysis of NPV sensitivity. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.
     The following table is provided by the OTS and sets forth the change in the Bank's NPV at December 31, 1999, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

Changes (In Basis      Estimated Change       Estimated Change in     Board
   Points) in                    in                    in           Approved
Interest  Rates     Net  Portfolio  Value     Net Portfolio Value     Limits
--------------------------------------------------------------------------------
                       (Dollars  in  thousands)     (Percentage)     (Percent)

     300  bp                    1,736                     2             (30)
     200  bp                    1,521                     2             (20)
     100  bp                      984                     1             (10)
       0  bp                        0                     0               0
    (100) bp                   (1,438)                   (2)            (10)
    (200) bp                   (2,851)                   (3)            (20)
    (300) bp                   (3,925)                   (4)            (30)


     The above table illustrates, for example, that an instantaneous 200 basis point decrease in market interest rates at December 31,1999 would reduce the Bank's NPV by approximately $2.9 million, or 3.0%.
     Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.
     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

             MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



The following table presents the Company's interest sensitivity gap at December 31,1999.


                                             Six   After One After Three
                              Within Six    Months  to Three  to Five     Over
                                Months  to One Year  Years    Years    Five Years  Total
------------------------------------------------------------------------------------------
                                               [Dollars  in  thousands)
Interest-earning assets:
Loans receivable, net. . . . .  $ 59,906  $ 46,205  $ 51,640  $ 62,097  $ 56,848  $276,696
Mortgage-backed securities . .        10        10        44        50       537       651
FHLB Stock . . . . . . . . . .     1,878         -         -         -         -     1,878
Investment securities. . . . .     5,965       999         -         -         -     6,964
Federal funds sold
 overnight and other
 interest-bearing deposits. . .   74,379         -         -         -         -    74,379
                                ----------------------------------------------------------
Total rate sensitive assets. .   142,138    47,214    51,684    62,147    57,385   360,568
                                ==========================================================
Interest-bearing liabilities:
Deposits:
NOW accounts . . . . . . . . .     4,647     4,647    18,589    18,589         -    46,472
Passbook savings accounts. . .     1,302     1,302     5,207     5,206         -    13,017
Money market deposit
 accounts. . . . . . . . . . .     6,380     6,380    25,519    25,517         -    63,796
Certificates of deposit. . . .    65,602    60,089    17,797     7,287       177   150,952
                                ----------------------------------------------------------
Borrowings . . . . . . . . . .    45,000         -         -         -         -    45,000
Total rate sensitive            ----------------------------------------------------------
 liabilities . . . . . . . . .   122,931    72,418    67,112    56,599       177   319,237
                                ===========================================================
Excess (deficiency) of
 interest sensitivity assets
 over interest sensitivity
 liabilities . . . . . . . . .    19,207   (25,204)  (15,428)    5,548    57,208    41,331
Cumulative excess(deficiency) of
 interest sensitivity assets .    19,207    (5,997)  (21,425)  (15,877)   41,331    41,331
Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities . . . . .    115.62%    96.93%    91.84%    95.02%   112.95%   112.95%
Interest sensitivity gap
 to total assets . . . . . . .     5.33%     (6.99)%  (4.28)%    1.54%     15.87%    11.46%
Ratio of interest-earning assets to
interest-bearing liabilities .   115.62%     65.20%    77.01%  109.80%  32,420.90%  112.95%
Ratio of cumulative gap
 to total assets. . . . . . .      5.33%     (1.66)%   (5.94)%  (4.40)%     11.46%   11.46%

Liquidity  and  Capital  Resources
     The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predicable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1999 cash and cash equivalents totaled $94.4 million or 23.87% of total assets. At December 31, 1999 the Bank also maintained an available line of credit of $15.0 million with the FHLB-Cincinnati that may be used as an additional source of liquidity.
     At December 31, 1999 the Bank's commitments to extend funds consisted of unused lines of credit of $36.4 million, outstanding letters of credit of $7.5 million issued primarily to municipalities as performance bonds, and commitments

                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

             MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

to originate loans of $51.2 million. The commitments to originate loans at December 31, 1999 consisted of commitments to originate variable rate loans of $42.6 million, and commitments to originate fixed rate loans of $8.6 million at interest rates ranging from 6.75% to 8.50%.
     OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's liquidity ratio at December 31, 1999 was 28.0%.
     The Bank's primary lending activity is the origination of real estate mortgage loans. During the years ended December 31, 1999, 1998, and 1997, the Bank originated $244.9 million, $270.2 million, and $166.3 million of such loans, respectively. At December 31, 1999, the Bank had loan commitments totaling $51.2 million which was made up completely of undisbursed loans in process. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 1999 totaled $125.7 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
     OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of December 31, 1999, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 20.29%, 20.29% and 23.48%, respectively.

Impact  of  Accounting  Pronouncements  and  Regulatory  Policies
     Disclosure About Segments. SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, issued in June, 1997, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 became effective for the Company's fiscal year ended December 31, 1998, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provision of SFAS No. 131 did not have a material impact on the company. See Note 25 of Notes to the Consolidated Financial Statements.
     Accounting for Derivative Instruments and Hedging Activities. SFAS No 133, Accounting for Derivative Instruments and Hedging Activities issued in June, 1998, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires the recognition of all derivatives as either assets or liabilities in the balance sheet and requires those instruments to be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. SFAS No. 133 is effective for all fiscal quarters and fiscal years beginning after June 15, 1998. Initial application must be as of the beginning of a fiscal quarter or year. In June, 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date FASB Statement 133 an amendment of FASB Statement 133 which changed the effective date to fiscal years beginning after June 15, 2000. The adoption of the provisions of this statement is not expected to have a material impact on the Company.

Year  2000  Considerations.
     All systems have continued to operate properly during the days, weeks, and months of the new year and we do not anticipate any material Year 2000 problems in the future.

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

                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Quantitative  and  Qualitative  Disclosures  About  Market  Risk
     Quantitative Aspects of Market Risk. The principal market risk affecting the Company is risk associated with interest rate volatility ("interest rate risk"). The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk. Substantially all of the Company's interest rate risk is derived from the Bank's lending and deposit taking activities. This risk could result in reduced net income, loss in fair values of assets and/or increases in fair values of liabilities due to upward changes in interest rates.
     Qualitative Aspects of Market Risk. The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between assets and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Company's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and the selling of fixed-rate one-to-four family mortgage loans. In addition, the Company maintains an investment portfolio of U.S. Government and agency securities with contractual maturities of between zero and two years. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of its interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with primarily terms of up to four years.
     Interest Rate Sensitivity. The table below provides information about the Company's financial instruments at December 31, 1999, that are sensitive to changes in interest rates including off-balance sheet items. For financial instruments the table presents principle cash flows and related average interest rates by expected maturity dates with estimated fair values.
     Since this presentation is a snapshot of the financial instruments as of December 31, 1999, there are material limitations in not fully reflecting market risk exposures. The table does not consider the effects of interest rate changes on the embedded options on loans and deposit liabilities. Changes in interest rates may cause borrowers to exercise the option to prepay loans before the scheduled maturity. Depositors have the option to withdraw deposits before maturity, which is the case with certificate accounts or to withdraw funds anytime from accounts with no stated maturity such as savings accounts. This table also does not take into consideration the effects of reinvestment of maturing financial instruments. This presentation does not consider that all rate changes do not affect assets or liabilities in the same maturity range by equal amounts. When interest rates change, all rates do not change in equal amounts nor do they change at the same time. Some financial instruments have indefinite maturities. That is to say that some assets and some significant liabilities do not have clear maturities.
     As of December 31, 1999, the Company's greatest exposure would be to rising rates. The Company has more liabilities maturing than assets during the one year time frame which can increase the cost of deposits faster than yields on assets would increase.



                    CAVALRY BANCORP, INC.  1999 ANNUAL REPORT

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                     (Continued)

                                              After 3
                            Within     One     Years    After
                            One       Year To  To 5  5 Years To Beyond 10
                            Year      3 Years  Years   10 Years  Years    Total  Fair Value
------------------------------------------------------------------------------------------
                                         (Dollars  in  thousands)
Interest-Sensitive Assets:
Fixed rate loans . . . . .  $ 55,394  $37,045  $55,288  $ 7,504  $ 4,671  $159,902
Average Rate . . . . . . .     9.003    8.944    8.335   10.605    7.607     8.793
Adjustable rate loans. . .    50,717   14,595    6,809    8,375   36,298   116,794
Average Rate . . . . . . .     8.728    8.548    8.564    7.648    7.646     8.282
                           ----------------------------------------------------------------
Total loans. . . . . . . .   106,111   51,640   62,097   15,879   40,969   276,696  274,739

Adjustable rate
Mortgage-backed securities        20       44       50      155      382       651      645
Average Rate . . . . . . .     6.338    6.340    6.344    6.349    6.390     6.372

Fixed rate
Investments and other
interest-earning assets. .    47,964        -        -        -        -    47,964   47,964
Average Rate . . . . . . .     5.530        -        -        -        -     5.530

Adjustable rate
Investments and other
interest-earning deposits.    33,379        -        -        -        -    33,379   33,379
Average Rate . . . . . . .     4.974        -        -        -        -     4.974

FHLB Stock . . . . . . . .     1,878        -        -        -        -     1,878    1,878
Average Rate . . . . . . .     7.000        -        -        -        -     7.000
                             --------------------------------------------------------------
Total Interest-Sensitive
 Assets. . . . . . . . . .   189,352   51,684   62,147   16,034   41,351   360,568
                             ==============================================================
Interest-Sensitive Liabilities:
Deposits with no stated maturity
Now accounts . . . . . . .     9,294   18,589   18,589        -        -    46,472   46,472
Average Rate . . . . . . .     1.208    1.208    1.208        -        -     1.208
Savings accounts . . . . .     2,604    5,207    5,206        -        -    13,017   13,017
Average Rate . . . . . . .     1.236    1.236    1.236        -        -     1.236
Money Market . . . . . . .    12,760   25,519   25,517        -        -    63,796   63,796
Average Rate . . . . . . .     4.035    4.035    4.035        -        -     4.035

Fixed rate
Certificate accounts . . .   123,601   17,708    7,287       80       97   148,773
Average Rate . . . . . . .     5.426    5.601    5.717    5.500    5.750     5.462
Adjustable rate
Certificate accounts . . .     2,090       89        -        -        -     2,179
Average Rate . . . . . . .     5.776    4.800        -        -        -     5.208
                             --------------------------------------------------------------
Total Certificate accounts   125,691   17,797    7,287       80       97   150,952  151,531
Adjustable Rate Borrowings    45,000        -        -        -        -    45,000   45,000
                               7.375        -        -        -        -     7.375
                             --------------------------------------------------------------
Total Interest-Rate
 Liabilities . . . . . . .   195,349   67,112   56,599       80       97   319,237
                             ==============================================================
Off-Balance Sheet Items:
Commitments to extend credit  51,243                                                 51,243
Average Rate . . . . . . .     8.570
Unused lines of credit . .    36,360                                                 36,360
Average Rate . . . . . . .     9.190

[Letterhead of Rayburn, Betts & Bates, P.C.]





                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





Board  of  Directors
Cavalry  Bancorp,  Inc.
Murfreesboro,  Tennessee


We have audited the accompanying consolidated balance sheets of Cavalry Bancorp, Inc. and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


     Rayburn, Betts & Bates, P.C.


Nashville,  Tennessee
January  18,  2000

                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                    1999       1998
                                                                    ---------  --------
---------------------------------------------------------------------------------------
Assets
Cash (note 2)                                                      $ 20,043    12,110
Interest-bearing deposits with other financial institutions          74,379    41,078
                                                                  ---------  --------
Cash and cash equivalents                                            94,422    53,188
Investment securities available-for-sale (note 3)                     6,964    46,505
Mortgage-backed securities held to maturity (note 4)                    651       959
Loans held for sale, at estimated fair value (note 5)                 4,485    10,923
Loans receivable, net (notes 5 and 10)                              272,211   237,547
Accrued interest receivable:
  Loans, net of allowance for delinquent interest of
    $10 and $3 in 1999 and 1998, respectively                         1,731     1,497
  Investment securities                                                  48       872
  Mortgage-backed securities held to maturity                             5         7
Office properties and equipment, net (note 6)                         9,892     8,782
Required investment in stock of Federal Home Loan Bank,
 at cost (note 7)                                                     1,878     1,751
Deferred tax asset, net (note 12)                                     1,268     1,401
Real estate acquired in settlement of loans                             166        80
Other assets (note 8)                                                 1,698     1,380
                                                                   --------  --------
Total assets                                                       $395,419   364,892
                                                                  =========  ========
Liabilities and Equity
Liabilities:
  Deposits (note 9)                                                $308,929   266,032
  Borrowings (note 11)                                               45,000         -
  Accrued interest payable                                              507       285
  Advance payments by borrowers for property taxes and insurance        178       237
  Income taxes payable (note 12)                                        482     1,484
  Accrued expenses and other liabilities (note 13)                    1,558     1,673
                                                                  ---------  --------
Total liabilities                                                   356,654   269,711
                                                                  ---------  --------
Equity (notes 14, 15 and 16):
Preferred stock, no par value:
Authorized - 250,000 shares; none
issued or outstanding at:
December 31, 1999 and 1998                                                -         -
Common stock, no par value:
Authorized - 49,750,000 shares; issued and
outstanding:  7,104,801 and 7,161,337 shares
at December 31, 1999 and 1998, respectively                          10,972    65,705
Retained earnings                                                    37,194    35,037
Unearned restricted stock                                            (4,380)        -
Unallocated ESOP shares                                              (5,019)   (5,612)
Accumulated other comprehensive
income (loss), net of taxes                                              (2)       51
                                                                   ---------  --------
Total equity                                                          38,765    95,181
                                                                   ---------  --------
Total liabilities and equity                                        $395,419   364,892
                                                                   =========  ========

Commitments and contingencies (notes 2, 13 and 21)



See accompanying notes to consolidated financial statements.

                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            1999       1998    1997
                                                      ----------  ---------  ------

Interest and dividend income:
  First mortgage loans . . . . . . . . . . . . . . .  $   11,131     11,488  12,429
  Other loans. . . . . . . . . . . . . . . . . . . .      12,560     10,313   7,861
  Investment securities. . . . . . . . . . . . . . .       2,210      1,936     604
  Deposits with other financial institutions . . . .       2,068      2,790     952
  Mortgage-backed securities held to maturity. . . .          39         69      93
                                                      ----------  ---------  ------

Total interest and dividend income . . . . . . . . .      28,008     26,596  21,939
                                                      ----------  ---------  ------

Interest expense - deposits (note 9) . . . . . . . .       9,982      9,594   9,289

Interest expense - borrowings. . . . . . . . . . . .         148          -       -
                                                      ----------  ---------  ------

Total interest expense . . . . . . . . . . . . . . .      10,130      9,594   9,289
                                                      ----------  ---------  ------
Net interest income. . . . . . . . . . . . . . . . .      17,878     17,002  12,650

Provision for loan losses (note 5) . . . . . . . . .         991        452     700
                                                      ----------  ---------  ------

Net interest income after provision for loan losses.      16,887     16,550  11,950
                                                      ----------  ---------  ------

Non-interest income:
Servicing income . . . . . . . . . . . . . . . . . .         219        374     506
Gain on sale of real estate acquired in
  settlement of loans. . . . . . . . . . . . . . . .           3          2       2
Gain on sale of loans, net . . . . . . . . . . . . .       2,245      2,266   1,126
Deposit servicing fees and charges . . . . . . . . .       2,002      1,512   1,173
Trust service fees . . . . . . . . . . . . . . . . .         936        795     649
Other operating income . . . . . . . . . . . . . . .         243        277     205
                                                      ----------  ---------  ------

Total non-interest income. . . . . . . . . . . . . .       5,648      5,226   3,661
                                                      ----------  ---------  ------

Non-interest expenses:
Compensation, payroll taxes and
  fringe benefits (note 13). . . . . . . . . . . . .      10,539      7,094   5,808
Occupancy expense. . . . . . . . . . . . . . . . . .         728        759     550
Supplies, communications and other
  office expenses. . . . . . . . . . . . . . . . . .         855        823     675
Federal insurance premiums (note 20) . . . . . . . .         153        146     112
Advertising expense. . . . . . . . . . . . . . . . .         297        229     233
Equipment and service bureau expense . . . . . . . .       2,378      2,301   2,005
Loss on sale of office properties
 and equipment. . . . . . . . . . . . . . . . . . . .          -         21       -
Other taxes. . . . . . . . . . . . . . . . . . . . .         393        350     402
Other operating expenses . . . . . . . . . . . . . .       1,042        758     713
                                                      ----------  ---------  ------

Total non-interest expenses. . . . . . . . . . . . .      16,385     12,481  10,498
                                                      ----------  ---------  ------

Income before income tax expense . . . . . . . . . .       6,150      9,295   5,113

Income tax expense (note 12) . . . . . . . . . . . .       2,681      3,598   1,911
                                                      ----------  ---------  ------

Net income . . . . . . . . . . . . . . . . . . . . .  $    3,469      5,697   3,202
                                                      ==========  =========  ======

Basic earnings per share (note 17) . . . . . . . . .  $     0.52       0.83  N/A
                                                      ==========  =========  ======
Weighted average shares outstanding. . . . . . . . .   6,641,040  6,908,959  N/A
                                                      ==========  =========  ======

See accompanying notes to consolidated financial statements.

                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


                                                     1999     1998     1997
                                                     ----     ----     ----
Net  income                                        $3,469    5,697    3,202

Other comprehensive income, net of tax (note 24):
Unrealized gain (loss) on investment securities
  available-for-sale                                  (53)      56       (5)
                                                      ---       --       --
Comprehensive  income                              $3,416    5,753    3,197
                                                    =====    =====    =====

See accompanying notes to consolidated financial statements.

                     CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


                                                                         Accumulated
                                                        Unearned  Unal-   Other
                                                          Re-    located  Compre-
                             Common   Common  Retained  stricted   ESOP   hensive     Total
                             Shares   Stock    Earnings   Stock  Shares  Income(Loss) Equity
                             -------  -------   --------  ------  -------- --------   ------
Balance, December 31, 1996.        -   $     -    27,250       -         -       -   27,250
Net income. . . . . . . . .        -         -     3,202       -         -       -    3,202
Change in valuation
   allowance for
   investment securities
   available-for-sale,
   net of income
   taxes of $3. . . . . . .        -         -         -       -        -       (5)      (5)
                             -------   -------     ------    ----   ------     -----  ------
Balance December 31, 1997 .        -         -    30,452       -        -       (5)  30,447
Net income. . . . . . . . .        -         -     5,697       -        -        -    5,697
Change in valuation
   allowance for
   investment securities
    available- for-sale,
    net of income
    taxes of $30. . . . . .        -         -         -       -        -       56       56
Issuance of common stock. . 7,538,250   73,816         -       -   (6,031)       -   67,785
ESOP shares committed
 for release (note 14). . .        -       467         -       -      419        -      886

Purchase and
 retirement of
 common stock (note 15) . .  (376,913)  (8,578)        -       -        -        -   (8,578)
Dividends ($0.15 per share)         -        -    (1,112)      -        -        -   (1,112)
                             --------   -------    -------  -----   ------     -----  ------
Balance, December 31, 1998. 7,161,337   65,705    35,037       -   (5,612)      51   95,181
Net income. . . . . . . . .         -        -     3,469       -        -        -    3,469
Change in valuation
 allowance for
   investment securities
   available-for-sale,
   net of income
   taxes of $32 . . . . . .         -   $    -         -       -        -      (53)     (53)
Issuance of common
   stock for MRP (note 14).   301,530    6,747         -  (6,747)       -        -        -
ESOP shares committed
   for release (note 14). .         -      671         -       -      593        -    1,264
Purchase and
   retirement of common
   stock (note 15). . . . .  (358,066)  (8,865)        -       -        -        -   (8,865)
Dividends
  ($0.20 per share) . . . .         -        -    (1,312)      -        -        -   (1,312)
Deferred MRP shares
  earned (note 14). . . . .         -        -         -   2,367        -        -    2,367
Cash distribution
  ($7.50 per share) . . . .         -  (53,286)        -       -        -        -  (53,286)
                             --------   ------- --------  -------  -------  ------  ------
Balance, December 31, 1999.  7,104,801 $10,972    37,194  (4,380)  (5,019)     (2)   38,765
                             =========  ======  ========  =======  =======  ======  =======

See accompanying notes to consolidated financial statements.

                    CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


                                                         1999       1998     1997
----------------------------------------------------------------------------------
Operating activities:
Net income. . . . . . . . . . . . . . . . . . . . .   $ 3,469      5,697     3,202
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Provision for loan losses . . . . . . . . . . .        991        452       700
   Gain on sales of real estate acquired
    in settlement of loans, net  . . . . . . . . .         (3)        (2)       (2)
   Gain on sales of loans, net . . . . . . . . . .     (2,245)    (2,266)   (1,126)
   Loss on sale of office properties
    and equipment . . . . . . . . . . . . . . . . .         -         21         -
   Depreciation and amortization on
    office properties and equipment . . . . . . . .     1,101      1,207     1,078
   Allocation of ESOP shares at fair value .  . . .     1,264        886         -
   Compensation expense recognized
    on restricted stock . . . . . . . . . . . . . .     2,367          -         -
   Net amortization (accretion) of
    investment and mortgage-backed
    securities premiums and discounts . . . . . . .      (112)       (96)       42
   Amortization of deferred loan
    origination fees. . . . . . . . . . . . . . . .    (1,035)    (1,209)   (1,090)
   Loan fees collected  . . . . . . . . . . . . . .     1,047      1,272     1,097
   Deferred income tax expense (benefit). . . . . .       133       (233)     (413)
   Proceeds from sales of loans . . . . . . . . . .   121,735    120,761    70,511
   Origination of loans held for sale . . . . . . .  (113,052)  (124,563)  (68,987)
   Decrease (increase) in accrued
    interest receivable . . . . . . . . . . . . . .       592       (652)     (278)
   Increase in other assets . . . . . . . . . . . .      (318)      (416)     (416)
   (Decrease) increase in accrued interest payable.       222        (43)       64
   Stock dividends on Federal Home
    Loan Bank stock . . . . . . . . . . . . . . . .      (127)      (120)     (112)
   (Decrease) increase in accrued expenses
    and other liabilities . . . . . . . . . . . . .       (81)      (508)      293
   Increase (decrease) in income taxes payable  . .    (1,002)       485       (90)
                                                     ------------------------------
   Net cash provided by operating activities  . . .    14,946        673     4,473
                                                     ------------------------------
Investing activities:
  Increase in loans receivable, net . . . . . . . .   (35,750)   (25,195)  (13,084)
  Principal payments on mortgage
   backed securities held to maturity . . . . . . .       297        331       117
  Proceeds from the sales of branch and
   office properties and equipment  . . . . . . . .         -        203        82
  Purchases of investment securities
   available-for-sale. . .  . . . . . . . . . . . .   (41,920)   (70,295)  (10,121)
  Purchases of investment securities
   held to maturity. . . . . . . . . . . . . . . .         -     (3,940)        -
  Proceeds from maturities of investment securities    81,500     39,700     6,000
  Purchases of office properties and equipment. . .    (2,211)    (2,141)   (3,029)
  Proceeds from sale of real estate acquired
   through foreclosure .  . . . . . . . . . . . . .         -         34         -
                                                     ------------------------------
 Net cash provided by (used in) investing
   activities.  . . . . . . . . . . . . . . . . . .     1,916    (61,303)  (20,035)
                                                     ------------------------------

See accompanying notes to consolidated financial statements.



                    CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


                                                         1999       1998     1997
----------------------------------------------------------------------------------
Financing activities:
  Net increase in deposits. . . . . . . . . . . . .    42,897     17,765    33,734
  Borrowing . . . . . . . . . . . . . . . . . . . .    45,000          -         -
  Net decrease in advance payments by borrowers
   for property taxes and insurance . . . . . . . .       (59)       (58)      (33)
  Issue of common stock . . . . . . . . . . . . . .         -     69,352         -
  Cash distribution . . . . . . . . . . . . . . . .   (53,286)         -         -
  Retirement of common stock. . . . . . . . . . . .    (8,865)    (8,578)        -
  Stock issuance costs. . . . . . . . . . . . . . .         -     (1,567)        -
  Dividends paid. . . . . . . . . . . . . . . . . .    (1,315)      (754)        -
                                                     ------------------------------
  Net cash provided by financing activities . . . .    24,372     76,160    33,701
                                                     ------------------------------
Increase in cash and cash equivalents . . . . . . .    41,234     15,530    18,139
Cash and cash equivalents, beginning of year. . . .    53,188     37,658    19,519
                                                     ------------------------------
Cash and cash equivalents, end of year. . . . . . .   $94,422     53,188    37,658
                                                     ==============================
Supplemental Disclosures of Cash
  Flow Information:
Payments during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . .   $ 9,908      9,637     9,225
                                                     ==============================
  Income taxes. . . . . . . . . . . . . . . . . . .   $ 3,550      3,608     2,535
                                                     ==============================

Supplemental Disclosures of Noncash
   Investing and Financing Activities:
  Foreclosures and in substance
   foreclosures of loans during year  . . . . . . .   $    86        112         -
                                                     ==============================
  Interest credited to deposits . . . . . . . . . .   $ 3,827      3,690     2,902
                                                     ==============================
  Net unrealized gains (losses) on investment
   securities available for sale  . . . . . . . . .   $   (85)        86        (8)
                                                     ==============================
  Increase in deferred tax asset (liability) related
   to unrealized gain (loss) on investments . . . .   $    32        (30)        3
                                                     ==============================
Issue of common stock funded by
 subscription escrow accounts . . . . . . . . . . .   $     -     36,532         -
                                                     ==============================
Issue of common stock funded by
 deposit accounts.  . . . . . . . . . . . . . . . .   $     -     32,820         -
                                                     ==============================
Issue of common stock to ESOP . . . . . . . . . . .   $     -      6,031         -
                                                     ==============================
Issue of common stock to MRP. . . . . . . . . . . .   $ 6,747          -         -
                                                     ==============================
Dividends declared and payable. . . . . . . . . . .   $   355        358         -
                                                     ==============================


See accompanying notes to consolidated financial statements.

                   CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)


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

               Subscription  escrow  accounts               $36,532
               Deposit  account  withdrawals                 32,820
               Note  receivable  from  ESOP                   6,031
                                                            -------
               Gross  proceeds                              $75,383
                                                            =======

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

                   CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)


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

                   CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)

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

Advertising
The  Company  expenses  the  production  cost  of  advertising  as  incurred.

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

The Corporation and the Bank file separate federal income and combined state franchise and excise tax returns. All taxes are accrued on a separate entity basis.

Fair  Values  of  Financial  Instruments
SFAS 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by

                   CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)

the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Fair value estimates are made at a point in time, based on relevant market information and information about the financial instrument. Accordingly, such estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following are the more significant methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values, because they mature within 90 days or less and do not present credit risk concerns.

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

                   CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)

Effect  of  New  Accounting  Pronouncements
In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative. The statement is effective for fiscal years beginning after June 15, 1999. In June, 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement 133 which changed the effective date to fiscal years beginning after June 15, 2000. The adoption of the provisions of this statement is not expected to have a material impact on the Company.

Reclassification
Certain December 31, 1998 and 1997 amounts have been reclassified to conform to the December 31, 1999 presentation.

 (2)     Cash:
The Company is required to maintain cash on hand or in the Federal Reserve Bank account for various regulatory purposes. During 1999 and 1998, such required cash averaged approximately $4,189,000 and $2,654,000, respectively.

 (3)     Investment  Securities  Available-for-Sale:
The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 1999 and 1998, are as follows:

                                                December  31,  1999
                                     ---------------------------------------
                                                 Gross       Gross  Estimated
                                     Amortized Unrealized Unrealized   Fair
                                        Cost     Gains       Losses    Value
-----------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of  U.S.
  Government  agencies               $ 6,968    $   4        $ 8     $ 6,964
                                     ========================================


                                                December  31,  1998
                                     ---------------------------------------
                                                 Gross       Gross  Estimated
                                     Amortized Unrealized Unrealized   Fair
                                        Cost     Gains       Losses    Value
-----------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of  U.S.
  Government  agencies               $46,424   $  88        $ 7     $46,505
                                     =======================================

     The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 1999, by contractual maturity, are shown below.

                                                                   Estimated
                                                      Amortized       Fair
                                                          Cost         Value
-----------------------------------------------------------------------------
U.S.  Treasury  securities  and  obligations
  of  U.S.  Government  agencies:
     Maturing  within  one  year                      $ 6,968         6,964
                                                      ======================

     The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 1998, by contractual maturity, are shown below.

                                                                    Estimated
                                                     Amortized         Fair
                                                       Cost           Value
-----------------------------------------------------------------------------
U.S.  Treasury  securities  and  obligations
  of  U.S.  Government  agencies:
     Maturing  within  one  year                    $  46,424          46,505
                                                     ========================

                   CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)


At December 31, 1999 and 1998, investment securities with amortized cost values of $1,999,000 and $2,008,000, respectively, were pledged as collateral as permitted or required by law.

There were no sales of investment securities available-for-sale in the years ended December 31, 1999, 1998, and 1997.

(4)   Mortgage-backed  Securities  Held  to  Maturity:
The amortized cost and estimated fair values of mortgage-backed securities held to maturity at December 31, 1999 and 1998, are as follows:


                                                December  31,  1999
                                     ---------------------------------------
                                                 Gross       Gross  Estimated
                                     Amortized Unrealized Unrealized   Fair
                                        Cost     Gains       Losses    Value
-----------------------------------------------------------------------------
Mortgage-backed  securities:
 FHLMC                              $  210          -          1       209
 FNMA                                  441          -          5       436
                                     ----------------------------------------
 Total mortgage-backed securities
      held  to  maturity            $  651          -          6       645
                                     ========================================


                                                December  31,  1998
                                     ---------------------------------------
                                                 Gross       Gross  Estimated
                                     Amortized Unrealized Unrealized   Fair
                                        Cost     Gains       Losses    Value
-----------------------------------------------------------------------------
Mortgage-backed  securities:
  FHLMC                             $  254          2          1          255
  FNMA                                 705          5          2          708
                                     -----------------------------------------
 Total mortgage-backed securities
      held  to  maturity            $  959          7          3          963
                                     ========================================

As of December 31, 1999, mortgage-backed securities held to maturity had contractual maturity dates of greater than ten years.

There were no sales of mortgage-backed securities held to maturity in the years ended December 31, 1999, 1998, and 1997.

 (5) Loans  Held-for-Sale,  Net  and  Loans  Receivable,  Net:
Loans  held  for  sale,  net  are  summarized  as  follows:

                                              1999         1998
--------------------------------------------------------------------------------
One-to-four  family  loans                 $ 4,485      $ 10,923
                                           =====================
 Total  loans  held  for  sale,  net       $ 4,485      $ 10,923
                                           =====================

The Company originates most fixed rate loans for immediate sale to the Federal Home Loan Mortgage Corporation (FHLMC) or other investors. Generally, the sale of such loans is arranged at the time the loan application is received through commitments.

                   CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)



Loans receivable, net at December 31, 1999 and 1998, consisted of the following:

Loans  secured  by  first  mortgages  on  real  estate:

                                                            1999     1998
--------------------------------------------------------------------------------

   One-to-four  family                                 $ 60,261     75,554
     Multi-family                                           780      1,125
     Land                                                40,645     15,367
     Commercial  real  estate                            71,419     52,516
     Construction  and  development                      69,421     84,900
                                                        -------    -------
       Total  first  mortgage  loans                    242,526    229,462

   Second  mortgage  loans                                4,788      3,790
   Commercial  loans                                     36,456     30,213
   Consumer  loans                                       49,090     41,107
                                                        -------    -------
                                                        332,860    304,572

Less:
  Loans  in  process                                     51,243     52,098
  Allowance  for  loan  losses                            4,136      3,231
  Deferred  loan  fees,  net                                785        773
  Loans  held  for  sale                                  4,485     10,923
                                                        -------    -------
     Loans  receivable,  net                          $ 272,211    237,547
                                                      ====================

Loans are presented net of loans serviced for the benefit of others totaling approximately $124.1 million, $124.9 million and $116.0 million at December 31, 1999, 1998 and 1997, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow amounts, disbursing payments to investors and foreclosure processing.

Impaired loans and related valuation allowance amounts at December 31, 1999 and 1998 were as follows:

                                                      1999           1998
--------------------------------------------------------------------------------
Recorded  investment                               $  3,623          1,340
Valuation  allowance                               $    553            204

The average recorded investment in impaired loans for the years ended December 31, 1999 and 1998 was $1,492,000 and $700,000, respectively.

Activity  in  the  allowance  for  loan  losses,  consisted  of  the  following:

                                          1999           1998          1997
--------------------------------------------------------------------------------
Balance  at  beginning  of  period     $ 3,231          2,804          2,123
Provision  for  loan  losses               991            452            700
Recoveries                                  16             29             30
Charge-offs                               (102)           (54)           (49)
                                     ------------------------------------------
Balance  at  end  of  period           $ 4,136          3,231          2,804
                                     ==========================================

Non-accrual loans totaled approximately $333,000 and $107,000 at December 31, 1999 and 1998, respectively. Interest income foregone on such loans was approximately $20,300, $12,400 and $9,500 during the years ended December 31, 1999, 1998 and 1997, respectively. The Company is not committed to lend additional funds to borrowers whose loans have been placed on a non-accrual basis.

Loans  in  arrears  three  months  or  more  were  as  follows:

                                         Amount     %  of  loans
          ----------------------------------------------------------
          December  31,  1999          $   -            0.00%
                                      ===========================
          December  31,  1998          $  66            0.02%
                                      ===========================

                   CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)


The Company originates loans to officers and directors at terms substantially identical to those available to other borrowers. Mortgage and consumer loans to officers and directors at December 31, 1999 and 1998 were approximately $3,155,000 and $1,753,000, respectively. At December 31, 1999 funds committed that were undisbursed to officers and directors approximated $2,100,000.

The following summarizes activity of these loans for the year ended December 31, 1999:

      Balance  at  beginning  of  period                    $1,753
      New  loans                                             9,291
      Principal  repayments                                 (7,889)
                                                             ------
      Balance  at  end  of  period                          $3,155
                                                             =====

 (6)     Office  Properties  and  Equipment,  Net:
Office properties and equipment, less accumulated depreciation, consisted of the following at December 31, 1999 and 1998:

                                              1999          1998
--------------------------------------------------------------------------------
Land                                      $  2,904          2,904
Office  buildings                            4,897          4,891
Furniture,  fixtures,  and  equipment        6,547          6,037
Leasehold  improvements                        293            286
Automobiles                                    176            138
Construction  in  process                    1,654              4
                                          ---------------------------
                                            16,471         14,260
Less  accumulated  depreciation              6,579          5,478
                                          ---------------------------
 Office properties and equipment, net     $  9,892          8,782
                                          ===========================

 (7)     Required  Investment  in  Stock  of  Federal  Home  Loan  Bank:
The Bank is a member of the Federal Home Loan Bank (FHLB). As a member of this system, the Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Cincinnati in an amount equal to the greater of 1% of residential mortgage loans and mortgage-backed securities, or .3% of total assets of the Bank. At December 31, 1999, no additional investments are required. No ready market exists for the stock, and it has no quoted market value, but may be redeemed for face value by the FHLB if the Bank withdraws its membership. Accordingly, this investment is carried at the Bank's historical cost.

 (8)     Mortgage  Servicing  Rights:
An analysis of the activity for originated mortgage servicing rights is as follows:

Balance,  December  31,  1997                        $  212
  Originations                                          664
  Amortization                                         (207)
                                                       -----
Balance,  December  31,  1998                           669
Originations                                            323
Amortization                                           (321)
                                                       -----
Balance,  December  31,  1999                        $  671
                                                      ======


 (9)     Deposits:
Savings,  demand,  and  time deposit account balances are summarized as follows:

                                                    December  31,  1999
                                                     -------------------
                                                    Weighted
Type  of  Account                                 Average Rate    Amount
--------------------------------------------------------------------------
Personal  accounts                                    -  %       $ 34,692
NOW  accounts                                       1.23           46,472
Savings  accounts                                   1.24           13,017
Certificates  of  deposit                           5.47          150,952
Money  market  accounts                             4.04           63,796
                                                                 --------
                                                                 $308,929
                                                                 ========

                   CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)



                                              December  31, 1998
                                            ------------------------
                                          Weighted
Type  of  Account                       Average Rate      Amount
---------------------------------------------------------------------
Personal  accounts                             -  %      $39,088
NOW  accounts                               1.00          35,628
Savings  accounts                           1.72          13,591
Certificates  of  deposit                   5.27         125,259
Money  market  accounts                     4.06          52,466
                                                        --------
                                                        $266,032
                                                        ========

Scheduled  maturities  of  certificates  of  deposit  are  as  follows:

                                               December  31,  1999
                                         -------------------------------------
                                           Weighted
     Type  of  Account                   Average Rate   Amount   Percent
--------------------------------------------------------------------------------
1  year  or  less                              5.44%  $125,691     83.27%
Greater  than  1  year  through  2  years      5.56     14,352      9.51
Greater  than  2  years  through  3  years     5.76      3,445      2.28
Greater  than  3  years  through  4  years     5.51      5,060      3.35
Greater  than  4  years  through  5  years     5.52      2,227      1.48
Thereafter                                     5.64        177      0.11
                                                      ------------------
                                                      $150,952    100.00%
                                                      ==================


                                                 December  31,  1998
                                         --------------------------------------
                                             Weighted
Type  of  Account                          Average  Rate     Amount     Percent
--------------------------------------------------------------------------------
1  year  or  less                              5.18%      $  99,565       79.49%
Greater  than  1  year  through  2 years       5.48          15,475       12.35
Greater  than  2  years  through  3  years     5.37           1,505        1.20
Greater  than  3  years  through  4  years     5.87           3,153        2.52
Greater  than  4  years  through  5  years     5.78           5,561        4.44
                                                              -----------------
                                                          $ 125,259      100.00%
                                                            ===================

Certificates of deposit in excess of $100,000 were approximately $39.4 million and $27.5 million at December 31, 1999 and 1998, respectively.

The FDIC insures deposits of account holders up to $100,000 per insured depositor. To provide for this insurance, the Bank must pay a risk-based annual assessment which considers the financial soundness of the institution and capitalization level (note 20). At December 31, 1999, the Bank was assessed at the FDIC's lowest assessment level, as a well capitalized institution.

Interest expense on deposit balances for the years ended is summarized as follows:

                                          1999         1998         1997
--------------------------------------------------------------------------------
Savings  accounts                       $  184          423          302
Money  market and NOW accounts           2,885        2,364        1,955
Certificates  of  deposit                6,913        6,807        7,032
                                         -------------------------------
                                        $9,982        9,594        9,289
                                         ===============================

(10)     Advance  from  the  Federal  Home  Loan  Bank:
         ---------------------------------------------
As of December 31, 1999 and 1998, no funds are owed to the Federal Home Loan Bank of Cincinnati (FHLB). Available advances were $15,000,000 at December 31,
1999 and are secured by a blanket agreement to maintain residential first mortgage loans with a principal value of 150% of the outstanding advances and has a variable interest rate.

By pledging additional residential first mortgage loans, the Company can increase its borrowings from the FHLB to $37,562,000 at December 31, 1999.

                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)


(11)     Short-Term  Borrowings:
At December 31, 1999, the Company had outstanding a $45 million note payable to a commercial bank. The note, dated December 16, 1999, bearing interest at prime rate minus 1.125%, was due on June 16, 2000. All of the outstanding stock of the Bank was pledged as collateral on the loan. The note was paid in full on January 19, 2000.

(12)     Income  Taxes:
The  components  of  income  tax  expense  (benefit)  are  as  follows:

                                        1999           1998           1997
--------------------------------------------------------------------------------
Current  income  tax  expense:
  Federal                             $ 2,139          3,286          1,991
  State                                   409            545            333
                                       ----------------------------------------
   Total current income tax expense     2,548          3,831          2,324
                                       ----------------------------------------
Deferred income tax expense (benefit):
  Federal                                 119           (193)          (392)
  State                                    14            (40)           (21)
                                       ----------------------------------------
   Total deferred income tax
       expense (benefit)                  133           (233)          (413)
                                       ----------------------------------------
  Income tax expense                  $ 2,681          3,598          1,911
                                      =========================================

The following table presents a reconciliation of the provision for income taxes as shown in the consolidated statements of income, with that which would be computed by applying the statutory federal income tax rate of 34% to earnings before income taxes.

                                        1999               1998             1997
-------------------------------------------------------------------------------------
Tax expense at statutory rates     $2,091  34.0%     $3,160  34.0%     $1,738  34.0%
Increases (decrease) in taxes
  resulting  from:
     State income tax, net of
        federal  effect               279   4.5         333   3.6         206   4.0
    Nondeductible ESOP compensation   228   3.7         160   1.7           -     -
     Other,  net                       83   1.4         (55) (0.6)        (33) (0.6)
                                      ---   ---         ---- -----        ---- -----
     Total  income  tax  expense   $2,681  43.6%     $3,598  38.7%     $1,911  37.4%
                                   ======  ====      ======  ====      ======  ====


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

                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)


The tax effects of temporary differences that give rise to the significant portions of deferred tax asset and liabilities at December 31, 1999 and 1998, are as follows:

                                                          1999           1998
--------------------------------------------------------------------------------
Deferred  tax  assets:
     Loans  receivable, allowance for loan losses      $ 1,541          1,224
     Deferred  loan  fees                                  298            290
     Office  properties  and  equipment                      -            238
     Other                                                   1             13
                                                       ------------------------
          Total  deferred  tax  asset                    1,840          1,765
                                                       ------------------------
Deferred  tax  liabilities:
     FHLB  stock                                        $  410            362
     Other                                                 162              2
                                                       ------------------------
          Total  deferred  tax  liability                  572            364
                                                       ------------------------
          Net  deferred  tax  asset                    $ 1,268          1,401
                                                       ========================

SFAS 109, Accounting for Income Taxes, requires that the tax benefit of deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not." In accordance with SFAS 109, the realization of tax benefits of deductible temporary differences depends on whether the Company has sufficient taxable income within the carryback and carryforward period permitted by tax law to allow for utilization of the deductible amounts. Taxable income in the carryback period and estimates of taxable income in the carryforward period were expected to be sufficient to utilize such differences. As such, no valuation allowance was established at December 31, 1999, 1998 or 1997.

(13)     Employee  Benefit  Plans:
401(k) Plan - The Company sponsors a 401(k) plan, which is available to all employees who meet minimum eligibility requirements. Management has contributed 2% of employees' earnings to the Plan on the employees' behalf. Participants may generally contribute up to 15% of earnings, and, in addition, management will match employee contributions up to 3%. Expense related to Company contributions amounted to $213,000, $174,000 and $91,000 in the years ended
December  31,  1999,  1998  and  1997,  respectively.

Employee Stock Ownership Plan - The Cavalry Banking Employee Stock Ownership Plan "ESOP" is a noncontributory retirement plan adopted by the Company effective January 1, 1998 which includes all employees who meet minimum eligibility requirements. The ESOP acquired 603,060 shares of the Corporation's common stock in the Conversion at a price of $10 per share with proceeds of a loan from the Corporation in the amount of approximately $6,031,000. The Bank makes periodic cash contributions to the ESOP in an amount sufficient for the ESOP to make the scheduled payments under the note payable to the Corporation. In connection with the cash distribution (discussed in note 15), the ESOP received approximately $4.5 million on its shares of the Corporation's common stock. The ESOP purchased an additional 321,305 shares with the proceeds.

The note payable has a term of 12 years, bears interest at 8.5% and requires a level quarterly payment of principal and interest of approximately $202,000. The note is collateralized by the shares of common stock held by the ESOP.

As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants based upon compensation. Compensation expense is determined by multiplying the per share market price of the Corporation's stock at the time the shares are committed to be released by the number of shares to be released. The value of the released shares at cost is recorded as a deduction to common stock and the value of the released shares at market is recorded as an addition or deduction to unallocated ESOP shares. The Company recognized approximately $1,255,000 and $886,000 in compensation expense in the year ended December 31, 1999 and 1998, respectively, related to the ESOP of which approximately $593,000 and $419,000 reduced the cost of unallocated ESOP shares and $671,000 and $467,000 increased common stock on the balance sheet.

                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)

The cost of the unallocated shares is reflected as a reduction of equity. Unallocated shares are considered neither outstanding shares for computation of basic earnings per share nor potentially dilutive securities for computation of diluted earnings per share. Dividends on unallocated ESOP shares are reflected as a reduction in the note payable.

Shares released or committed to be released for allocation during the years ended December 31, 1999 and 1998 totaled 59,335 and 41,844, respectively. Shares remaining not released or committed to be released for allocation at December 31, 1999 and 1998 totaled 501,881 and 561,216, and had a market value of approximately $8,281,000 and $11,926,000, respectively.


(14)     Stock  Compensation  Plans:
Management Recognition Plan - On April 22, 1999, the Corporation's stockholders approved the Cavalry Bancorp, Inc. 1999 Management Recognition Plan ("MRP"). A maximum of 301,530 shares may be awarded under the MRP. The objective of the MRP is to reward performance and build the participant's equity interest in the Company by providing long-term incentives and rewards to officers, key employees and other persons who provide services to the Company and its subsidiaries. Shares of common stock awarded under the MRP vest in equal amounts over a five year period. In the event of a change in control of the Company, all shares will become fully vested at the election of the participant that is made within 60 days following such event. Compensation expense is determined by the value of the stock on the award date, recognized on a straight-line basis over the vesting period. Upon the granting of shares under the MRP, participants will be entitled to all voting and other stockholder rights related to the shares, including unvested shares. Participants may also receive dividends and other distributions with respect to such stock. Also, all such shares will be included in outstanding shares for the computation of basic earnings per share.

On April 22, 1999, 301,530 shares of stock were awarded and the closing price of the stock on that date was $22.375 per share which became the basis of recognizing compensation over the five-year period ending April 30, 2004. Total compensation expense recognized for the MRP during 1999 was $2.4 million, comprised of a one-time nonrecurring charge for the special cash distribution (discussed in note 15) and vesting of shares.

Stock Option Plan - On April 22, 1999, the Corporation's stockholders approved the Cavalry Bancorp, Inc. 1999 Stock Option Plan ("SOP"). The SOP allows the granting to management and directors the option to purchase common stock of the Corporation ("options") aggregating to 753,825 shares. All employees and non-employee directors are eligible to participate in the SOP. Each option will have a term of 10 years and the exercise price of each option will not be less than the fair market value of the shares on the date of the grant. Options will vest in equal installments over a five-year period. In the event of a change in control of the Company, all options will become fully vested and immediately exercisable. If provision is not made for the assumption of the options in connection with the change of control, the SOP provides for cash settlement of any outstanding options.

No  options  had  been  granted  as  of  December  31,  1999.

(15)     Equity:
Liquidation  Account
At the time of the Conversion, the Bank established a liquidation account for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held before any distribution may be made to the Corporation with respect to the Bank's capital stock.

Dividends
The Corporation's sources of income and funds for dividends to its stockholders are earnings on its investments and dividends from the Bank. The Bank's primary regulator, the Office of Thrift Supervision ("OTS"), has regulations that impose certain restrictions on payment of dividends to the Corporation. Current regulations of the OTS allow the Bank (based upon its current capital level and supervisory status assigned by the OTS) to pay a dividend of up to 100% of net income to date during the calendar year plus the retained income for the preceding two years. Supervisory approval is not required, but 30 days prior notice to the OTS is required. Any capital distribution in excess of this amount would require supervisory approval. Capital distributions are

                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)

further restricted should the Bank's capital level fall below the fully phased-in capital requirements of the OTS. In no case will the Bank be allowed to make a capital distribution reducing equity below the required balance of the liquidation account. The Bank did not declare or pay dividends to the Corporation in the year ended December 31, 1999. On December 23, 1999, the
Corporation  paid  a  cash  distribution of $7.50 per share to its stockholders.

OTS regulations also place restrictions after the Conversion on the Corporation with respect to repurchases of its common stock. With prior notice to the OTS, the Corporation is allowed to repurchase its outstanding shares. During 1999, the Corporation requested and received regulatory approval to acquire 358,066 shares of its outstanding common stock. The shares were acquired for $8,865,000. During 1998, the Corporation requested and received regulatory approval to acquire 376,913 shares of its outstanding common stock. The shares were acquired for $8,578,000.

(16)     Regulatory  Matters:
The amounts for retained earnings and net income reported to the OTS agree to the amounts per the accompanying consolidated financial statements at December 31, 1999 and 1998, and for the years then ended.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established a capital based supervisory system of Prompt Corrective Action (PCA) for all insured depository institutions. The regulations adopted pursuant to FDICIA and effective December 19, 1992, established capital categories that determine the degree of supervisory PCA to which a depository institution could be subjected. The categories consist of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized". An institution is deemed to be "well capitalized" if (a) its risk-based capital ratio is 10% or greater, (b) its Tier 1 risk-based capital ratio is 6% or greater, and (c) its leverage ratio is 5% or greater. At December 31, 1999 the Bank was "well-capitalized."

When an insured depository institution's capital ratios fall below the "well-capitalized" level it becomes subject to a series of increasingly restrictive supervisory actions, to the point where a conservator or receiver must be designated for a "critically undercapitalized" institution unless certain certifications are made by the appropriate regulatory agencies. An institution is deemed to be "critically undercapitalized" if its ratio of Tier 1 capital to total assets is 2% or less. The following table presents the Bank's equity capital and regulatory capital ratios as of December 31, 1999 and December 31, 1998:


                                          December  31,  1999
                    ---------------------------------------------------------------
                                                                   Tier 1     Total
                                                       Core  1     risk-      risk-
                    Equity     Tangible    Tangible   leverage     based      based
                    capital     capital     equity     capital     capital    capital
                    -------     -------     ------     -------     -------    -------
Equity  capital     $ 79,210     79,210     79,210      79,210     79,210     79,210
Unrealized loss on
 investment securities
 available-for-sale        -          2          2           2          2          2
General  valuation
  allowances               -          -          -           -          -      4,136
                     ---------------------------------------------------------------
Regulatory capital
  measure           $ 79,210     79,212     79,212      79,212     79,212     83,348
                     ===============================================================
Total  assets       $390,357
                     =======
Adjusted total assets          $390,357   $390,361    $390,361
                                ==============================
Risk-weighted  assets                                            $355,026   355,026
                                                                  ==================
Capital  ratio        20.29%     20.29%     20.29%      20.29%      22.31%    23.48%
                     ===============================================================

                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)



(16)     Regulatory  Matters:  (continued)


                                         December  31,  1998
                         ---------------------------------------------------------
                                                                 Tier  1    Total
                                                        Core  1    risk-     risk-
                           Equity   Tangible  Tangible leverage    based     based
                          capital    capital   equity   capital   capital   capital
                          -------    ------    ------    ------   -------   -------
Equity  capital          $ 72,306  $ 72,306  $ 72,306  $ 72,306  $ 72,306  $ 72,306
Unrealized gain on
 investment securities
 available-for-sale             -       (34)      (34)      (34)      (34)      (34)
General  valuation
  allowances                    -         -         -         -         -     3,231
                         ----------------------------------------------------------
Regulatory capital
 measure                 $ 72,306    72,272    72,272    72,272    72,272    75,503
                         ==========================================================
Total  assets            $342,461
                         ========
Adjusted total assets               $342,461  341,487   341,487
                                    ===========================
Risk-weighted  assets                                            $312,987   312,987
                                                                 ==================
Capital ratio              21.11%    21.10%    21.16%    21.16%    23.09%    24.12%
                         ==========================================================



The Bank's management believes that at December 31, 1999, that the Bank meets all capital requirements to which it is subject.

(17)     Earnings  Per  Share:
Earnings per share ("EPS") for the year ended December 31, 1997 is not presented because no shares were issued or outstanding during that period.

For purposes of EPS calculations, shares issued in connection with the Conversion have been assumed to be outstanding as of January 1, 1998.

The Company had no potentially dilutive securities outstanding during the years ended December 31, 1999 and 1998; therefore, diluted EPS is the same as basic EPS.

(18)     Financial  Instruments  with  Off-Balance-Sheet  Risk:
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

At December 31, 1999 and 1998, unused lines of credit were approximately $36,360,000 and $30,645,000, respectively, with the majority having terms of one year for commercial and two to five years for consumer; outstanding letter of credit balances were approximately $7,520,000 and $7,184,000, respectively; and commitments to originate or purchase loans were approximately $51,243,000 and $52,098,000, respectively. The commitments to originate loans at December 31, 1999 were composed of variable rate loans of approximately $42,629,000 and fixed rate loans of approximately $8,614,000. The fixed rate loans had interest rates ranging from 6.75% to 8.50%. The commitments to originate loans at December 31, 1998 were composed of variable rate loans of approximately $40,210,000 and fixed rate loans of approximately $11,888,000. The fixed rate loans had interest rates ranging from 5.98% to 8.50%.

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

                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)

similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(19)     Fair  Value  of  Financial  Instruments:
Information about the fair value of the financial instruments in the consolidated balance sheets, which should be read in conjunction with Note 1 and certain other notes to the consolidated financial statements presented elsewhere herein, is set forth as follows :


                                               1999               1998
                                        ---------------------------------------
                                                Estimated            Estimated
                                         Carrying   Fair    Carrying   Fair
                                         Amount    Value    Amount    Value
--------------------------------------------------------------------------------
Financial assets:
Cash and cash equivalents . . . . . . .    94,422   94,422    53,188   53,188
Investment securities available-
   for-sale . . . . . . . . . . . . . .     6,964    6,964    46,505   46,505
Mortgage-backed securities held
   to maturity. . . . . . . . . . . . .       651      645       959      963
Loans receivable, net . . . . . . . . .   272,211  270,254   237,547  238,047
Loans held for sale . . . . . . . . . .     4,485    4,485    10,923   10,923
Accrued interest receivable . . . . . .     1,784    1,784     2,376    2,376
Required investment in stock of
   the Federal Home Loan Bank . . . . .     1,878    1,878     1,751    1,751
Financial liabilities:
Deposits with no stated maturity. . . .   157,977  157,977   140,773  140,773
Certificates of deposits. . . . . . . .   150,952  151,531   125,259  126,701
Borrowings. . . . . . . . . . . . . . .    45,000   45,000         -        -
Off-balance sheet assets (liabilities):
Unused lines of credit. . . . . . . . .         -        -         -        -
Standby letters of credit . . . . . . .         -        -         -        -
Commitments to extend credit. . . . . .         -        -         -        -

(20)     Federal  Insurance  Premiums:
The expense incurred by the Bank for the years ended December 31, 1999, 1998 and 1997 was $153,000 and $146,000 and $112,000, respectively.

(21)     Commitments  and  Contingencies:
In the normal course of the Company's business, there are outstanding various commitments and contingent liabilities that have not been reflected in the consolidated statements. In the opinion of management, the financial position of the Company will not be affected materially as a result of such commitments and contingent liabilities.

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

                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)

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

                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)

(22)     Condensed  Parent  Company  Only  Financial  Statements:
The following table presents the condensed balance sheets of the Corporation at December 31, 1999 and 1998, and the condensed statements of income and cash flows for the year ended (the Corporation was inactive from its inception on November 5, 1997 through the Conversion on March 16, 1998):

                                                          1999       1998
--------------------------------------------------------------------------------
Condensed Balance Sheet
Assets:
   Cash and cash equivalents. . . . . . . . . . . . . .    4,950     8,941
   Investments available-for-sale . . . . . . . . . . .        -    13,526
   Investment in Bank . . . . . . . . . . . . . . . . .   42,081    35,348
   Note receivable from Bank. . . . . . . . . . . . . .    5,316     5,767
   Other assets . . . . . . . . . . . . . . . . . . . .      112       130
                                                        -------------------
    Total assets. . . . . . . . . . . . . . . . . . . .  $52,459    63,712
                                                        ===================
Liabilities and Stockholders' Equity:
   Borrowings . . . . . . . . . . . . . . . . . . . . .  $45,000         -
   Other liabilities. . . . . . . . . . . . . . . . . .      507       344
   Stockholders' equity . . . . . . . . . . . . . . . .    6,952    63,368
                                                        -------------------
   Total liabilities and stockholders' equity . . . . .  $52,459    63,712
                                                        ===================
Condensed Income Statement:

  Interest income . . . . . . . . . . . . . . . . . . .  $ 1,343     1,656
  Interest expense. . . . . . . . . . . . . . . . . . .      148         -
                                                        -------------------
  Net interest income . . . . . . . . . . . . . . . . .    1,195     1,656
  Noninterest expense . . . . . . . . . . . . . . . . .      476       294
                                                        -------------------
  Income before income taxes and equity in
   undistributed earnings of the Bank . . . . . . . . .      719     1,362
Provision for income taxes. . . . . . . . . . . . . . .      277       575
                                                        -------------------
Net income before equity in undistributed
   earnings of Bank . . . . . . . . . . . . . . . . . .      442       787
Equity in undistributed earnings of Bank. . . . . . . .    3,027     3,549
                                                        -------------------
   Net income . . . . . . . . . . . . . . . . . . . . .  $ 3,469     4,336
                                                        ===================
Condensed Statement of Cash Flows:
 Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . .  $ 3,469     4,336
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Equity in undistributed earnings of Bank . . . .   (3,027)   (3,549)
       Net accretion of investments available-
           for-sale and held to maturity. . . . . . . .       (1)     (113)
        Net change in other assets and liabilities. . .      194      (154)
                                                        -------------------
     Net cash provided by operating activities. . . . .      635       520

  Cash flows from investing activities:
   Investment in Bank . . . . . . . . . . . . . . . . .     (111)  (36,910)
   Purchases of investments available-for-sale. . . . .        -   (27,446)
   Purchase of investments held to maturity . . . . . .        -    (3,940)
   Maturities of investments available-for-sale . . . .   13,500    14,000
   Maturities of investments held to maturity . . . . .        -     4,000
   Collection on notes receivable from Bank . . . . . .      451       264
                                                        -------------------
    Net cash provided by (used in) investing activities   13,840   (50,032)
                                                        -------------------
  Cash flows from financing activities:
   Borrowings . . . . . . . . . . . . . . . . . . . . .   45,000         -
   Issue of common stock. . . . . . . . . . . . . . . .        -    69,352
   Retirement of common stock . . . . . . . . . . . . .   (8,865)   (8,578)
   Stock issuance costs . . . . . . . . . . . . . . . .        -    (1,567)
   Dividends paid . . . . . . . . . . . . . . . . . . .   (1,315)     (754)
   Cash distribution. . . . . . . . . . . . . . . . . .  (53,286)        -
                                                        -------------------
   Net cash (used in) provided by financing activities.  (18,466)   58,453
                                                        -------------------
   Net (decrease) increase in cash and cash equivalents   (3,991)    8,941
   Cash and cash equivalents at beginning of year . . .    8,941         -
                                                        -------------------
   Cash and cash equivalents at end of year . . . . . .  $ 4,950     8,941
                                                        ===================

                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)


(23)     Quarterly  Results  of  Operations:  (Unaudited)
         ----------------------------------
Summarized unaudited quarterly operating results for the years ended December 31,1999 and 1998 are as follows:


                                  First       Second      Third       Fourth
                                  Quarter     Quarter     Quarter     Quarter
--------------------------------------------------------------------------------
December 31, 1999:
   Interest income . . . . . . .  $    6,813  $    6,785  $    7,087  $    7,323
   Interest expense. . . . . . .       2,337       2,362       2,532       2,899
                                  ----------------------------------------------
   Net interest income . . . . .       4,476       4,423       4,555       4,424
   Provision for loan losses . .          89         423         132         347
                                  ----------------------------------------------
   Net interest income after
     provision for loan losses .       4,387       4,000       4,423       4,077
   Noninterest income. . . . . .       1,218       1,306       1,607       1,517
   Noninterest expense . . . . .       3,514       3,815       3,774       5,282
                                  ----------------------------------------------
   Income before income taxes. .       2,091       1,491       2,256         312
   Income taxes. . . . . . . . .         863         626         918         274
                                  ----------------------------------------------
   Net income. . . . . . . . . .  $    1,228  $      865  $    1,338  $       38
                                  ==============================================
   Basic earnings per
     share (note 17) . . . . . .  $     0.19  $     0.13  $     0.20  $     0.01
                                  ==============================================
   Weighted average shares
      outstanding (note 17). . .   6,607,533   6,781,294   6,580,643   6,595,487
                                  ==============================================


                                  First       Second      Third       Fourth
                                  Quarter     Quarter     Quarter     Quarter
--------------------------------------------------------------------------------
December 31, 1998:
   Interest income . . . . . . .  $    6,434  $    6,604  $    6,698  $    6,860
   Interest expense. . . . . . .       2,653       2,270       2,310       2,361
                                  ----------------------------------------------
   Net interest income . . . . .       3,781       4,334       4,388       4,499
   Provision for loan losses . .          54          81         173         144
                                  ----------------------------------------------
   Net interest income after
      provision for loan losses.       3,727       4,253       4,215       4,355
   Noninterest income. . . . . .       1,277       1,154       1,293       1,502
   Noninterest expense . . . . .       2,793       2,991       3,262       3,435
                                  ----------------------------------------------
   Income before income taxes. .       2,211       2,416       2,246       2,422
   Income taxes. . . . . . . . .         830         906         842       1,020
                                  ----------------------------------------------
   Net income. . . . . . . . . .  $    1,381  $    1,510  $    1,404  $    1,402
                                  ==============================================
   Basic earnings per share. . .  $     0.20  $     0.22  $     0.20  $     0.21
       (note 17)
                                  ==============================================
   Weighted average shares
      outstanding (note 17). . .   6,935,190   6,947,754   6,960,318   6,805,995
                                  ==============================================

                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)


(24)     Comprehensive  Income:
SFAS No. 130, Reporting Comprehensive Income, (SFAS 130),was adopted by the Company on January 1, 1998. SFAS 130 established standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the years ended December 31, 1999 and 1998 and 1997:


                                             Pre-Tax   (Expense)  Net of Tax
                                             Amount    Benefit    Amount
--------------------------------------------------------------------------------
December 31, 1999:
   Unrealized holding losses for the period  $  (85)    $  32     $  (53)
                                             -----------------------------------
                                             $  (85)    $  32     $  (53)
                                             ===================================

December 31, 1998:
   Unrealized holding gains for the period.  $   86     $ (30)    $   56
                                             -----------------------------------
                                             $   86     $ (30)    $   56
                                             ===================================

December 31, 1997:
   Unrealized holding losses for the period  $   (8)    $   3     $   (5)
                                             -----------------------------------
                                             $   (8)    $   3     $   (5)
                                             ===================================


(25)     Business  Segments
The Company's segments are identified by the products and services offered, principally distinguished as banking, trust and mortgage banking operations. Approximately 30% of mortgage banking revenues are derived each year from transactions with agencies of the U.S. government. In addition, one unrelated entity purchased approximately 50% of mortgage loans sold in 1999, 1998 and 1997.

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


                                           Mortgage
1999. . . . . . . . . . . . . .  Banking   Banking     Trust      Consolidated
--------------------------------------------------------------------------------
Interest revenue. . . . . . . .  $ 28,008          -           -  $      28,008
Other income-external customers     2,245        219         936          3,400
Interest expense. . . . . . . .    10,130          -           -         10,130
Depreciation and amortization .       859        198          44          1,101
Other significant items:
   Provisions for loan losses .       991          -           -            991
   Gain on sale of assets . . .         3      2,245           -          2,248
Segment profit. . . . . . . . .     6,075        (49)        124          6,150
Segment assets. . . . . . . . .  $390,648  $   4,596   $     175  $     395,419



                      CAVALRY BANCORP, INC. 1999 ANNUAL REPORT

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                      (TABLE DOLLAR AMOUNTS IN THOUSANDS)

                                           Mortgage
1998. . . . . . . . . . . . . .  Banking   Banking     Trust      Consolidated
--------------------------------------------------------------------------------
Interest revenue. . . . . . . .  $ 26,596          -           -  $      26,596
Other income-external customers     1,789        374         795          2,958
Interest expense. . . . . . . .     9,594          -           -          9,594
Depreciation and amortization .       927        245          35          1,207
Other significant items:
   Provisions for loan losses .       452          -           -            452
   Gain on sale of assets . . .         2      2,266           -          2,268
Segment profit. . . . . . . . .     8,430        631         234          9,295
Segment assets. . . . . . . . .  $353,020     11,719         153        364,892

                                           Mortgage
1997. . . . . . . . . . . . . .  Banking   Banking     Trust      Consolidated
--------------------------------------------------------------------------------
Interest revenue. . . . . . . .  $ 21,939          -           -         21,939
Other income-external customers     1,378        506         649          2,533
Interest expense. . . . . . . .     9,289          -           -          9,289
Depreciation and amortization .       826        214          38          1,078
Other significant items:
   Provisions for loan losses .       700          -           -            700
   Gain on sale of assets . . .         2      1,126           -          1,128
Segment profit. . . . . . . . .     4,895         93         125          5,113
Segment assets. . . . . . . . .  $276,943      5,137          49        282,129


                                   EXHIBIT 21

                          SUBSIDIARIES  OF  THE  REGISTRANT


Parent
------

Cavalry  Bancorp,  Inc.

                       Percentage       Jurisdiction  or
Subsidiaries  (a)     of  Ownership     State  of  Incorporation
-----------------     -------------     ------------------------

Cavalry  Banking        100%             United  States


-----------
(a) The operation of the Company's wholly owned subsidiaries are included in the Company's Financial Statements contained in Item 8 of this Form 10-K.

                                 EXHIBIT  23

                    CONSENT  OF  RAYBURN,  BETTS  &  BATES,  P.C.

             [Letterhead  of  Rayburn,  Betts  &  Bates,  P.C.]



     CONSENT  OF  INDEPENDENT  ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-48007) of Cavalry Bancorp, Inc. ("Company"), of our report dated January 18, 2000 included in the Company's 1999 Annual Report to Stockholders.



     Rayburn,  Betts  &  Bates,  P.C.

Nashville,  Tennessee
March  18,  2000

                                   EXHIBIT  27
                      FINANCIAL  DATA  SCHEDULE  (IN  THOUSANDS)

This schedule contains financial information extracted from the consolidated financial statements of Cavalry Bancorp, Inc. for the year ended December 31, 1999 and is qualified in its entirety by reference to such financial statements.



                Financial Data
                 as of or for
                the year ended
Item  Number   December 31, 1999 Item  Description
------------   ----------------- -----------------

9-03  (1)        20,043          Cash  and  Due  from  Banks
9-03  (2)        74,379          Interest  -  bearing  deposits
9-03  (3)            --          Federal  funds  sold - purchased
                                  securities for resale
9-03  (4)            --          Trading  account  assets
9-03  (6)         6,964          Investment and mortgage backed securities
                                   held for sale
9-03  (6)           651          Investment and mortgage backed securities held
                                 to maturity  -  carrying  value
9-03  (6)           645          Investment and mortgage backed securities
                                 held to maturity  -  market  value
9-03  (7)       276,696          Loans
9-03  (7)(2)      4,136          Allowance  for  loan  losses
9-03  (11)      395,419          Total  assets
9-03  (12)      308,929          Deposits
9-03  (13)       45,000          Short  -  term  borrowings
9-03  (15)        2,725          Other  liabilities
9-03  (16)           --          Long  -  term  debt
9-03  (19)           --          Preferred  stock  -  mandatory  redemption
9-03  (20)           --          Preferred  stock  -  no mandatory redemption
9-03  (21)       10,972          Common  stocks
9-03  (22)       27,793          Other  stockholders'  equity
9-03  (23)      395,419          Total  liabilities  and  stockholders'  equity
9-04  (1)        23,691          Interest  and  fees  on  loans
9-04  (2)         2,249          Interest  and  dividends  on  investments
9-04  (4)         2,068          Other  interest  income
9-04  (5)        28,008          Total  interest  income
9-04  (6)         9,982          Interest  on  deposits
9-04  (9)        10,130          Total  interest  expense
9-04  (10)       17,878          Net  interest  income
9-04  (11)          991          Provision  for  loan  losses
9-04  (13)(h)                    Investment  securities  gains/(losses)
9-04  (14)       16,385          Other  expenses
9-04  (15)        6,150          Income/loss  before  income  tax
9-04  (17)        6,150          Income/loss  before  extraordinary  items
9-04  (18)           --          Extraordinary  items,  less  tax
9-04  (19)           --          Cumulative  change in accounting principles
9-04  (20)        3,469          Net  income  or  loss
9-04  (21)         0.52          Earnings  per  share  -  primary
9-04  (21)         0.52          Earnings  per  share  -  fully  diluted
I.B.  5            5.10          Net  yield - interest earnings - actual
III.C.1.  (a)       333          Loans  on  non  -  accrual
III.C.1.  (b)        --          Accruing loans past due 90 days or more
III.C.2.  (c)        --          Troubled  debt  restructuring
III.C.2              --          Potential  problem  loans
IV.A.1            3,231          Allowance for loan loss - beginning of period
IV.A.2              101          Total  chargeoffs
IV.A.3               15          Total  recoveries
IV.A.4            4,136          Allowance for loan  loss  -  end  of  period
IV.B.1            3,913          Loan loss allowance allocated to domestic loans
IV.B.2               --          Loan loss allowance allocated to foreign loans
IV.B.3              223          Loan loss allowance - unallocated