Form 10-Q
period 2000-03-31
CAVALRY BANCORP INC
filed 2000-05-05
CIK 1049535

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

{  X }  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the Quarterly Period Ended March 31, 2000 or

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

Common  Stock  Issued  and  Outstanding:  7,104,801  as  of  May  5,  2000.

                              CAVALRY BANCORP, INC.

                                Table of Contents

Part  I   Financial  Information                                         Page

Item  1.  Financial  Statements

          Consolidated  Balance  Sheets  at  March  31,  2000 (unaudited)
          and December 31, 1999                                             1

          Consolidated  Statements  of Income (unaudited) for the
          Three Month Periods Ended March 31, 2000 and 1999                 2

          Consolidated Statements of Comprehensive Income (unaudited)
          for the Three Month Periods Ended March 31, 2000 and 1999         3

          Consolidated Statements of Cash Flows (unaudited) for the
          Three  Month Periods Ended March 31, 2000 and 1999                4

          Notes  to  Consolidated  Financial  Statements (unaudited)      5-6

Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7-9

Item  3.  Quantitative and Qualitative Disclosures About Market Risk    10-11

Part  II  Other  Information                                               12

Signatures                                                                 13

ITEM  1.                 FINANCIAL  STATEMENTS

                                CAVALRY BANCORP, INC.
                             CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                               (DOLLARS IN THOUSANDS)

ASSETS                                          March 31, 2000    December 31, 1999
---------------------------------------------  ----------------  -------------------
                                                  (Unaudited)
Cash. . . . . . . . . . . . . . . . . . . . .  $        15,269   $           20,043
Interest-bearing deposits with
    other financial institutions. . . . . . .           25,482               74,379
                                               ----------------  -------------------
Cash and cash equivalents . . . . . . . . . .           40,751               94,422
Investment securities available-for-sale
    at fair value
   (amortized cost: $23,890 and $6,968 at
   March 31, 2000 and
   December 31, 1999, respectively) . . . . .           23,843                6,964
Mortgage-backed securities held
    to maturity - at
   amortized cost (fair value:
   $629 and $645 at March 31, 2000 and
   December 31, 1999, respectively) . . . . .              636                  651
Loans held for sale, at estimated fair value.            6,999                4,485
Loans receivable, net . . . . . . . . . . . .          273,374              272,211
Accrued interest receivable . . . . . . . . .            2,014                1,784
Office properties and equipment, net. . . . .           12,302                9,892
Federal Home Loan Bank of Cincinnati
   stock - at cost. . . . . . . . . . . . . .            1,911                1,878
Real estate and other assets acquired in
   settlement of loans. . . . . . . . . . . .               80                  166

Other assets. . . . . . . . . . . . . . . . .            2,617                2,966
                                               ----------------  -------------------
Total assets. . . . . . . . . . . . . . . . .  $       364,527   $          395,419
                                               ================  ===================

LIABILITIES AND EQUITY
---------------------------------------------
Liabilities:
Deposits. . . . . . . . . . . . . . . . . . .  $       320,969   $          308,929
Borrowings. . . . . . . . . . . . . . . . . .            1,615               45,000
Accounts payable and other liabilities. . . .            2,133                2,725
                                               ----------------  -------------------
               Total liabilities. . . . . . .          324,717              356,654
                                               ----------------  -------------------
Shareholders' Equity:
Preferred stock, no par value
  Authorized- 250,000 shares; none
    issued or outstanding at
    March 31, 2000 and December 31, 1999. . .                -                    -
Common stock, no par value
  Authorized- 49,750,000 shares; issued
     and outstanding 7,104,801 at
     March 31, 2000 and December 31, 1999 . .           11,145               10,972
Retained earnings . . . . . . . . . . . . . .           37,666               37,194
Unearned restricted stock . . . . . . . . . .           (4,127)              (4,380)
Unallocated ESOP Shares . . . . . . . . . . .           (4,846)              (5,019)
Accumulated other comprehensive
    loss, net of tax. . . . . . . . . . . . .              (28)                  (2)
                                               ----------------  -------------------

      Total Equity. . . . . . . . . . . . . .           39,810               38,765
                                               ----------------  -------------------
Total Liabilities and Equity  . . . . . . . .  $       364,527   $          395,419
                                               ===============   ==================

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See  accompanying  notes  to  consolidated  financial  statements.



                              CAVALRY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                         2000        1999
                                      ----------  ----------

Interest and dividend income:
 Loans . . . . . . . . . . . . . . .  $    6,128  $    5,643
 Investment securities . . . . . . .         292         670
 Deposits with other financial
    institutions . . . . . . . . . .         549         491
 Mortgage-backed securities
    held to maturity . . . . . . . .          10           9
                                      ----------  ----------
       Total interest and dividend
          income . . . . . . . . . .       6,979       6,813
                                      ----------  ----------
Interest expense - deposits. . . . .       2,978       2,337
Interest expense - borrowings. . . .         130           -
                                      ----------  ----------
      Total interest expense . . . .       3,108       2,337
                                      ----------  ----------
 Net interest income . . . . . . . .       3,871       4,476
 Provision for loan losses . . . . .          74          89
                                      ----------  ----------
  Net interest income after
     provision for loan losses . . .       3,797       4,387
                                      ----------  ----------
Non-interest income:
  Servicing income . . . . . . . . .          64          71
  Gain on sale of loans, net . . . .         314         441
  Deposit servicing fees and charges         561         424
  Trust service fees . . . . . . . .         267         205
  Other operating income . . . . . .         138          77
                                      ----------  ----------
    Total non-interest income. . . .       1,344       1,218
                                      ----------  ----------
 Non-interest expenses:
   Compensation, payroll taxes and
     fringe benefits . . . . . . . .       2,338       2,068
   Occupancy expense . . . . . . . .         156         168
   Supplies, communications and
     other office expenses . . . . .         211         231
   Federal insurance premiums. . . .          15          37
   Advertising expense . . . . . . .          90          67
   Equipment and service bureau
      expense. . . . . . . . . . . .         498         584
   Other operating expense . . . . .         378         359
                                      ----------  ----------
      Total non-interest expenses. .       3,686       3,514
                                      ----------  ----------
  Earnings before income tax
       expense . . . . . . . . . . .       1,455       2,091
  Income tax expense . . . . . . . .         627         863
                                      ----------  ----------
     Net income. . . . . . . . . . .  $      828  $    1,228
                                      ----------  ----------

Basic earnings per share . . . . . .  $     0.13  $     0.19
                                      ==========  ==========

Weighted average
   shares outstanding. . . . . . . .   6,340,984   6,607,533
                                      ==========  ==========


Dividends declared $0.05 per share payable April 14, 2000 for shareholders of record date March 31, 2000.


See  accompanying  notes  to  consolidated  financial  statements.



                              CAVALRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                              2000    1999
                                                             ------  -------

Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $ 828   $1,228
Other comprehensive income, net of tax
Unrealized losses on securities
 available for sale . . . . . . . . . . . . . . . . . . . .   ( 26)     (36)
                                                             ------  -------

Comprehensive income. . . . . . . . . . . . . . . . . . . .  $ 802   $1,192
                                                             ======  =======

See accompanying note to consolidated financial statements.




                               CAVALRY BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                              (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)



                                                                2000       1999
                                                              ---------  ---------
Operating activities:
          Net cash provided (used) by operating activities .   ($1,601)  $  3,139
                                                              ---------  ---------
Investing activities:
   Increase in loans receivable, net . . . . . . . . . . . .    (1,132)    (6,949)
   Principal payments on mortgage
        backed securities held to maturity . . . . . . . . .        15        153
  Purchase of investment securities
     available for sale. . . . . . . . . . . . . . . . . . .   (21,843)   (25,083)
  Proceeds from maturities of investment securities. . . . .     5,000     19,500
   Purchase of office properties and equipment . . . . . . .    (2,636)      (246)
                                                              ---------  ---------
          Net cash used in investing activities. . . . . . .   (20,596)   (12,625)
                                                              ---------  ---------

Financing activities:
  Net increase in deposits . . . . . . . . . . . . . . . . .    12,040        300
  Dividends paid . . . . . . . . . . . . . . . . . . . . . .      (355)      (358)
Net increase (decrease) in borrowings. . . . . . . . . . . .   (43,385)         -
Payments by borrowers for
  property taxes and insurance . . . . . . . . . . . . . . .       226        201
                                                              ---------  ---------
         Net cash provided by (used in)
         financing activities. . . . . . . . . . . . . . . .   (31,474)       143
                                                              ---------  ---------
Decrease in cash and cash equivalents. . . . . . . . . . . .   (53,671)    (9,343)
Cash and equivalents, beginning of period. . . . . . . . . .    94,422     53,188
                                                              ---------  ---------

 Cash and cash equivalents, end of period. . . . . . . . . .  $ 40,751   $ 43,845
                                                              ---------  ---------

SUPPLEMENT DISCLOSURES OF CASH
   FLOW INFORMATION:
Payments during the period for:
Interest . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,045   $  2,302
                                                              =========  =========
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .  $    981   $    522
                                                              =========  =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

 Interest credited to deposits . . . . . . . . . . . . . . .  $  1,045   $    959
                                                              =========  =========
 Increase in deferred tax asset related
   to unrealized loss on investments . . . . . . . . . . . .  $     17   $     22
                                                              =========  =========
Net unrealized losses on investment
    securities available for sale. . . . . . . . . . . . . .  $    (43)  $    (58)
                                                              =========  =========
Dividends declared and payable . . . . . . . . . . . . . . .  $    355   $    358
                                                              =========  =========

See accompanying notes to consolidated financial statements.

                              CAVALRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis  of  Presentation

Cavalry Bancorp, Inc. (the "Company"), a Tennessee corporation, is the holding company for Cavalry Banking (the "Bank") which is a federally chartered stock savings bank.

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

The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999.

2.  Earnings  Per  Share

Earnings per share has been computed for the three months ended March 31, 2000, based upon weighted average common shares outstanding of 6,340,984. Earnings per share has been computed for the three months ended March 31, 1999, based upon weighted average common shares outstanding of 6,607,533.

Statement of Financial Accounting Standards No. 128, Earnings Per Share, established new standards for computing and presenting earnings per share. The standard is effective for annual and interim periods ending after December 31, 1997. The Company had no dilutive securities, therefore diluted earnings per share is the same as basic earnings per share.

3.  Business  Segments

The Company and its subsidiary provide community oriented banking services to individuals and businesses primarily within Rutherford, Bedford, and Williamson counties in Middle Tennessee.

The Company's segments are identified by the products and services offered, principally distinguished as banking, trust and mortgage banking operations. Approximately 30% of mortgage banking revenues are derived each year from transactions with agencies of the U.S. government. In addition, one unrelated entity purchased approximately 50% of mortgages sold in 2000 and 1999.

Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in Note 1 of the 1999 Annual Report to Shareholders. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods. These methods have been consistently applied.


                                          Mortgage
                                Banking    Banking   Trust   Consolidated
For the quarter ended
 March 31, 2000
Interest revenue. . . . . . .  $   6,979  $      -   $    -  $       6,979
Other income-
     external customers . . .        699        64      267          1,030
Interest expense. . . . . . .      3,108         -        -          3,108
Depreciation and amortization        172        33        9            214
Other significant items:
   Provision for loan losses.         74         -        -             74
  Gain on sales of assets . .          -       314        -            314
Segment profit. . . . . . . .      1,440       (52)      67          1,455
Segment assets. . . . . . . .    357,634     6,496      397        364,527



                                           Mortgage
                                 Banking    Banking   Trust   Consolidated
For the quarter ended
   March 31, 1999
Interest revenue. . . . . . . .  $   6,813  $      -  $    -  $       6,813
Other income-external customers        501        71     205            777
Interest expense. . . . . . . .      2,337         -       -          2,337
Depreciation and amortization .        210        52      11            273
Other significant items:
   Provision for loan losses. .         89         -       -             89
  Gain on sales of assets . . .          -       441       -            441
Segment profit. . . . . . . . .      1,854       195      42          2,091
Segment assets. . . . . . . . .    359,140     7,263     180        366,583

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Private  Securities  Litigation  Reform  Act  Safe  Harbor  Statement

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions.

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

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Comparison  of  Financial  Condition  at  March  31,  2000 and December 31, 1999

Total assets were $364.5 million at March 31, 2000, compared to $395.4 million at December 31, 1999, a decrease of $30.9 million or 7.8 %. This decrease was a result of cash being used to reduce borrowings from $45.0 million to $1.6 million. This decrease was partially offset by an increase in cash from increased deposits. Cash and cash equivalents decreased from $94.4 million at December 31, 1999, to $40.8 million at March 31, 2000. This decrease was primarily a results of cash used to retire $45.0 million in borrowings. Investments available for sale increased from $7.0 million at December 31, 1999, to $23.8 million at March 31, 2000, as a result of increased deposits. Loans receivable net increased $1.2 million from $272.2 million at December 31, 1999 to $273.4 million at March 31, 2000.

Deposit accounts increased $12.1 million from $308.9 million at December 31, 1999, to $321.0 million at March 31, 2000. Certificates of deposit increased $2.0 million from $151.0 million at December 31, 1999 to $153.0 million at March 31, 2000. Savings deposits increased $1.1 million from $13.0 million at December 31, 1999 to $14.1 million at March 31, 2000. Money market accounts increased $3.4 million from $63.8 million at December 31, 1999 to $67.2 million at March 31, 2000. Transaction accounts increased $4.9 million from $34.7 million at December 31, 1999 to $39.6 million at March 31, 2000. These increases were primarily a result of an ongoing effort to raise the deposit base for Cavalry Banking.

Stockholders' equity increased by $1.0 million from $38.8 million at December 31, 1999, to $39.8 million at March 31, 2000, as a result of net income of $828,000 for the three months ended March 31, 2000 release of ESOP shares of $346,000 and release of Management Recognition Plan (MRP) shares of $253,000. These increases were offset by dividends declared of $355,000 and an increase in unrealized losses on available-for-sale securities of $26,000.

Nonperforming assets were $499,000 at December 31, 1999 and $219,000 at March 31, 2000.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2000 and
  March  31,  1999.

Net Income. Net income decreased to $828,000 for the three months ended March 31, 2000, from $ 1.2 million for the three months ended March 31, 1999, primarily as a result of a lower net interest income, increased interest and non-interest expenses. These increased expenses were offset partially by an increase in interest and dividend income, a decline in the provision for loan losses and increased non-interest income. The decline in net interest income was primarily a result of the impact of the decline in cash equivalents used to fund the special cash distribution of $53.3 million, which was paid in December 1999.

Net Interest Income. Net interest income declined $600,000 from $4.5 million for the three months ended March 31, 1999 to $3.9 million for the three months ended March 31, 2000. This decline was a result of earning assets being utilized to fund the special cash distribution paid in December 1999. This distribution resulted in a decline in the ratio of average interest-earning assets to average interest-bearing liabilities from 144.49% for the three month period ended March 31, 1999 to 116.41% for the three months ended March 31, 2000.

Interest income increased 2.9% to $7.0 million for the three months ended March 31, 2000, from $6.8 million for the same period in 1999. Interest on loans increased from $5.6 million for the period ended March 31, 1999, to $6.1 million for the same period in 2000. This was a result of average loans outstanding increasing from $249.5 million for the three months ended March 31, 1999, to $274.7 million for the same period in 2000. The average yield decreased from 9.05% for the three period ended March 31, 1999 to 8.92% for the same period in 2000. This decline was a result of lower amortization of deferred fees due to increased competitive pressures. These market pressures also attributed to the slight decline in yield. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds declined from $1.2 million for the three month period ended March 31, 1999 to $851,000 for the same period in 2000. Average investments decreased from $87.6 million for the three months ended March 31, 1999, to $56.4 million for the same period in 2000. The average yield increased from 5.35% for the three months ended March 31, 1999 to 6.06% for the same period in 2000. This increase in rate was a result of rising rates while the decline in volume was a result of funds used to pay the special cash distribution in December 1999.

Interest expense increased from $2.3million for the three months ended March 31, 1999 to $3.1 million for the same period in 2000. Average deposits increased from $233.3 million for the three months ended March 31, 1999 to $275.6 million for the same period in 2000. This increase was a result of continuing efforts to increase market share of deposits. The average cost of deposits increased from 4.06% for the three months ended March 31, 1999, to 4.35% for the same period in 2000. Average borrowings were $8.9 million at an average cost of 5.90% for the three months ended March 31, 2000. There were no borrowings outstanding during the first three months of 1999. The total cost of funds increased from 4.06% for the three months ended March 31, 1999 to 4.43% for the three months ended March 31, 2000. Average interest-bearing liabilities increased from $233.3 million for the three months ended March 31, 1999 to $284.5 million for the same period in 2000. Interest rate spread decreased from 4.02% for the three months ended March 31 1999 to 4.00% for the same period in 2000. Net interest margin decreased from 5.31 % for the three months ended
March  31,  1999,  to  4.68%  for  the  same  period  in  2000.

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

The provision for loan losses was $74,000 for the period ending March 31, 2000 compared to $89,000 for the same period in 1999. The decrease in the provision was a result of a smaller increase in total loans outstanding between the two quarters. Management deemed the allowance for loan losses adequate at March 31, 2000.

Noninterest Income. Noninterest income increased from $1.2 million for the three months ended March 31, 1999 to $1.3 million for the same period in 2000. In the mortgage banking segment net gain on sale of loans decreased from $441,000 for the three months ended March 31,1999 to $314,000 for the same period in 2000. This decrease was a result of fewer loan sells during the three months ended March 31, 2000 compared to the same period in 1999. Loan servicing fees also declined from $71,000 for the three months ended March 31, 1999, to $64,000 primarily as a result of increased amortization of originated servicing rights. In the banking segment deposit fees and other operating incomes increased from $501,000 for the three months ended March 31, 1999, to $699,000 for the same period in 2000. This increase was primarily as result of growth in the number of transaction accounts. In the trust segment trust fees increased from $205,000 for the months ended March 31, 1999, to $267,000 for the same period in 2000 as a result of increased fees and more trust assets under management.

Noninterest Expense. Noninterest expense was $3.7 million for the three-month period ended March 31, 2000 compared to $3.5 million for the same period in 1999. Compensation and other employee benefits increased from $2.1 million for the three-month period ended March 31, 1999 to $2.3 million for the same period in 2000. This increase was primarily a result of the MRP stock incentive plan, which was approved at the annual meeting in April 1999. The increases in other categories of operating expenses generally are attributable to the growth of the Company. The Company anticipates that other operating expenses will continue to increase in subsequent periods as a result of increased cost associated with operating a public company.

Income  taxes.  The  provision for income taxes was $627,000 for the period
ended March 31, 2000 compared to     $863,000 for the same period in 1999.  This
decrease  was  primarily  a  result  of  lower  income  before  taxes.

Liquidity  and  Capital  Resources

The Company's primary sources of funds are customer deposits, proceeds from loan principal and interest payments, and the sale of loans, maturing securities and FHLB of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. Regulations of the Office of Thrift Supervision ("OTS"), the

Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loans originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the daily balance of net withdrawal deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2000, cash and cash equivalents totaled $40.8 million or 11.2% of total assets, and investments available -for -sale of $23.8 million. At March 31, 2000, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $10.0 million.

As of March 31, 2000, The Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2000, under regulations of the OTS, the Bank's actual tangible, core and risk-based capital ratios were 10.88%, 10.88% and 12.58%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

At March 31, 2000, the Bank had loan commitments of approximately $45.5 million. In addition, at March 31, 2000, the unused portion of lines of credit extended by the Bank was approximately $8.4 million consumer and $31.5 million commercial. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2000, the Bank had $7.6 million of letters of credit outstanding.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1999, to March 31, 2000. However, the OTS results are not yet available for the quarter ended March 31, 2000. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statement and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1999.

The following table presents the Company's interest sensitivity gap at March 31, 2000.





                                                  After      After
                                        Six        One       Three
                           Within     Months       to         to         Over
                             Six      to One      Three      Five        Ten
                           Months      Year       Years      Years      Years       Total
                          ---------  ---------  ---------  ---------  ----------  ---------
Interest-earning assets:
  Loans receivable, net.  $ 61,187   $ 40,065   $ 57,350   $ 61,293   $  60,478   $280,373
  Mortgage-backed
      securities . . . .        10         10         43         49         524        636
   FHLB Stock. . . . . .     1,911          -          -          -           -      1,911
   Investment securities     3,954     11,851      8,038          -           -     23,843
   Federal funds sold
    overnight and other
    interest-bearing
    deposits . . . . . .    25,482          -          -          -           -     25,482
                          ---------  ---------  ---------  ---------  ----------  ---------

  Total rate sensitive
    assets . . . . . . .  $ 92,544   $ 51,926   $ 65,431   $ 61,342   $  61,002   $332,245
                          =========  =========  =========  =========  ==========  =========

Interest-bearing
  liabilities:

Deposits:
  NOW accounts . . . . .  $  4,719   $  4,719   $ 18,874   $ 18,874           -   $ 47,186
  Passbook savings
   accounts. . . . . . .     1,406      1,406      5,623      5,623           -     14,058
  Money market
   deposit accounts. . .     6,716      6,716     26,864     26,864           -     67,160
   Certificates of
     deposit . . . . . .    93,652     33,565     20,981      4,709          99    153,006
                          ---------  ---------  ---------  ---------  ----------  ---------
Borrowings . . . . . . .     1,615          -          -          -           -      1,615
                          ---------  ---------  ---------  ---------  ----------  ---------
  Total rate sensitive
   liabilities . . . . .  $108,108   $ 46,406   $ 72,342   $ 56,070   $      99   $283,025
                          =========  =========  =========  =========  ==========  =========

Excess (deficiency) of
  interest sensitive
  assets over interest
  sensitive liabilities.  $(15,564)  $  5,520   $ (6,911)  $  5,272   $  60,903   $ 49,220
Cumulative excess
  (deficiency) of
  interest sensitive
   assets. . . . . . . .  $(15,564)  $(10,044)  $(16,955)  $(11,683)  $  49,220   $ 49,220
Cumulative ratio of
  interest-earning
  assets to interest
  -bearing liabilities .     85.60%     93.50%     92.53%     95.87%     117.39%    117.39%
Interest sensitivity gap
   to total assets . . .     -4.68%      1.66%     -2.08%      1.59%      18.33%     14.81%
Ratio of interest-
   earning assets to
  interest -bearing
  liabilities. . . . . .     85.60%    111.90%     90.45%    109.40%   61618.18%    117.39%
Ratio of cumulative
  gap to total assets. .     -4.68%     -3.02%     -5.10%     -3.52%      14.81%     14.81%

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

              Not  applicable

Item  5.  Other  Information

              None

Item  6.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on Form 8-K

 (a)  Exhibits

       3.1     Charter  of  the  Registrant*
       3.2     Bylaws  of  the  Registrant*
      10.1     Employment  Agreement  with  Ed  C  Loughry,  Jr.**
      10.2     Employment  Agreement  with  Ronald  F  Knight**
      10.3     Severance  Agreement  with  Hillard  C.  Gardner**
      10.4     Severance  Agreement  with  Ira  B.  Lewis**
      10.5     Severance  Agreement  with  R  Dale  Floyd**
      10.6     Severance  Agreement  with  M.  Glenn  Layne**
      10.7     Severance  Agreement  with  Joy  B  Jobe**
      10.8     Severance  Agreement  with  William  S  Jones**
      10.9     Severance  Agreement  with  David  W  Hopper**
      10.10    Cavalry  Banking  Key  Personnel  Severance  Compensation Plan**
      10.11    Cavalry  Banking  Employee  Stock  Ownership  Plan**
      10.12    Management  Recognition  Plan  with William H. Huddleston II ***
      10.13    Management  Recognition  Plan  with  Gary  Brown ***
      10.14    Management  Recognition  Plan  with  Ed  Elam ***
      10.15    Management  Recognition  Plan  with  Frank E. Crosslin, Jr. ***
      10.16    Management  Recognition  Plan  with  Tim  J.  Durham ***
      10.17    Management  Recognition  Plan  with  James  C.  Cope ***
      10.18    Management  Recognition  Plan  with  Terry  G.  Haynes ***
      10.19    Management  Recognition  Plan  with  Ed  C.  Loughry,  Jr. ***
      10.20    Management  Recognition  Plan  with  Ronald  F.  Knight ***
      10.21    Management  Recognition  Plan  with  William  S.  Jones ***
      10.22    Management  Recognition  Plan  with  Hillard  C.  Gardner ***
      10.23    Management  Recognition  Plan  with  R.  Dale  Floyd ***
      10.24    Management  Recognition  Plan  with  David  W.  Hopper ***
      10.25    Management  Recognition  Plan  with  Joe  W.  Townsend ***
      10.26    Management  Recognition  Plan  with  M.  Glenn  Layne ***
      10.27    Management  Recognition  Plan  with  Joy  B.  Jobe ***
      10.28    Management  Recognition  Plan  with  Ira  B.  Lewis,  Jr. ***
      10.29    Management  Recognition  Plan  with  Elizabeth  L.  Green ***
      10.30    Management  Recognition  Plan  with  James O. Sweeney, III ***
      13       Annual  Report  to  Stockholders ****
      21       Subsidiaries  of  the  Registrant ****
      27       Financial  Data  Schedule

* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).
** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998.
*** Incorporated herein by reference to the Registrant's Annual Meeting Proxy Statement dated March 15, 1999, as filed with the Securities and Exchange Commission on March 15, 1999.
**** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 27, 2000.

 (b)  Reports  on  Form  8-K

      No  Reports on Form 8-K were filed during the quarter ended March
      31,  2000.

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CAVALRY  BANCORP,  INC.

Date:  May  5,  2000                            By:  /s/  Ed  C.  Loughry,  Jr.
                                                     --------------------------
                                                     Ed  C.  Loughry,  Jr.
                                                     Chairman of the Board
                                                     of Directors
                                                     Chief Executive Officer


Date:  May  5,  2000                            By:  /s/  Hillard  C.  Gardner
                                                     -------------------------
                                                     Hillard  C.  Gardner
                                                     Senior Vice President and
                                                     Chief Financial  Officer
                                                     (Principal Financial and
                                                     Accounting  Officer)