Form 10-Q
period 2000-06-30
CAVALRY BANCORP INC
filed 2000-08-10
CIK 1049535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

{  X  }   Quarterly  Report Under Section 13 or 15(d) of the Securities Exchange
          Act  of  1934  For  the  Quarterly  Period  Ended June 30, 2000 or

{     }   Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the Transition period from___________ To ___________

Commission  File  Number:  0-23605


                              CAVALRY BANCORP, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)


            Tennessee                                             62-1721072
--------------------------------                             -----------------
(State  or  other  jurisdiction                              (I.R.S.  Employer
 of  incorporationor  organization)                              I.D.  Number)

114 West College Street, Murfreesboro, Tennessee                      37130
------------------------------------------------                  --------------
 (Address  of  principal  executive  offices)                      (Zip  Code)


                                 (615) 893-1234
                          -----------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                           Yes  X                No
                               ---                 -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common  Stock  Issued  and  Outstanding:  7,104,801  as  of  August  10,  2000.

                              CAVALRY BANCORP, INC.

                                Table of Contents

Part  I   Financial  Information                                          Page

Item  1.  Financial  Statements

          Consolidated Balance Sheets at June 30, 2000 (unaudited)
          and  December  31,  1999                                            1

          Consolidated  Statements  of  Income  (unaudited)  for  the
          Three Month and Six Month Periods Ended June 30, 2000 and 1999      2

          Consolidated Statements of Comprehensive Income (unaudited) for
          The Three and Six Month Periods Ended June 30, 2000 and 1999        3

          Consolidated Statements of Cash Flows (unaudited) for the
          Six  Month Periods Ended June 30, 2000 and 1999                     4

          Notes  to  Consolidated  Financial  Statements  (unaudited)       5-6

Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                          7-12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      12-13

Part II   Other Information                                                  14

Signatures                                                                   15

PART  I.  Financial Information

ITEM  1.                 FINANCIAL  STATEMENTS



                             CAVALRY  BANCORP,  INC.
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                     June 30,   December 31,
Assets                                                2000          1999
-----------------------------------------------    -----------   ----------
                                                   (Unaudited)
Cash. . . . . . . . . . . . . . . . . . . . . . .  $    18,242   $ 20,043
Interest-bearing deposits with
  other financial institutions. . . . . . . . . .       21,669     74,379
                                                   ------------  ---------
Cash and cash equivalents . . . . . . . . . . . .       39,911     94,422
Investment securities available-for-sale
  at fair value (amortized cost:. . . . . . . . .       23,938      6,964
  $23,971 and $6,968 at June 30, 2000
  and December 31, 1999, respectively)
Mortgage-backed securities held
  to maturity - at
  amortized cost (fair value: . . . . . . . . . .          624        651
  $616 and $645 at June 30, 2000
  and December 31, 1999, respectively)
Loans held for sale, at estimated fair value. . .        4,399      4,485
Loans receivable, net . . . . . . . . . . . . . .      277,087    272,211
Accrued interest receivable . . . . . . . . . . .        2,076      1,784
Office properties and equipment, net. . . . . . .       14,029      9,892
Federal Home Loan Bank of Cincinnati
  stock - at cost . . . . . . . . . . . . . . . .        1,946      1,878
Real estate and other assets acquired
  in settlement of loans. . . . . . . . . . . . .          136        166
Other assets. . . . . . . . . . . . . . . . . . .        2,907      2,966
                                                   ------------  ---------
Total assets. . . . . . . . . . . . . . . . . . .  $   367,053   $395,419
                                                   ============  =========

 Liabilities and Equity
-------------------------------------------------
Liabilities:
Deposits. . . . . . . . . . . . . . . . . . . . .  $   322,682   $308,929
Borrowings. . . . . . . . . . . . . . . . . . . .        1,605     45,000
Accounts payable and other liabilities. . . . . .        1,660      2,725
                                                   ------------  ---------
               Total liabilities. . . . . . . . .      325,947    356,654
                                                   ------------  ---------
Shareholders' Equity:
Preferred stock, no par value
  Authorized- 250,000 shares; none
    issued or outstanding at
    June 30, 2000 and December 31, 1999 . . . . .            -          -
Common stock, no par value
  Authorized- 49,750,000 shares; issued
    and outstanding 7,104,801 at
    June 30, 2000 and December 31, 1999 . . . . .       11,276     10,972
Retained earnings . . . . . . . . . . . . . . . .       38,422     37,194
Unearned restricted stock . . . . . . . . . . . .       (3,874)    (4,380)
Unallocated ESOP Shares . . . . . . . . . . . . .       (4,688)    (5,019)
Accumulated other comprehensive loss, net of tax.          (30)        (2)
                                                   ------------  ---------

Total Equity. . . . . . . . . . . . . . . . . . .       41,106     38,765
                                                   ------------  ---------
Total Liabilities and Equity. . . . . . . . . . .  $   367,053   $395,419
                                                   ============  =========

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



                              CAVALRY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                      Three Months Ended        Six Months Ended
                                            June  30,                June  30,
                                         2000        1999        2000        1999
                                         ----        ----        ----        ----
Interest and dividend income:
 Loans. . . . . . . . . . . . . .  $    6,420  $    5,789  $   12,548  $   11,432
 Investment securities. . . . . .         404         555         696       1,225
 Deposits with other
   financial institutions . . . .         365         429         914         920
 Mortgage-backed securities
    held to maturity. . . . . . .          11          12          21          21
                                   ----------  ----------  ----------  ----------
       Total interest and
            dividend income . . .       7,200       6,785      14,179      13,598
                                   ----------  ----------  ----------  ----------
Interest expense - deposits . . .       3,085       2,362       6,063       4,699
Interest expense - borrowings . .          15           -         145           -
                                   ----------  ----------  ----------  ----------
      Total interest expense. . .       3,100       2,362       6,208       4,699
                                   ----------  ----------  ----------  ----------
 Net interest income. . . . . . .       4,100       4,423       7,971       8,899
 Provision for loan losses. . . .          67         423         141         512
                                   ----------  ----------  ----------  ----------
  Net interest income after
    provision for loan losses . .       4,033       4,000       7,830       8,387
                                   ----------  ----------  ----------  ----------
Non-interest income:
  Servicing income. . . . . . . .          67          68         131         139
  Gain on sale of loans, net. . .         442         465         756         906
  Gain on sale of office
     properties and equipment . .           3           -          18           -
  Deposit servicing fees
     and charges. . . . . . . . .         618         481       1,179         905
  Trust service fees. . . . . . .         267         233         534         438
  Other operating income. . . . .          56          59         179         136
                                   ----------  ----------  ----------  ----------
    Total non-interest income . .       1,453       1,306       2,797       2,524
                                   ----------  ----------  ----------  ----------
 Non-interest expenses:
   Compensation, payroll taxes
     and fringe benefits. . . . .       2,268       2,312       4,606       4,380
   Occupancy expense. . . . . . .         193         179         349         347
   Supplies, communications
      and other office expenses .         189         219         400         450
   Federal insurance premiums . .          16          38          31          75
   Advertising expense. . . . . .          62         114         152         181
   Equipment and service
      bureau expense. . . . . . .         526         589       1,024       1,173
   Other operating expense. . . .         350         364         728         723
                                   ----------  ----------  ----------  ----------
      Total non-interest expenses       3,604       3,815       7,290       7,329
                                   ----------  ----------  ----------  ----------
  Earnings before income
      tax expense . . . . . . . .       1,882       1,491       3,337       3,582
  Income tax expense. . . . . . .         771         626       1,398       1,489
                                   ----------  ----------  ----------  ----------
     Net income . . . . . . . . .  $    1,111  $      865  $    1,939  $    2,093
                                   ==========  ==========  ==========  ==========

Basic earnings per share. . . . .  $     0.18  $     0.13  $     0.31  $     0.31
                                   ==========  ==========  ==========  ==========

Weighted average
   shares outstanding . . . . . .   6,320,328   6,781,294   6,330,656   6,694,893
                                   ==========  ==========  ==========  ==========

Dividends declared $0.05 per share payable July 14, 2000 for shareholders of record date June 30, 2000.

See  accompanying  notes  to  consolidated  financial  statements.



                              CAVALRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                    Three Months Ended  Six Months Ended
                                           June  30,      June  30,
                                         2000    1999    2000     1999
                                         ----    ----    ----     ----

Net income . . . . . . . . . . . . . .  $1,111   $865   $1,939   $2,093
Other comprehensive income, net of tax
Unrealized losses on securities
 available for sale. . . . . . . . . .     ( 2)   (31)     (28)     (92)
                                        -------  -----  -------  -------

Comprehensive income . . . . . . . . .  $1,109   $834   $1,911   $2,001
                                        =======  =====  =======  =======



See  accompanying  notes  to  consolidated  financial  statements.


                              CAVALRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              2000        1999
                                                              ----        ----
Operating activities:
        Net cash provided by operating activities . . . .  $  1,619   $  7,684
                                                           ---------  ---------
Investing activities:
   Increase in loans receivable, net. . . . . . . . . . .    (4,793)   (29,257)
   Principal payments on mortgage
        backed securities held to maturity. . . . . . . .        26        171
  Proceeds from sales of office properties and equipment.        18          -
  Purchase of investment securities
     available for sale . . . . . . . . . . . . . . . . .   (23,854)   (26,083)
  Proceeds from maturities of investment securities . . .     7,000     35,500
  Purchase of office properties and equipment . . . . . .    (4,571)      (454)
                                                           ---------  ---------
          Net cash used in investing activities . . . . .   (26,174)   (20,123)
                                                           ---------  ---------

Financing activities:
  Net increase in deposits. . . . . . . . . . . . . . . .    13,753     16,324
  Dividends paid. . . . . . . . . . . . . . . . . . . . .      (710)      (358)
  Net decrease in borrowings. . . . . . . . . . . . . . .   (43,395)         -
  Stock repurchase and retirement . . . . . . . . . . . .         -     (8,865)
Payments by borrowers for
  property taxes and insurance. . . . . . . . . . . . . .       396        351
                                                           ---------  ---------
         Net cash provided by (used in)
          financing activities. . . . . . . . . . . . . .   (29,956)     7,452
                                                           ---------  ---------
Decrease in cash and cash equivalents . . . . . . . . . .   (54,511)    (4,987)
Cash and equivalents, beginning of period . . . . . . . .    94,422     53,188
                                                           ---------  ---------

 Cash and cash equivalents, end of period . . . . . . . .  $ 39,911   $ 48,201
                                                           ---------  ---------

Supplement Disclosures of Cash
   Flow Information:
Payments during the period for:
Interest. . . . . . . . . . . . . . . . . . . . . . . . .  $  6,230   $  4,679
                                                           =========  =========
Income taxes. . . . . . . . . . . . . . . . . . . . . . .  $  1,791   $  2,254
                                                           =========  =========

Supplemental Disclosures of Noncash
  Investing and Financing Activities:

 Interest credited to deposits. . . . . . . . . . . . . .  $  2,174   $  1,958
                                                           =========  =========
 Increase in deferred tax asset related
   to unrealized loss on investments. . . . . . . . . . .  $     10   $     54
                                                           =========  =========
Net unrealized losses on investment
    securities available for sale . . . . . . . . . . . .  $    (38)  $   (146)
                                                           =========  =========
Dividends declared and payable. . . . . . . . . . . . . .  $    355   $    355
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

The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999.

2     Earnings  Per  Share

Earnings per share has been computed for the three and six months ended June 30, 2000, based upon weighted average common shares outstanding of 6,320,328 and 6,330,656 respectively. Earnings per share has been computed for the three and six months ended June 30, 1999, based upon weighted average common shares outstanding of 6,781,294 and 6,694,893 respectively. The Company had no dilutive securities, therefore diluted earnings per share is the same as basic earnings per share.

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

                                           Mortgage
For the quarter ended            Banking    Banking   Trust   Consolidated
June 30, 2000
Interest revenue. . . . . . . .  $   7,200  $      -  $    -  $       7,200
Other income-external customers        674        67     267          1,008
Interest expense. . . . . . . .      3,100         -       -          3,100
Depreciation and amortization .        159        29       8            196
Other significant items:
   Provision for loan losses. .         67         -       -             67
   Gain on sales of assets. . .          3       442       -            445
Segment profit. . . . . . . . .      1,813         -      69          1,882
Segment assets. . . . . . . . .    362,129     4,521     403        367,053

                                           Mortgage
For the quarter ended            Banking    Banking    Trust   Consolidated
June 30, 1999
Interest revenue. . . . . . . .  $   6,785  $      -   $    -  $       6,785
Other income-external customers        540        68      233            841
Interest expense. . . . . . . .      2,362         -        -          2,362
Depreciation and amortization .        239        50       10            299
Other significant items:
   Provision for loan losses. .        423         -        -            423
   Gain on sales of assets. . .          -       465        -            465
Segment profit. . . . . . . . .      1,535      (103)      59          1,491
Segment assets. . . . . . . . .    367,525     6,415      187        374,127

                                           Mortgage
For the six months ended          Banking    Banking    Trust   Consolidated
June 30, 2000
Interest revenue. . . . . . . .  $  14,179  $      -   $    -  $      14,179
Other income-external customers      1,358       131      534          2,023
Interest expense. . . . . . . .      6,208         -        -          6,208
Depreciation and amortization .        331        62       17            410
Other significant items:
    Provision for loan losses .        141         -        -            141
    Gain on sales of assets . .         18       756        -            774
Segment profit. . . . . . . . .      3,253       (52)     136          3,337
Segment assets. . . . . . . . .    362,129     4,521      403        367,053

                                           Mortgage
For the six months ended         Banking    Banking   Trust   Consolidated
June 30, 1999
Interest revenue. . . . . . . .  $  13,598  $      -  $    -  $      13,598
Other income-external customers      1,041       139     438          1,618
Interest expense. . . . . . . .      4,699         -       -          4,699
Depreciation and amortization .        422       102      21            545
Other significant items:
     Provision for loan losses.        512         -       -            512
    Gain on sales of assets . .          -       906       -            906
Segment profit. . . . . . . . .      3,389        92     101          3,582
Segment assets. . . . . . . . .    367,525     6,415     187        374,127

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

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Total assets were $367.1 million at June 30, 2000, compared to $395.4 million at December 31, 1999, a decrease of $28.3 million or 7.2%. This decrease was a result of cash being used to reduce borrowings from $45.0 million to $1.6 million. This decrease was partially offset by an increase in investments from increased deposits. Cash and cash equivalents decreased from $94.4 million at December 31, 1999, to $39.9 million at June 30, 2000. This decrease was primarily a result of cash used to retire $45.0 million in borrowings. Investments available for sale increased from $7.0 million at December 31, 1999, to $23.9 million at June 30, 2000, as a result of increased deposits. Loans receivable net increased $4.9 million from $272.2 million at December 31, 1999, to $277.1 million at June 30, 2000. The Bank continues to try to serve the needs of the community by increasing deposits and using those funds to make loans in the surrounding community.

Deposit accounts increased $13.8 million from $308.9 million at December 31, 1999, to $322.7 million at June 30, 2000. Certificates of deposit increased $1.7 million from $151.0 million at December 31, 1999 to $152.7 million at June 30, 2000. Savings deposits increased $1.3 million from $13.0 million at December 31, 1999 to $14.3 million at June 30, 2000. Money market accounts increased $3.5 million from $63.8 million at December 31, 1999 to $67.3 million at June 30, 2000. Transaction accounts increased $7.6 million from $34.7 million at December 31, 1999 to $42.3 million at June 30, 2000. These increases were primarily a result of an ongoing effort to raise the deposit base for Cavalry Banking.

Stockholders' equity increased by $2.3 million from $38.8 million at December 31, 1999, to $41.1 million at June 30, 2000, as a result of net income of $1.9 million for the six months ended June 30, 2000, release of ESOP shares of $635,000 and release of Management Recognition Plan (MRP) shares of $505,000. These increases were offset by dividends declared of $710,000 and an increase in unrealized losses on available-for-sale securities of $28,000.

Nonperforming assets were $499,000 at December 31, 1999 and $720,000 at June 30, 2000.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and
  June 30, 1999.

Net Income. Net income increased to $1.1 million for the three months ended June 30, 2000, from $865,000 for the three months ended June 30, 1999, primarily as a result of a higher interest income, increased non - interest income, lower non - interest expense, and a lower provision for loan losses. These increases were partially offset by an increase in interest expense. The decline in net interest income was primarily a result of the impact of the decline in cash equivalents used to fund the special cash distribution of $53.3 million, which was paid in December 1999.

Net Interest Income. Net interest income decreased $323,000 from $4.4 million for the three months ended June 30, 1999, to $4.1 million for the three months ended June 30, 2000. This decline was a result of earning assets being utilized to fund the special cash distribution paid in December 1999. This distribution resulted in a decline in the ratio of average interest-earning assets to average interest-bearing liabilities from 144.19% for the three month period ended June 30, 1999, to 117.18% for the three months ended June 30, 2000.

Interest income increased 5.88% to $7.2 million for the three months ended June 30, 2000, from $6.8 million for the same period in 1999. Interest on loans increased from $5.8 million for the three months ended June 30, 1999, to $6.4 million for the same period in 2000. This was a result of average loans outstanding increasing from $264.8 million for the three months ended June 30, 1999, to $280.4 million for the same period in 2000. The average yield increased from 8.75% for the three months ended June 30, 1999, to 9.16% for the same period in 2000. This increase in yield was a result of increased lending rates. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds declined from $996,000 for the three months ended June 30, 1999, to $780,000 for the same period in 2000. Average investments decreased from $80.8 million for the three months ended June 30, 1999, to $49.0 million for the same period in 2000. The average yield increased from 4.92% for the three months ended June 30, 1999, to 6.37% for the same period in 2000. This increase in rate was a result of rising interest rates while the decline in volume was a result of funds used to pay the special cash distribution in December 1999.

Interest expense increased from $2.4 million for the three months ended June 30, 1999, to $3.1 million for the same period in 2000. Average deposits increased from $239.7 million for the three months ended June 30, 1999, to $279.5 million for the same period in 2000. This increase was a result of continuing efforts to increase market share of deposits. The average cost of deposits increased from 3.95% for the three months ended June 30, 1999, to 4.43% for the same period in 2000. Average borrowings were $1.6 million at an average cost of 3.74% for the three months ended June 30, 2000. There were no borrowings outstanding during the three months ended June 30, 1999. The total cost of funds increased from 3.95% for the three months ended June 30, 1999, to 4.42% for the three months ended June 30, 2000. This increase in cost was a result of higher interest rates during the quarter ended June 30, 2000. Average interest-bearing liabilities increased from $239.7 million for the three months ended June 30, 1999, to $281.1 million for the same period in 2000. Interest rate spread increased from 3.90% for the three months ended June 30 1999, to 4.32% for the same period in 2000. This increase in spread was a result of yields on earning assets increasing faster than the cost of funds. Net interest margin decreased from 5.12 % for the three months ended June 30, 1999, to 4.98% for the same period in 2000. This decrease was a result of average earning assets declining and average costing liabilities increasing.

Provision for Loan Losses. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Management also considers the level of problem assets giving greater weight to the level of classified assets than to the level of nonperforming assets because classified assets include not only nonperforming assets but also performing assets that otherwise exhibit, in management's judgement, potential credit weaknesses.

The provision for loan losses was $67,000 for the three months ended June 30, 2000, compared to $423,000 for the same period in 1999. The decrease in the provision was a result of a smaller increase in total loans outstanding between the two periods. Management deemed the allowance for loan losses adequate at June 30, 2000.

Noninterest Income. Noninterest income increased from $1.3 million for the three months ended June 30, 1999, to $1.5 million for the same period in 2000. In the mortgage banking segment net gain on sale of loans decreased from $465,000 for the three months ended June 30, 1999, to $442,000 for the same period in 2000. This decrease was a result of lower sales volume during the three months ended June 30, 2000, compared to the same period in 1999. Loan servicing fees also declined slightly from $68,000 for the three months ended June 30, 1999, to $67,000 for the same period in 2000. In the banking segment deposit fees and other operating incomes increased from $540,000 for the three months ended June 30, 1999, to $674,000 for the same period in 2000. This increase was primarily a result of growth in the number of transaction accounts. In the trust segment, trust fees increased from $233,000 for the three months ended June 30, 1999, to $267,000 for the same period in 2000 as a result of increased fees and more trust assets under management.

Noninterest Expense. Noninterest expense was $3.6 million for the three months ended June 30, 2000, compared to $3.8 million for the same period in 1999. Compensation and other employee benefits remained constant at $2.3 million for the three months ended June 30, 1999 and 2000. The increase in occupancy expense was primarily a result of repairs and maintenance on office facilities. The decreases in other expenses were primarily due to a general slowing of the economy and an effort to reduce overhead.

Income taxes. The provision for income taxes was $771,000 for the three months ended June 30, 2000, compared to $626,000 for the same period in 1999. This increase was primarily a result of higher income before taxes.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and
  June 30, 1999.

Net Income. Net income decreased to $1.9 million for the six months ended June 30, 2000, from $ 2.1 million for the six months ended June 30, 1999, primarily as a result of a higher interest expense and a larger provision for income taxes. These increases in expenses were partially offset by an increase in interest and non - interest income and a lower provision for loan losses.

Net Interest Income. Net interest income decreased from $8.9 million for the six months ended June 30, 1999, to $8.0 million for the six months ended June 30, 2000. This decline was a result of earning assets being utilized to fund the special cash distribution paid in December 1999. This distribution resulted in a decline in the ratio of average interest-earning assets to average interest-bearing liabilities from 144.49% for the six months ended June 30, 1999, to 116.79% for the six months ended June 30, 2000.

Interest income increased 4.41% to $14.2 million for the six months ended June 30, 2000, from $13.6 million for the same period in 1999. Interest on loans increased from $11.4 million for the six months ended June 30, 1999, to $12.5 million for the same period in 2000. This was a result of average loans outstanding increasing from $257.1 million for the six months ended June 30, 1999, to $277.6 million for the same period in 2000. The average yield increased from 8.89% for the six months ended June 30, 1999, to 9.04% for the same period in 2000. This increase in yield was a result of increased lending rates. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds declined from $2.2 million for the six months ended June 30, 1999, to $1.6 million for the same period in 2000. Average investments decreased from $84.6 million for the six months ended June 30, 1999, to $52.7 million for the same period in 2000. The average yield increased from 5.12% for the six months ended June 30, 1999, to 6.19% for the same period in 2000. This increase in rate was a result of rising interest rates while the decline in volume was a result of funds used to pay the special cash distribution in December 1999.

Interest expense increased from $4.7 million for the six months ended June 30, 1999, to $6.2 million for the same period in 2000. Average deposits increased from $236.5 million for the six months ended June 30, 1999, to $277.6 million for the same period in 2000. This increase was a result of continuing efforts to increase market share of deposits. The average cost of deposits increased from 4.01% for the six months ended June 30, 1999, to 4.39% for the same period in 2000. Average borrowings were $5.2 million at an average cost of 5.57% for the six months ended June 30, 2000. There were no borrowings outstanding during the six months ended June 30, 1999. The total cost of funds increased from 4.01% for the six months ended June 30, 1999, to 4.41% for the six months ended June 30, 2000. This increase in cost was a result of higher interest rates during the six months ended June 30, 2000. Average interest-bearing liabilities increased from $236.5 million for the six months ended June 30, 1999, to $282.8 million for the same period in 2000. Interest rate spread increased from 3.95% for the six months ended June 30 1999, to 4.18% for the same period in 2000. This increase in spread was a result of yields on earning assets increasing faster than the cost of funds. Net interest margin decreased from 5.21% for the six months ended June 30, 1999, to 4.83% for the same period in 2000. This decrease was a result of average earning assets declining and average costing liabilities increasing.

Provision for Loan Losses. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Management also considers the level of problem assets giving greater weight to the level of classified assets than to the level of nonperforming assets because classified assets include not only nonperforming assets but also performing assets that otherwise exhibit, in management's judgment, potential credit weaknesses.

The provision for loan losses was $141,000 for the period ending June 30, 2000, compared to $512,000 for the same period in 1999. The decrease in the provision was a result of a smaller increase in total loans outstanding between the two periods. Management deemed the allowance for loan losses adequate at June 30, 2000.

Noninterest Income. Noninterest income increased from $2.5 million for the six months ended June 30, 1999, to $2.8 million for the same period in 2000. In the mortgage banking segment net gain on sale of loans decreased from $906,000 for the six months ended June 30,1999, to $756,000 for the same period in 2000. This decrease was a result of lower sales volume during the six months ended June 30, 2000, compared to the same period in 1999. Loan servicing fees also declined slightly from $139,000 for the six months ended June 30, 1999, to $131,000 for the same period in 2000. In the banking segment, deposit fees and other operating incomes increased from $1.0 million for the six months ended June 30, 1999, to $1.4 million for the same period in 2000. This increase was primarily a result of growth in the number of transaction accounts. In the trust segment, trust fees increased from $438,000 for the six months ended June 30, 1999, to $534,000 for the same period in 2000 as a result of increased fees and more trust assets under management.

Noninterest Expense. Noninterest expense was $7.3 million for the six months ended June 30, 2000, and 1999. Compensation and other employee benefits increased from $4.4 million for the six months ended June 30, 1999 to $4.6 million for the same period in 2000. This increase was primarily a result of the MRP stock incentive plan, which was approved at the annual meeting in April 1999. Most other expenses declined for the six months ended June 30, 2000, compared the same period in 1999 as a result of slower lending activity and efforts to control expenses.

Income taxes. The provision for income taxes was $1.4 million for the six months ended June 30, 2000 compared to $1.5 million for the same period in 1999. This decrease was primarily a result of lower income before taxes.

Liquidity  and  Capital  Resources
The Company's primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. Regulations of the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient liquidity to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the daily balance of net withdrawal deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2000, cash and cash equivalents totaled $39.9 million or 10.87% of total assets, and investments available -for -sale totaling $23.9 million. At June 30, 2000, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $10.0 million.

As of June 30, 2000, The Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2000, under regulations of the OTS, the Bank's actual tangible, core and risk-based capital ratios were 11.04%, 11.04% and 12.97%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

At June 30, 2000, the Bank had loan commitments of approximately $40.8 million. In addition, at June 30, 2000, the unused portion of lines of credit extended by the Bank was approximately $8.3 million for consumer loans and $29.8 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2000, the Bank had $10.1 million of letters of credit outstanding.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1999, to June 30, 2000. However, the OTS results are not yet available for the quarter ended June 30, 2000. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1999.

The following table presents the Company's maturity gap at June 30, 2000 (In thousands).


                                         Six       After      After
                             Within     Months    One to      Three      Over
                               Six      To One     Three     to Five      Ten
                             Months      Year      Years      Years      Years       Total
                            ---------  --------  ---------  ---------  ----------  ---------
Interest-earning
 assets:

   Loans receivable, net .  $ 56,627   $47,668   $ 56,264   $ 59,586   $  61,341   $281,486
   Mortgage-backed
    securities . . . . . .         9         9         41         48         517        624
   FHLB Stock. . . . . . .     1,946         -          -          -           -      1,946
   Investment securities .     5,946    10,927      7,065          -           -     23,938
   Federal funds sold
    overnight and other
    interest-bearing
     deposits. . . . . . .    21,669         -          -          -           -     21,669
                            ---------  --------  ---------  ---------  ----------  ---------

    Total rate
     sensitive assets. . .  $ 86,197   $58,604   $ 63,370   $ 59,634   $  61,858   $329,663
                            =========  ========  =========  =========  ==========  =========

Interest-bearing
 liabilities:

Deposits:
   NOW accounts. . . . . .  $  4,613   $ 4,613   $ 18,454   $ 18,454   $       -   $ 46,134
   Passbook savings
    accounts . . . . . . .     1,429     1,429      5,716      5,716           -     14,290
   Money market
    deposit accounts . . .     6,732     6,732     26,927     26,927           -     67,318
   Certificates of
   deposit . . . . . . . .    90,443    30,513     27,053      4,555         100    152,664
Borrowings . . . . . . . .        27       553        108        108         809      1,605
                            ---------  --------  ---------  ---------  ----------  ---------
     Total rate
     sensitive liabilities  $103,244   $43,840   $ 78,258   $ 55,760   $     909   $282,011
                            =========  ========  =========  =========  ==========  =========

Excess (deficiency) of
 interest sensitive
 assets over interest
 sensitive liabilities . .  $(17,047)  $14,764   $(14,888)  $  3,874   $  60,949   $ 47,652
Cumulative excess
 (deficiency) of
 interest sensitive
 assets. . . . . . . . . .  $(17,047)  $(2,283)  $(17,171)  $(13,297)  $  47,652   $ 47,652
Cumulative ratio of
  interest-earning
 assets to interest
 -bearing liabilities. . .     83.49%    98.45%     92.38%     95.27%     116.90%    116.90%
Interest sensitivity
 gap to total rate
 sensitive assets. . . . .    (5.17)%     4.48%    (4.52)%      1.18%      18.49%     14.45%
Ratio of interest-
 earning assets to
 interest -bearing
 liabilities . . . . . . .     83.49%   133.68%     80.98%    106.95%   6,805.06%    116.90%
Ratio of cumulative
 gap to total rate
 sensitive assets. . . . .    (5.17)%   (0.69)%    (5.21)%    (4.03)%      14.45%     14.45%

Part  II.  Other  Information

Item  1.  Legal  Proceedings

     Not  applicable

Item  2.  Changes  in  Securities  and  use  of  Proceeds

     Not  applicable

Item  3.  Defaults  Upon  Senior  Securities

     Not  applicable

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders


On April 27, 2000 at the annual meeting of shareholders of Cavalry Bancorp, Inc. the following Directors were elected for three year terms:

     Name               For        Against       Abstain

Ronald F. Knight      4,897,873     11,809          0
Tim  J.  Durham       4,897,147     12,535          0
Ed  Elam              4,890,469     19,213          0

Approve the appointment of Rayburn, Betts & Bates, P.C. as the Company's Independent Auditor

                      For          Against       Abstain

                    4,900,469         804         8,409

Item  5.  Other  Information

     None

Item  6.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on Form 8-K

     (a)  Exhibits

     3.1       Charter  of  the  Registrant*
     3.2       Bylaws  of  the  Registrant*
     10.1      Employment  Agreement  with  Ed  C  Loughry,  Jr.**
     10.2      Employment  Agreement  with  Ronald  F  Knight  **
     10.3      Severance  Agreement  with  Hillard  C.  Gardner**
     10.4      Severance  Agreement  with  Ira  B.  Lewis  **
     10.5      Severance  Agreement  with  R.  Dale  Floyd  **
     10.6      Severance  Agreement  with  M.  Glenn  Layne  **
     10.7      Severance  Agreement  with  Joy  B.  Jobe**
     10.8      Severance  Agreement  with  William  S.  Jones**
     10.9      Severance  Agreement  with  David  W.  Hopper**
     10.10     Cavalry  Banking  Key  Personnel  Severance  Compensation  Plan**
     10.11     Cavalry  Banking  Employee  Stock  Ownership  Plan**
     10.12     Management  Recognition  Plan  with William H. Huddleston III ***
     10.13     Management  Recognition  Plan  with  Gary  Brown  ***
     10.14     Management  Recognition  Plan  with  Ed  Elam  ***
     10.15     Management  Recognition  Plan  with  Frank  E.  Crosslin, Jr. ***
     10.16     Management  Recognition  Plan  with  Tim  J.  Durham  ***
     10.17     Management  Recognition  Plan  with  James  C.  Cope  ***
     10.18     Management  Recognition  Plan  with  Terry  G.  Haynes  ***
     10.19     Management  Recognition  Plan  with  Ed  C.  Loughry,  Jr.  ***
     10.20     Management  Recognition  Plan  with  Ronald  F.  Knight  ***
     10.21     Management  Recognition  Plan  with  William  S.  Jones  ***
     10.22     Management  Recognition  Plan  with  Hillard  C.  Gardner  ***
     10.23     Management  Recognition  Plan  with  R.  Dale  Floyd  ***
     10.24     Management  Recognition  Plan  with  David  W.  Hopper  ***
     10.25     Management  Recognition  Plan  with  Joe  W.  Townsend  ***
     10.26     Management  Recognition  Plan  with  M.  Glenn  Layne  ***
     10.27     Management  Recognition  Plan  with  Joy  B.  Jobe  ***
     10.28     Management  Recognition  Plan  with  Ira  B.  Lewis,  Jr.  ***
     10.29     Management  Recognition  Plan  with  Elizabeth  L.  Green  ***
     10.30     Management  Recognition  Plan  with  James  O.  Sweeney,  III ***
     13        Annual  Report  to  Stockholders****
     21        Subsidiaries  of  the  Registrant****
     27        Financial  Data  Schedule

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

(b)  Reports  on  Form  8-K

     No  Reports  on Form 8-K were filed during the quarter ended June 30, 2000.

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CAVALRY  BANCORP,  INC.

Date:  August  10, 2000                      by: /s/ Ed C. Loughry, Jr.
                                                 -----------------------
                                                 Ed  C.  Loughry,  Jr.
                                                 Chairman of the Board
                                                 of Directors
                                                 Chief Executive Officer


Date:  August  10,  2000                     by: /s/  Hillard  C. Gardner
                                                 ------------------------
                                                 Hillard  C.  Gardner
                                                 Senior Vice President and
                                                 Chief Financial  Officer
                                                 (Principal Financial and
                                                 Accounting  Officer)

[ARTICLE] 9
[LEGEND]
This schedule contains financial information extracted from the consolidated financial statements of Cavalry Bancorp, Inc. for the six months ended June 30, 2000 and is qualified in its entirety by reference to such financial statements. [/LEGEND]
[CIK]     0001049535
[NAME]     CAVALRY BANCORP, INC.
[MULTIPLIER]    1000

[PERIOD-TYPE]                           6-MOS
[FISCAL-YEAR-END]                       DEC-31-2000
[PERIOD-START]                          JAN-01-2000
[PERIOD-END]                            JUN-30-2000
[CASH]                                      18,242
[INT-BEARING-DEPOSITS]                      21,669
[FED-FUNDS-SOLD]                                 0
[TRADING-ASSETS]                                 0
[INVESTMENTS-HELD-FOR-SALE]                 23,938
[INVESTMENTS-CARRYING]                         624
[INVESTMENTS-MARKET]                           616
[LOANS]                                    281,486
[ALLOWANCE]                                  4,241
[TOTAL-ASSETS]                             367,053
[DEPOSITS]                                 322,682
[SHORT-TERM]                                   526
[LIABILITIES-OTHER]                          1,660
[LONG-TERM]                                  1,079
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                    11,276
[OTHER-SE]                                  29,830
[TOTAL-LIABILITIES-AND-EQUITY]             367,053
[INTEREST-LOAN]                             12,548
[INTEREST-INVEST]                              717
[INTEREST-OTHER]                               914
[INTEREST-TOTAL]                            14,179
[INTEREST-DEPOSIT]                           6,063
[INTEREST-EXPENSE]                           6,208
[INTEREST-INCOME-NET]                        7,971
[LOAN-LOSSES]                                  141
[SECURITIES-GAINS]                               0
[EXPENSE-OTHER]                              7,290
[INCOME-PRETAX]                              3,337
[INCOME-PRE-EXTRAORDINARY]                   3,337
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                                 1,939
[EPS-BASIC]                                  .31
[EPS-DILUTED]                                  .31
[YIELD-ACTUAL]                               4.830
[LOANS-NON]                                    584
[LOANS-PAST]                                     0
[LOANS-TROUBLED]                                 0
[LOANS-PROBLEM]                              3,991
[ALLOWANCE-OPEN]                             4,194
[CHARGE-OFFS]                                   52
[RECOVERIES]                                    15
[ALLOWANCE-CLOSE]                            4,241
[ALLOWANCE-DOMESTIC]                         4,241
[ALLOWANCE-FOREIGN]                              0
[ALLOWANCE-UNALLOCATED]                          0