Form 10-Q
period 2000-09-30
CAVALRY BANCORP INC
filed 2000-11-06
CIK 1049535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

{  X  }   Quarterly  Report Under Section 13 or 15(d) of the Securities Exchange
          Act  of  1934 For the Quarterly Period Ended September 30, 2000 or

{     }   Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the Transition period from___________ To ___________

Commission  File  Number:  0-23605


                              CAVALRY BANCORP, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)

           Tennessee                                            62-1721072
--------------------------                                --------------------
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or  organization)                          I.D. Number)

114 West College Street, Murfreesboro, Tennessee                   37130
--------------------------------------------------------         ---------
 (Address  of  principal executive offices)                      (Zip Code)

                                 (615) 893-1234
                                 --------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                  Yes  X                    No
                      ---                      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common  Stock  Issued  and  Outstanding:  7,104,801  as  of  November  6,  2000.

                              CAVALRY BANCORP, INC.

                                Table of Contents

Part I   Financial  Information                                            Page

Item 1.  Financial  Statements

         Consolidated Balance Sheets at September 30, 2000 (unaudited)
         and  December  31,  1999                                              1

         Consolidated Statements of Income (unaudited) for the
         Three Month and Nine Month Periods Ended September 30, 2000 and 1999  2

         Consolidated  Statements of Comprehensive Income (unaudited) for the
         Three and Nine Month Periods Ended September 30, 2000 and 1999        3

         Consolidated Statements of Cash Flows (unaudited) for the
         Nine Month Periods Ended September 30, 2000 and 1999                  4

         Notes to Consolidated Financial Statements (unaudited)              5-6

Item  2. Management's  Discussion  and  Analysis  of  Financial
         Condition  and  Results  of  Operations                            7-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12-13

Part II  Other Information                                                    14

Signatures                                                                    15

PART I.   Financial Information

ITEM  1.                 FINANCIAL  STATEMENTS

                              CAVALRY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                        September 30, December 31,
ASSETS                                                       2000       1999
--------------------------------------------------------  ---------- ----------
                                                          (Unaudited)
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 16,262   $ 20,043
Interest-bearing deposits with
  other financial institutions. . . . . . . . . . . . . .    22,673     74,379
                                                           ---------  ---------
Cash and cash equivalents . . . . . . . . . . . . . . . .    38,935     94,422
Investment securities available-for-sale
 at fair value (amortized cost: . . . . . . . . . . . . .    27,108      6,964
 $27,090 and $6,968 at September 30, 2000
 and December 31, 1999, respectively)
Mortgage-backed securities held
 to maturity - at
 amortized cost (fair value:. . . . . . . . . . . . . . .       613        651
  $604 and $645 at September 30, 2000
 and December 31, 1999, respectively)
Loans held for sale, at estimated fair value. . . . . . .     7,129      4,485
Loans receivable, net . . . . . . . . . . . . . . . . . .   278,794    272,211
Accrued interest receivable . . . . . . . . . . . . . . .     2,348      1,784
Office properties and equipment, net. . . . . . . . . . .    15,188      9,892
Federal Home Loan Bank of Cincinnati
 stock - at cost. . . . . . . . . . . . . . . . . . . . .     1,982      1,878
Real estate and other assets acquired
 in settlement of loans . . . . . . . . . . . . . . . . .         4        166
Other assets. . . . . . . . . . . . . . . . . . . . . . .     2,834      2,966
                                                           ---------  ---------
Total assets. . . . . . . . . . . . . . . . . . . . . . .  $374,935   $395,419
                                                           =========  =========

LIABILITIES AND EQUITY
---------------------------------------------------------
Liabilities:
Deposits. . . . . . . . . . . . . . . . . . . . . . . . .  $328,418   $308,929
Borrowings. . . . . . . . . . . . . . . . . . . . . . . .     1,592     45,000
Accounts payable and other liabilities. . . . . . . . . .     2,274      2,725
                                                           ---------  ---------
               Total liabilities. . . . . . . . . . . . .   332,284    356,654
                                                           ---------  ---------
Shareholders' equity:
Preferred stock, no par value
  Authorized- 250,000 shares; none
     issued or outstanding at
     September 30, 2000 and December 31, 1999 . . . . . .         -          -
Common stock, no par value
  Authorized- 49,750,000 shares; issued
     and outstanding  7,104,801 at
      September 30, 2000 and December 31, 1999. . . . . .    11,402     10,972
Retained earnings . . . . . . . . . . . . . . . . . . . .    39,235     37,194
Unearned restricted stock . . . . . . . . . . . . . . . .    (3,466)    (4,380)
Unallocated ESOP Shares . . . . . . . . . . . . . . . . .    (4,531)    (5,019)
Accumulated other comprehensive gain (loss), net of tax .        11         (2)
                                                           ---------  ---------

Total equity. . . . . . . . . . . . . . . . . . . . . . .    42,651     38,765
                                                           ---------  ---------
Total liabilities and equity. . . . . . . . . . . . . . .  $374,935   $395,419
                                                           =========  =========

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



                                CAVALRY BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                        Three  Months  Ended     Nine  Months  Ended
                                            September  30,          September  30,
                                          2000         1999        2000        1999
                                          ----         ----        ----        ----
Interest and dividend income:
 Loans. . . . . . . . . . . . . . .  $    6,651   $    6,036  $   19,199  $   17,468
 Investment securities. . . . . . .         446          543       1,142       1,768
 Deposits with other
   financial institutions . . . . .         431          499       1,345       1,419
 Mortgage-backed securities
   held to maturity . . . . . . . .          10            9          31          30
                                     -----------  ----------  ----------  ----------
       Total interest and
           dividend income. . . . .       7,538        7,087      21,717      20,685
                                     -----------  ----------  ----------  ----------
Interest expense - deposits . . . .       3,248        2,532       9,311       7,231
Interest expense - borrowings . . .          15            -         160           -
                                     -----------  ----------  ----------  ----------
      Total interest expense. . . .       3,263        2,532       9,471       7,231
                                     -----------  ----------  ----------  ----------
 Net interest income. . . . . . . .       4,275        4,555      12,246      13,454
 Provision for loan losses. . . . .           -          132         141         644
                                     -----------  ----------  ----------  ----------
  Net interest income after
     provision for loan losses. . .       4,275        4,423      12,105      12,810
                                     -----------  ----------  ----------  ----------
Non-interest income:
  Servicing income. . . . . . . . .          60           59         191         198
  Gain on sale of loans, net. . . .         419          692       1,175       1,598
  Gain (loss) on sale of office
    properties and equipment. . . .         (16)           -           2           -
  Deposit servicing fees
    and charges . . . . . . . . . .         665          546       1,844       1,451
  Trust service fees. . . . . . . .         267          249         801         687
  Other operating income. . . . . .          67           61         246         197
                                     -----------  ----------  ----------  ----------
    Total non-interest income . . .       1,462        1,607       4,259       4,131
                                     -----------  ----------  ----------  ----------
 Non-interest expenses:
   Compensation, payroll taxes
     and fringe benefits. . . . . .       2,457        2,381       7,063       6,761
   Occupancy expense. . . . . . . .         174          186         523         533
   Supplies, communications
    and other office expenses . . .         192          204         592         654
   Federal insurance premiums . . .          16           37          47         112
   Advertising expense. . . . . . .          52           48         204         229
   Equipment and service
         bureau expense . . . . . .         512          603       1,536       1,776
   Other operating expenses . . . .         350          315       1,078       1,038
                                     -----------  ----------  ----------  ----------
     Total non-interest expenses. .       3,753        3,774      11,043      11,103
                                     -----------  ----------  ----------  ----------
  Earnings before income
      tax expense . . . . . . . . .       1,984        2,256       5,321       5,838
  Income tax expense. . . . . . . .         815          918       2,213       2,407
                                     -----------  ----------  ----------  ----------
     Net income . . . . . . . . . .  $    1,169   $    1,338  $    3,108  $    3,431
                                     ===========  ==========  ==========  ==========

Basic earnings per share. . . . . .  $     0.18   $     0.20  $     0.49  $     0.52
                                     ===========  ==========  ==========  ==========

Weighted average shares outstanding   6,397,364    6,580,643   6,353,054   6,656,391
                                     ===========  ==========  ==========  ==========


Dividends declared $0.05 per share payable October 13, 2000 for shareholders of record date September 30, 2000.

See  accompanying  notes  to  consolidated  financial  statements.


                              CAVALRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                      Three Months Ended    Nine Months Ended
                                         September  30,       September  30,
                                           2000    1999        2000    1999
                                           ----    ----        ----    ----
Net income. . . . . . . . . . . . . . .  $1,169  $1,338      $3,108  $3,431
Other comprehensive income, net of tax
Unrealized gains (losses) on securities
 available for sale . . . . . . . . . .      41      14          13     (78)
                                         ------  ------      ------   ------

Comprehensive income. . . . . . . . . .  $1,210  $1,352      $3,121  $3,353
                                         ======  ======      ======  =======

See  accompanying  notes  to  consolidated  financial  statements.


                              CAVALRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               2000      1999
                                                               ----      ----
Operating activities:
          Net cash provided by operating activities . . .  $  1,224   $ 10,303
                                                           ---------  ---------
Investing activities:
   Increase in loans receivable, net. . . . . . . . . . .    (6,468)   (34,857)
   Principal payments on mortgage
        backed securities held to maturity. . . . . . . .        36        237
  Proceeds from sales of office properties and equipment.       272          -
  Purchase of investment securities
     available for sale . . . . . . . . . . . . . . . . .   (28,901)   (35,965)
  Proceeds from maturities of investment securities . . .     9,000     41,500
   Purchase of office properties and equipment. . . . . .    (6,215)    (1,085)
                                                           ---------  ---------
          Net cash used in investing activities . . . . .   (32,276)   (30,170)
                                                           ---------  ---------

Financing activities:
  Net increase in deposits. . . . . . . . . . . . . . . .    19,489     31,383
  Dividends paid. . . . . . . . . . . . . . . . . . . . .    (1,065)      (714)
  Net increase (decrease) in borrowings . . . . . . . . .   (43,408)         -
  Stock repurchase and retirement . . . . . . . . . . . .         -     (8,865)
Payments by borrowers for
  property taxes and insurance. . . . . . . . . . . . . .       549        559
                                                           ---------  ---------
         Net cash provided by (used in)
          financing activities. . . . . . . . . . . . . .   (24,435)    22,363
                                                           ---------  ---------
Increase (decrease) in cash and cash equivalents. . . . .   (55,487)     2,496
Cash and equivalents, beginning of period . . . . . . . .    94,422     53,188
                                                           ---------  ---------

 Cash and cash equivalents, end of period . . . . . . . .  $ 38,935   $ 55,684
                                                           =========  =========

SUPPLEMENT DISCLOSURES OF CASH
   FLOW INFORMATION:
Payments during the period for:
Interest. . . . . . . . . . . . . . . . . . . . . . . . .  $  9,193   $  7,201
                                                           =========  =========
Income taxes. . . . . . . . . . . . . . . . . . . . . . .  $  2,831   $  3,569
                                                           =========  =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

 Interest credited to deposits. . . . . . . . . . . . . .  $  3,381   $  2,946
                                                           =========  =========
 Increase (decrease) in deferred tax asset related
   to unrealized loss on investments. . . . . . . . . . .  $     (7)  $     46
                                                           =========  =========
Net unrealized gain (losses) on investment
    securities available for sale . . . . . . . . . . . .  $     20   $   (124)
                                                           =========  =========
Dividends declared and payable. . . . . . . . . . . . . .  $    355   $    355
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

The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999.

2.     Earnings  Per  Share

Earnings per share has been computed for the three and nine months ended September 30, 2000, based upon weighted average common shares outstanding of 6,397,364 and 6,353,054 respectively. Earnings per share has been computed for the three and nine months ended September 30, 1999, based upon weighted average common shares outstanding of 6,580,643 and 6,656,391 respectively. The Company had no dilutive securities, therefore diluted earnings per share is the same as basic earnings per share.

3.     Business  Segments

The Company and its subsidiary provide community oriented banking services to individuals and businesses primarily within Rutherford, Bedford, and Williamson counties in Middle Tennessee.

The Company's segments are identified by the products and services offered, principally distinguished as banking, trust and mortgage banking operations. Approximately 30% of mortgage banking revenues are derived each year from transactions with agencies of the U.S. government. In addition, one unrelated entity purchased approximately 50% of mortgages sold in 1999.

Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in Note 1 of the 1999 Annual Report to Shareholders. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense, and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods. These methods have been consistently applied.


                                             Mortgage
For the quarter ended . . . . .  Banking      Banking   Trust   Consolidated
September 30, 2000
Interest revenue. . . . . . . .  $   7,538   $      -  $    -      $   7,538
Other income-external customers        732         60     267          1,059
Interest expense. . . . . . . .      3,263          -       -          3,263
Depreciation and amortization .        161         31       8            200
Other significant items:
     Provision for loan losses.          -          -       -              -
     Gain (loss) on
         sales of assets. . . .        (16)       419       -            403
Segment profit. . . . . . . . .      1,920          -      64          1,984
Segment assets. . . . . . . . .    369,050      5,703     182        374,935



                                            Mortgage
For the quarter ended . . . . .  Banking     Banking   Trust   Consolidated
September 30, 1999
Interest revenue. . . . . . . .  $   7,087  $      -  $    -      $   7,087
Other income-external customers        607        59     249            915
Interest expense. . . . . . . .      2,532         -       -          2,532
Depreciation and amortization .        200        48      22            270
Other significant items:
    Provision for loan losses .        132         -       -            132
    Gain on sales of assets . .          -       692       -            692
Segment profit. . . . . . . . .      2,033       161      62          2,256
Segment assets. . . . . . . . .    384,990     5,703     182        390,875



                                            Mortgage
For the nine months ended . . .  Banking     Banking    Trust   Consolidated
September 30, 2000
Interest revenue. . . . . . . .  $  21,717  $      -   $    -     $   21,717
Other income-external customers      2,090       191      801          3,082
Interest expense. . . . . . . .      9,471         -        -          9,471
Depreciation and amortization .        493        93       24            610
Other significant items:
    Provision for loan losses .        141         -        -            141
    Gain on sales of assets . .          2     1,175        -          1,177
Segment profit (loss) . . . . .      5,126        (5)     200          5,321
Segment assets. . . . . . . . .    367,330     7,162      443        374,935



                                            Mortgage
For the nine months ended . . .  Banking     Banking   Trust   Consolidated
September 30, 1999
Interest revenue. . . . . . . .  $  20,685  $      -  $    -     $   20,685
Other income-external customers      1,648       198     687          2,533
Interest expense. . . . . . . .      7,231         -       -          7,231
Depreciation and amortization .        622       150      43            815
Other significant items:
    Provision for loan losses .        644         -       -            644
   Gain on sales of assets. . .          -     1,598       -          1,598
Segment profit. . . . . . . . .      5,413       262     163          5,838
Segment assets. . . . . . . . .    384,990     5,703     182        390,875

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Total assets were $374.9 million at September 30, 2000, compared to $395.4 million at December 31, 1999, a decrease of $20.5 million or 5.18%. This decrease was a result of cash being used to reduce borrowings from $45.0 million to $1.6 million. This decrease was partially offset by an increase in investments from increased deposits. Cash and cash equivalents decreased from $94.4 million at December 31, 1999, to $38.9 million at September 30, 2000. This decrease was primarily a result of cash used to retire $45.0 million in borrowings. Investments available for sale increased from $7.0 million at December 31, 1999, to $27.1 million at September 30, 2000, as a result of increased deposits. Loans receivable net increased $6.6 million from $272.2 million at December 31, 1999, to $278.8 million at September 30, 2000. Office properties and equipment increased from $9.9 million at December 31, 1999 to $15.2 million at September 30, 2000. This increase was primarily a result of the construction of a new operations building that was completed in late September. The construction of this building will allow additional growth in the downtown main office and the consolidation of support operations. The Bank continues to try to serve the needs of the community by increasing deposits and using those funds to make loans in the surrounding community.

Deposit accounts increased $19.5 million from $308.9 million at December 31, 1999, to $328.4 million at September 30, 2000. Certificates of deposit increased $5.4 million from $151.0 million at December 31, 1999 to $156.4 million at September 30, 2000. Savings deposits increased $425,000 from $13.0 million at December 31, 1999 to $13.4 million at September 30, 2000. Money market accounts increased $4.2 million from $63.8 million at December 31, 1999 to $68.0 million at September 30, 2000. Transaction accounts increased $7.5 million from $34.7 million at December 31, 1999 to $42.2 million at September 30, 2000. These increases were primarily a result of an ongoing effort to raise the deposit base for the Bank.

Stockholders' equity increased by $3.9 million from $38.8 million at December 31, 1999, to $42.7 million at September 30, 2000, as a result of net income of $3.1 million for the nine months ended September 30, 2000, release of ESOP shares of $918,000 and release of Management Recognition Plan (MRP) shares of $914,000 and an unrealized gain on available for sale securities of $13,000 net of taxes. These increases were offset by dividends declared of $1.1 million.

Nonperforming assets were $499,000 at December 31, 1999 and $589,000 at September 30, 2000.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and September 30, 1999.

Net Income. Net income was $1.2 million for the three months ended September 30, 2000 compared to $1.3 million for the three months ended September 30, 1999. This decline was primarily a result of higher interest expense and lower non interest income. These factors were offset by lower non interest expense, higher interest income and a lower provision for loan losses. The decline in net interest income was primarily a result of the impact of the decline in cash equivalents used to fund the special cash distribution of $53.3 million, which was paid in December 1999.

Net Interest Income. Net interest income decreased $300,000 from $4.6 million for the three months ended September 30, 1999, to $4.3 million for the three months ended September 30, 2000. This decline was a result of earning assets being utilized to fund the special cash distribution paid in December 1999. This distribution resulted in a decline in the ratio of average interest-earning assets to average interest-bearing liabilities from 140.85% for the three months ended September 30, 1999, to 117.37% for the three months ended September 30, 2000.

Interest income increased 5.63% to $7.5 million for the three months ended September 30, 2000, from $7.1 million for the same period in 1999. Interest on loans increased from $6.0 million for the three months ended September 30, 1999, to $6.7 million for the same period in 2000. This was a result of average loans outstanding increasing from $274.6 million for the three months ended September 30, 1999, to $281.1 million for the same period in 2000. The average yield increased from 8.79% for the three months ended September 30, 1999, to 9.47% for the same period in 2000. This increase in yield was a result of increased lending rates. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds declined from $1.1 million for the three months ended September 30, 1999, to $887,000 for the same period in 2000. Average investments decreased from $82.1 million for the three months ended September 30, 1999, to $52.3 million for the same period in 2000. The average yield increased from 5.01% for the three months ended September 30, 1999, to 6.73% for the same period in 2000. This increase in rate was a result of rising rates while the decline in volume was a result of funds used to pay the special cash distribution in December 1999.

Interest expense increased from $2.5 million for the three months ended September 30, 1999, to $3.3 million for the same period in 2000. Average deposits increased from $253.2 million for the three months ended September 30, 1999, to $282.4 million for the same period in 2000. This increase was a result of continuing efforts to increase market share of deposits. The average cost of deposits increased from 3.97% for the three months ended September 30, 1999, to 4.56% for the same period in 2000. Average borrowings were $1.6 million at an average cost of 3.73% for the three months ended September 30, 2000. There were no borrowings outstanding during the three months ended September 30, 1999. The total cost of funds increased from 3.97% for the three months ended September 30, 1999, to 4.56% for the three months ended September 30, 2000. This increase in cost was a result of higher interest rates during the quarter ended September 30, 2000. Average interest-bearing liabilities increased from $253.2 million for the three months ended September 30, 1999, to $284.0 million for the same period in 2000. Interest rate spread increased from 3.98% for the three months ended September 30 1999, to 4.48% for the same period in 2000. This increase in spread was a result of yields on earning assets increasing faster than the cost of funds. Net interest margin increased from 5.11 % for the three months ended September 30, 1999, to 5.13% for the same period in 2000.

Provision for Loan Losses. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Management also considers the level of problem assets, giving greater weight to the level of classified assets than to the level of nonperforming assets because classified assets include not only nonperforming assets but also performing assets that otherwise exhibit, in management's judgement, potential credit weaknesses.

There was no provision for loan losses for the three months ended September 30, 2000, compared to $132,000 for the same period in 1999. The decrease in the provision was a result of a smaller increase in total loans outstanding between the two periods. Management deemed the allowance for loan losses adequate at September 30, 2000.

Noninterest Income. Noninterest income decreased from $1.6 million for the three months ended September 30, 1999, to $1.5 million for the same period in 2000. In the mortgage banking segment, net gain on sale of loans decreased from $692,000 for the three months ended September 30, 1999, to $419,000 for the same period in 2000. The higher gain in 1999 was a result of a non recurring bulk sale of a portion of the servicing portfolio in the amount of $199,000. Discounting the one time transaction, the gain for the three months ended September 30, 1999, would have been $493,000. The decline in net gain on sale of loans was a result of narrower margins due to market competition and lower volumes. Loan servicing fees increased slightly from $59,000 for the three months ended September 30, 1999, to $60,000 for the same period in 2000. In the banking segment, deposit fees and other operating incomes increased from $607,000 for the three months ended September 30, 1999, to $732,000 for the same period in 2000. This increase was a result of growth in the number of transaction accounts and increased charges. In the trust segment, trust fees increased from $249,000 for the three months ended September 30, 1999, to $267,000 for the same period in 2000 as a result of increased fees and more trust assets under management.

Noninterest Expense. Noninterest expense was $3.8 million for the three months ended September 30, 2000, and 1999. Compensation and other employee benefits increased from $2.4 million for the three months ended September 30, 1999, to $2.5 million for the three months ended September 30, 2000. This increase was a result of vesting of a deceased director's MRP shares. The increase in other operating expense was primarily a result of increased professional fees. The decreases in other expenses were primarily due to a general slowing of the economy and an effort to reduce overhead. The company expects occupancy expense to increase beginning in the fourth quarter of 2000 as a result of occupying the new operations building.

Income taxes. The provision for income taxes was $815,000 for the three months ended September 30, 2000, compared to $918,000 for the same period in 1999. This decrease was primarily a result of lower income before taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and September 30, 1999.

Net Income. Net income decreased to $3.1 million for the nine months ended September 30, 2000, from $3.4 million for the nine months ended September 30, 1999, primarily as a result of a higher interest expense. This increase in interest expenses was partially offset by an increase in interest and non interest income and a lower provision for loan losses.

Net Interest Income. Net interest income decreased from $13.5 million for the nine months ended September 30, 1999, to $12.2 million for the nine months ended September 30, 2000. This decline was a result of earning assets being utilized to fund the special cash distribution paid in December 1999. This distribution resulted in a decline in the ratio of average interest-earning assets to average interest-bearing liabilities from 144.31% for the nine months ended September 30, 1999, to 116.37% for the nine months ended September 30, 2000.

Interest income increased 4.83% to $21.7 million for the nine months ended September 30, 2000, from $20.7 million for the same period in 1999. Interest on loans increased from $17.5 million for the nine months ended September 30, 1999, to $19.2 million for the same period in 2000. This was a result of average loans outstanding increasing from $262.9 million for the nine months ended September 30, 1999, to $278.7 million for the same period in 2000. The average yield increased from 8.88% for the nine months ended September 30, 1999, to 9.20% for the same period in 2000. This increase in yield was a result of increased lending rates. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds declined from $3.2 million for the nine months ended September 30, 1999, to $2.5 million for the same period in 2000. Average investments decreased from $86.4 million for the nine months ended September 30, 1999, to $50.9 million for the same period in 2000. The average yield increased from 4.97% for the nine months ended September 30, 1999, to 6.61% for the same period in 2000. This increase in rate was a result of rising rates while the decline in volume was a result of funds used to pay the special cash distribution in December 1999.

Interest expense increased from $7.2 million for the nine months ended September 30, 1999, to $9.5 million for the same period in 2000. Average deposits increased from $242.1 million for the nine months ended September 30, 1999, to $279.2 million for the same period in 2000. This increase was a result of continuing efforts to increase market share of deposits. The average cost of deposits increased from 3.99% for the nine months ended September 30, 1999, to 4.45% for the same period in 2000. Average borrowings were $4.0 million at an average cost of 5.31% for the nine months ended September 30, 2000. There were no borrowings outstanding during the nine months ended September 30, 1999. The total cost of funds increased from 3.99% for the nine months ended September 30, 1999, to 4.47% for the nine months ended September 30, 2000. This increase in cost was a result of higher interest rates during the nine months ended
September 30, 2000. Average interest-bearing liabilities increased from $242.1 million for the nine months ended September 30, 1999, to $283.2 million for the same period in 2000. Interest rate spread increased from 3.93% for the nine months ended September 30, 1999, to 4.33% for the same period in 2000. This increase in spread was a result of yields on earning assets increasing faster than the cost of funds. Net interest margin decreased from 5.15% for the nine months ended September 30, 1999, to 4.96% for the same period in 2000. This decrease was a result of average earning assets declining and average costing liabilities increasing.

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

The provision for loan losses was $141,000 for the nine months ended September 30, 2000, compared to $644,000 for the same period in 1999. The decrease in the provision was a result of a smaller increase in total loans outstanding between the two periods. Management deemed the allowance for loan losses adequate at September 30, 2000.

Noninterest Income. Noninterest income increased from $4.1 million for the nine months ended September 30, 1999, to $4.3 million for the same period in 2000. In the mortgage banking segment net gain on sale of loans decreased from $1.6 million for the nine months ended September 30, 1999, to $1.2 million for the same period in 2000. This decrease was a result of lower sales volume and declining margins due to market competition. Loan servicing fees also declined slightly from $198,000 for the nine months ended September 30, 1999, to $191,000 for the same period in 2000. In the banking segment, deposit fees and other operating incomes increased from $1.6 million for the nine months ended September 30, 1999, to $2.1 million for the same period in 2000. This increase was primarily a result of growth in the number of transaction accounts. In the trust segment, trust fees increased from $687,000 for the nine months ended September 30, 1999, to $801,000 for the same period in 2000 as a result of increased fees and more trust assets under management.

Noninterest Expense. Noninterest expense was $11.0 million for the nine months ended September 30, 2000, compared to $11.1 million for the same period in 1999. Compensation and other employee benefits increased from $6.8 million for the nine months ended September 30, 1999 to $7.1 million for the same period in 2000. This increase was primarily a result of the MRP stock incentive plan, which was approved at the annual meeting in April 1999. Most other expenses declined for the nine months ended September 30, 2000, compared the same period in 1999 as a result of slower lending activity and efforts to control expenses.

Income taxes. The provision for income taxes was $2.2 million for the nine months ended September 30, 2000 compared to $2.4 million for the same period in 1999. This decrease was primarily a result of lower income before taxes.

Liquidity  and  Capital  Resources
The Company's primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. Regulations of the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient liquidity to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the daily balance of net withdrawal deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2000, cash and cash equivalents totaled $38.9 million or 10.38% of total assets, and investments available-for-sale totaling $27.1 million. At September 30, 2000, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $10.0 million.

As of September 30, 2000, The Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2000, under regulations of the OTS, the Bank's actual tangible, core and risk-based capital ratios were 11.09%, 11.09% and 12.30%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

At September 30, 2000, the Bank had loan commitments of approximately $32.5 million. In addition, at September 30, 2000, the unused portion of lines of credit extended by the Bank was approximately $9.2 million for consumer loans and $26.8 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2000, the Bank had $8.4 million of letters of credit outstanding.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 1999, to September 30, 2000. However, the OTS results are not yet available for the quarter ended September 30, 2000. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 1999.

The following table presents the Company's maturity gap at September 30, 2000 (In thousands).


                                         Six        After      After
                              Within    Months     One to      Three      Over
                               Six      To One      Three     to Five      Ten
                              Months     Year       Years      Years      Years       Total
                            --------  ---------  ---------  ---------  ----------  ---------
Interest-earning
 assets:

   Loans receivable, net. .  $52,610   $ 50,968   $ 60,352   $ 57,217   $  64,776   $285,923
   Mortgage-backed
        securities. . . . .        9          9         41         47         507        613
   FHLB Stock . . . . . . .    1,982          -          -          -           -      1,982
   Investment securities. .   11,951      5,088     10,069          -           -     27,108
   Federal funds sold
   overnight and other
    interest-bearing
    deposits. . . . . . . .   22,673          -          -          -           -     22,673
                            --------  ---------  ---------  ---------  ----------  ---------

     Total rate
          sensitive assets.  $89,225   $ 56,065   $ 70,462   $ 57,264   $  65,283   $338,299
                             =======   ========   ========   ========   =========   ========

Interest-bearing
 liabilities:

Deposits:
   NOW accounts . . . . . .  $ 4,837   $  4,837   $ 19,349   $ 19,349   $       -   $ 48,372
   Passbook savings
      accounts. . . . . . .    1,344      1,344      5,377      5,377           -     13,442
   Money market
      deposit accounts. . .    6,799      6,799     27,197     27,197           -     67,992
   Certificates of
      deposit . . . . . . .   66,783     57,186     28,340      4,029          49    156,387
Borrowings. . . . . . . . .      543         18         71         71         889      1,592
                             --------  ---------  ---------  ---------  ----------  --------
      Total rate
      sensitive liabilities  $80,306   $ 70,184   $ 80,334   $ 56,023   $     938   $287,785
                             ========  =========  =========  =========  ==========  ========

Excess (deficiency) of
   interest sensitive
   assets over interest
  sensitive liabilities . .  $ 8,919   $(14,119)  $ (9,872)  $  1,241   $  64,345   $ 50,514
Cumulative excess
 (deficiency) of
 interest sensitive
 assets . . . . . . . . . .  $ 8,919   $ (5,200)  $(15,072)  $(13,831)  $  50,514   $ 50,514
Cumulative ratio of
 interest-earning
 assets to interest-
 bearing liabilities. . . .  111.11%     96.54%     93.47%     95.18%     117.55%    117.55%
Interest sensitivity
 gap to total rate
 sensitive assets . . . . .    2.64%    (4.17)%    (2.92)%      0.37%      19.02%     14.93%
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities. . . . . . . .  111.11%     79.88%     87.71%    102.22%   6,959.81%    117.55%
Ratio of cumulative
 gap to total rate
 sensitive assets . . . . .    2.64%    (1.54)%    (4.46)%    (4.09)%      14.93%     14.93%

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

     (b)  Reports  on  Form  8-K

          No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CAVALRY  BANCORP,  INC.

Date:  November  6,  2000               by:  /s/  Ed  C. Loughry,  Jr.
                                             -------------------------
                                             Ed C. Loughry, Jr.
                                             Chairman of the Board
                                             of Directors
                                             Chief Executive Officer


Date:  November  6, 2000                 by: /s/ Hillard C. Gardner
                                             ------------------------
                                             Hillard C. Gardner
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)