Form 10-K
period 2000-12-31
CAVALRY BANCORP INC
filed 2001-03-26
CIK 1049535

0

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Fiscal  Year  Ended  December  31,  2000     OR

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934

                         Commission File Number: 0-23605

                              CAVALRY BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

      Tennessee                                                62-1721072
  ----------------                                          -----------------
(State  or  other  jurisdiction  of  incorporation          (I.R.S.  Employer
  or  organization)                                             I.D.  Number)

114  West  College  Street,  Murfreesboro,  Tennessee                 37130
-----------------------------------------------------               ----------
  (Address  of  principal  executive  offices)                    (Zip  Code)

Registrant's telephone number, including area code:               (615) 893-1234
                                                                  --------------

Securities  registered  pursuant to Section 12(b) of the Act:               None
                                                                            ----

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, no
                                                             par value per share
                                                           ---------------------
                                                            (Title  of  Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   X    NO
              ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X
                 ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the NASDAQ National Market System under the symbol "CAVB" on March 26, 2000, was $83,481,412 (7,104,801 shares at $11.75 per share). It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders (including the Cavalry Banking Employee Stock Ownership
Plan)  are  affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2000 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III).

                                     PART I
ITEM  1.  BUSINESS
------------------

GENERAL

Cavalry Bancorp, Inc. ("Company"), a Tennessee corporation, was organized on November 5, 1997 for the purpose of becoming the holding company for Cavalry Banking ("Bank") upon the Bank's conversion from a federally-chartered mutual to a federally-chartered stock savings bank ("Conversion"). The Conversion was completed on March 16, 1998. At December 31, 2000, the Company had total assets of $384.3 million, total deposits of $336.5 million and shareholders' equity of $44.0 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statement and related data, relates primarily to the Bank.

The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits and the Securities and Exchange Commission ("SEC"). The Bank's deposits have been federally insured since 1936 and are currently insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1936.

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

SELECTED  FINANCIAL  DATA

This information is incorporated by reference from pages 13 and 14 of the 2000 Annual Report to Stockholders ("Annual Report") included herein as Exhibit 13.

LENDING  ACTIVITIES

GENERAL. At December 31, 2000, the Bank's total loans receivable portfolio amounted to $283.7 million, or 73.82% of total assets at that date. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one-to-four family properties, with such loans amounting to $64.8 million, or 20.6% of total loans at December 31, 2000. In addition, the Bank originates construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.


                                                                At  December  31,
                      --------------------------------------------------------------------------------------------
                             2000                1999                1998               1997              1996
                      -----------------    -----------------    ---------------   ---------------   --------------
                      Amount    Percent    Amount    Percent    Amount  Percent   Amount  Percent   Amount  Percent
                      ------    -------    ------    -------    ------  -------   ------  -------   ------  ------
                                              (Dollars in thousands)
Mortgage Loans:
 One-to-four
  family(1). . . .  $ 64,776      20.6%  $ 60,261      18.1%  $ 75,554   24.8%  $ 82,930   32.9%  $ 81,279   33.1%
 Multi-family. . .     2,519       0.8        780       0.2      1,125    0.4      1,338    0.5      2,847    1.2
 Commercial. . . .    80,029      25.4     71,419      21.4     52,516   17.2     39,690   15.8     30,099   12.3
 Construction. . .    56,015      17.8     69,421      20.9     84,900   27.9     54,666   21.7     61,032   24.9
 Land acquisition
  and development.    21,498       6.8     40,645      12.2     15,367    5.1     17,011    6.8     18,799    7.7
                    --------  ---------  --------  ---------  --------  ------  --------  ------  --------  ------
 Total mortgage
  loans . . . . .    224,837      71.4    242,526      72.8    229,462   75.4    195,635   77.7    194,056   79.2
                    --------             --------             --------          --------          --------
Consumer Loans:
 Home equity
  lines of credit      5,322       1.7      4,788       1.4      3,790    1.2      2,783    1.1      1,964    0.8
 Automobile. . . .     8,609       2.7      8,632       2.6      6,788    2.2      5,028    2.0      3,716    1.5
 Unsecured . . . .     1,884       0.6      1,649       0.5      1,527    0.5      1,684    0.7      1,779    0.7
 Other secured . .    36,280      11.5     38,809      11.7     32,792   10.8     23,852    9.5     23,037    9.4
                    --------  ---------  --------  ---------  --------  ------  --------  ------  --------  ------
 Total consumer
  loans . . . . .     52,095      16.5     53,878      16.2     44,897   14.7     33,347   13.3     30,496   12.4
                    --------  ---------  --------  ---------  --------  ------  --------  ------  --------  ------
Commercial
 business loans. .    38,177      12.1     36,456      11.0     30,213    9.9     22,544    9.0     20,698    8.4
                    --------  ---------  --------  ---------  --------  ------  --------  ------  --------  ------
 Total loans . . .   315,109     100.0%   332,860     100.0%   304,572  100.0%   251,526  100.0%   245,250  100.0%
                              =========            =========            ======            ======            ======
Less:
 Undisbursed
  portion of loans
  in process. . .     26,471               51,243               52,098            30,178            36,573
 Net deferred
  loan fees . . .        742                  785                  773               710               701
 Allowance for
  loan losses . .      4,235                4,136                3,231             2,804             2,123
                    --------            ---------             --------         ---------          --------

 Total loans
  receivable,
  net . . . . . .   $283,661             $276,696             $248,470          $217,834          $205,853
                    ========            =========             ========          ========          ========

------------
(1)     Includes  loans  held-for-sale.

ONE-TO-FOUR FAMILY REAL ESTATE LENDING. Historically, the Bank has concentrated its lending activities on the origination of loans secured by first mortgage loans on existing one-to-four family residences located in its primary market area. At December 31, 2000, $64.8 million, or 20.6% of the Bank's total loan portfolio, consisted of such loans. The Bank originated $103.2 million, $121.2 million and $159.3 million of one-to-four family residential mortgage loans during the years ended December 31, 2000, 1999, and 1998, respectively.

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

The Bank also originates ARM loans at rates and terms competitive with market conditions. At December 31, 2000, $54.9 million, or 17.4% of the Bank's gross loan portfolio, were subject to periodic interest rate adjustments. The Bank originates for its portfolio ARM loans which provide for an interest rate which adjusts every year or which is fixed for one, three or five years and then adjusts every year after the initial period. Most of the Bank's one-year, three-year and five-year ARMs adjust every year after the initial fixed rate period based on the one year Treasury constant maturity index. The Bank's ARMs are typically based on a 30-year amortization schedule. The Bank qualifies the borrowers on its nonconforming ARM loans (i.e., loans not originated in conformity with standards that would permit the loans to be sold in the secondary market) based on the initial rate. The Bank qualifies the borrowers on its conforming ARM loans based on the maximum note interest rate during the second year of the loan. A one-year ARM loan that is originated according to FHLMC secondary market standards may be converted to a fixed-rate loan within five years of the origination date. ARM loans that are not saleable to the FHLMC are not permitted to be converted to fixed rate loans. The Bank does not offer deep discount or "teaser" rates. The Bank's current ARM loans do not provide for negative amortization. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 5% to 6%, respectively.

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

The Bank also originates one-to-four family mortgage loans under Federal Housing Administration ("FHA") and Veterans Administration ("VA") programs and the Tennessee Housing and Development Agency ("THDA"), an affordable housing program. FHA, VA and THDA loans are generally sold to private investors with servicing released (i.e., the right to collect principal and interest payments and forward it to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions is sold with the loan). See "-- Loan Originations, Sales and Purchases."

The Bank generally requires title insurance insuring the status of its lien or an acceptable attorney's opinion on all loans where real estate is the primary source of security. The Bank also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

The Bank's one-to-four family residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Bank's Board of Directors, the Bank can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan; however, the Bank generally obtains private mortgage insurance on the portion of the principal amount that exceeds 80% to 95% of the appraised value of the security property.

CONSTRUCTION LENDING. The Bank actively originates three types of residential construction loans: (i) speculative construction loans, (ii) pre-sold construction loans and (iii) construction/permanent loans. To a substantially lesser extent, the Bank also originates construction loans for the development of multi-family and commercial properties.

At December 31, 2000, the composition of the Bank's construction loan portfolio was as follows:

                                Outstanding   Percent of
                                 Balance(1)     Total
                                 ----------     -----
                               (In thousands)
Residential:
 Speculative  construction          $30,270     54.04%
 Pre-sold  construction              13,168     23.51
 Construction/permanent               7,209     12.87
Commercial  and  multi-family         5,368      9.58
                                  ---------    -------
 Total                              $56,015    100.00%
                                    =======    ======
____________________
(1)     Includes  loans  in  process.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to pay debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 115 local builders, many of whom may have only one or two speculative loans outstanding from the Bank. The Bank considers approximately 30 builders as core borrowers with several speculative loans outstanding at any one time. Rather than originating lines of credit to homebuilders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with interest rates ranging from 0.5% to 2.0% above the prime lending rate, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. At December 31, 2000, the Bank had 8 borrowers each with aggregate outstanding speculative loan balances of more than $500,000, all of which were performing according to their respective terms and the largest of which amounted to $1.4 million.

Unlike speculative construction loans, pre-sold construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Bank or another lender. Pre-sold construction loans are generally originated for a term of 12 months, with adjustable interest rates ranging from 0.5% to 1.0% above the prime lending rate, and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or cost, whichever is less. At December 31, 2000, the largest outstanding pre-sold construction loan had an outstanding balance of $270,000 and was performing according to its terms.

Construction/permanent loans are originated to the homeowner rather than the homebuilder. The construction phase of a construction/permanent loan generally lasts 12 months and the interest rate charged is generally 7.25% to 8.50%, fixed, and with loan-to-value ratios of 80% (or up to 95% with private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less. At the completion of construction, the Bank may either originate a fixed-rate mortgage loan or an ARM loan. See "-- Lending Activities -- One- to- Four Family Real Estate Lending." At December 31, 2000, the largest outstanding construction/permanent loan had an outstanding balance of $348,000 and was performing according to its terms.

The Bank also provides construction financing for non-residential properties (i.e., multi-family and commercial properties). At December 31, 2000, such construction loans amounted to $5.4 million.

Construction loans up to $1,000,000 may be approved by combining the lending authority of loan officers up to the required level. The maximum lending authority for any one loan officer is $500,000. The level of each individual loan officer's lending authority is reviewed and approved annually. All construction loans over $1,000,000 must be approved by the Board of Directors. See "-- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an appraiser approved by the Board of Directors inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, analyzes the pro forma data and assumptions on the project. In the case of a speculative or pre-sold construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires that the borrower use its own funds to maintain the original loan-to-value ratio.

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

ACQUISITION AND DEVELOPMENT LENDING. The Bank originates acquisition and development loans for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale for residential housing construction. At December 31, 2000, the Bank had land A&D loans with aggregate approved commitments of $21.5million, of which an aggregate of $19.5 million was outstanding. At December 31, 2000, the largest land A&D loan had an outstanding balance of $1.2 million and was performing according to its terms. All of the land A&D loans are secured by properties located in the Bank's primary market area.

Land A&D loans are usually repaid through the sale of the developed land. However, the Bank believes that its land A&D loans are made to individuals with, or to corporations the principals of which possess, sufficient personal financial resources out of which the loans could be repaid, if necessary.

Land A&D loans are secured by a lien on the property, made for a two year term, and with an interest rate that adjusts with the prime rate. The Bank requires monthly interest payments during the term of the land A&D loan. After the expiration of the two year term, the loan is reevaluated, adjusted and/or extended as a fixed or adjustable rate loan. In addition, the Bank generally obtains personal guarantees from the principals of its corporate borrowers. At December 31, 2000, the Bank did not have any nonaccruing land A&D loans.

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

COMMERCIAL REAL ESTATE LENDING. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 2000, $80.0 million, or 25.4% of the Bank's total loan portfolio, consisted of loans secured by existing commercial real estate properties. The majority of the Bank's commercial real estate properties are secured by small businesses, retail properties and churches located in the Bank's primary market area.

Narrative appraisals are required for all properties securing commercial real estate loans in excess of $250,000. On loans of $250,000 or less, a short form or drive-by appraisals is acceptable. Narrative appraisals over $250,000 must be completed by a state certified appraiser with a "general" certification. Appraisals or drive-by on loans of $250,000 or under may be performed by any state certified or in-house appraiser. All appraisals go through final review by bank management. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

The average size of a commercial real estate loan in the Bank's portfolio is approximately $100,000 to $200,000. Commercial real estate loans are generally structured with fixed rates of interest and terms of three to five years based on amortization schedules of 15 to 20 years. At December 31, 2000, the largest commercial real estate loan had an outstanding balance of $3.8 million.

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

COMMERCIAL BUSINESS LENDING. The Bank's commercial business lending activities focus primarily on small to medium size businesses owned by individuals well known to the Bank and who reside in the Bank's primary market area. At December 31, 2000, commercial business loans amounted to $38.2 million, or 12.1% of total loans.

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

At December 31, 2000, the largest commercial business loan was a $2.0 million line of credit secured by commercial real estate taken as an abundance of caution. Such loan was performing according to its terms at December 31, 2000.

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

CONSUMER LENDING. The Bank originates a variety of consumer loans that generally have shorter terms to maturity and higher interest rates than residential mortgage loans. At December 31, 2000, the Bank's consumer loans totaled $52.1 million, or 16.5%, of the Bank's loans receivable. The Bank's consumer loans consist primarily of home equity lines of credit, automobile loans, and a variety of other secured loans, a substantial portion of which are secured by junior mortgages on real estate. To a substantially lesser extent, the Bank also originates unsecured consumer loans.

The Bank anticipates that it will continue to be an active originator of consumer loans. Factors that may affect the ability of the Bank to increase its originations in this area include the demand for such loans, interest rates and the state of the local and national economy. Consumer loans accounted for 11.9%, 12.3% and 12.8% of the Bank's total loan originations in the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

The Bank offers open-ended home equity lines of credit secured by a second mortgage on the borrower's primary residence. These lines of credit have an interest rate that is one to two percentage points above the prime lending rate, as published in The Wall Street Journal, which adjusts monthly. The majority of the approved lines of credit at December 31, 2000 were less than $75,000. At December 31, 2000, approved lines of credit totaled $7.0 million, of which $5.3 million was outstanding.

At December 31, 2000, the Bank's automobile loan portfolio amounted to $8.6 million, or 2.7%, of total loans at such date, a substantial portion of which were secured by used automobiles. The maximum term for the Bank's automobile loans is 60 months. The Bank generally lends up to 80% to 90% of the purchase price of the automobile. The Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. The Bank does not engage in indirect automobile lending.

The Bank's consumer loan portfolio also includes other consumer loans secured by a variety of collateral, such as recreational vehicles, boats, motorcycles, deposit accounts and, in many instances, junior mortgages on real estate. Such other secured consumer loans were $36.3 million, or 11.5% of total loans, at December 31, 2000.

At December 31, 2000, unsecured consumer loans amounted to $1.9 million, or 0.6% of total loans. Unsecured loans are made for a term up to 24 months with fixed rates of interest and are offered primarily to existing customers of the Bank. Included in the unsecured consumer loan portfolio are credit card loans with an aggregate outstanding balance of $560,000 at December 31, 2000. Approved credit card lines totaled $2.1 million at December 31, 2000. The Bank is a VISA and MASTERCARD card issuer. The Bank does not actively solicit credit card business beyond its customer base and market area and has not engaged in mailing of pre-approved credit cards. The rate currently charged by the Bank on its credit card loans is the prime rate, as published in The Wall Street Journal, plus 6.9%, and the Bank is permitted to change the interest rate monthly.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2000, the Bank had $42,000 of consumer loans accounted for on a nonaccrual basis.

MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds and do not reflect the deduction for unearned discounts, unearned income and allowance for loan losses.

                                               After    After
                                    One Year  3 Years  5 Years
                            Within   Through  Through  Through   After
                           One Year  3 Years  5 Years 10 Years 10 Years  Total
                             ------  -------  -------  -------  -------  -----
                                              (In thousands)
Mortgage loans:
Residential                $  4,995  $ 5,726  $ 7,170  $11,619  $37,785  $ 67,295
Construction                 45,090    5,656      217        -       79    51,042
Commercial                   19,714   22,653   26,934    3,958    6,770    80,029
Consumer and other loans     14,072   20,982   15,475    1,522       44    52,095
Commercial business loans    23,045    7,849    5,959      674      650    38,177
                           --------  -------  -------  -------  -------  --------
  Total                    $106,916  $62,866  $55,755  $17,773  $45,328  $288,638
                           ========  =======  =======  =======  =======  ========

The following table sets forth the dollar amount of all loans due after December 31, 2001, which have fixed interest rates and have floating or adjustable interest rates.

                             Fixed        Floating or
                             Rates     Adjustable Rates
                            ------     ----------------
                                  (In thousands)
Mortgage loans:
Residential                $ 14,687       $47,613
Construction                      -         5,952
Commercial                   53,547         6,768
Consumer and other loans     32,869         5,154
Commercial business loans    14,412           720
                           --------       -------
  Total                    $115,515       $66,207
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

Loan approval authority varies based on loan type. Construction loans and acquisition and development loans up to $1,000,000 may be approved by combining the lending authority of loan officers up to the required level. The maximum lending authority for any one loan officer is $500,000. The level of each individual loan officers lending authority is reviewed and approved annually by the Board of Directors. Loans over $1,000,000 must be approved by the Board of Directors. One-to-four family residential loans up to $500,000 originated to be held in portfolio may be approved by any two members of the Loan Committee, while loans over $1,000,000 must be approved by the Board of Directors. One-to-four family residential mortgage loans that are originated for sale to investors and that are underwritten to the investor's specifications may be approved by any member of the Loan Committee up to FHLMC loan limits. Consumer and commercial business loans may be approved by loan officers individually or in combination with other loan officers within dollar limits specified by the Loan Committee. These dollar limits range from $5,000 to $500,000 for unsecured loans and from $15,000 to $1,000,000 for secured loans. The maximum approval authority for an individual loan officer is $250,000 for unsecured loans and $500,000 for secured loans. All unsecured consumer and commercial business loans over $500,000, and all secured consumer and commercial business loans over $1,000,000, must be approved by the Board of Directors. Each approved loan, regardless of type, is reviewed by the Bank's quality control personnel to insure that proper approval was received.

LOAN ORIGINATIONS, SALES AND PURCHASES. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area.

The Bank sells most loans originated under FHA and VA programs, including related servicing rights, including those originated for the THDA. The Bank periodically sells conventional one-to-four family loans (i.e., non-FHA/VA loans) with servicing retained and without recourse. These sales generally involve fixed-rate loans which help to reduce the Bank's exposure to interest rate risk, and the proceeds of sale are used to fund continuing operations. However, the Bank occasionally may sell ARM loans to satisfy liquidity needs.

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

When conventional loans are sold, the Bank may retain the responsibility for servicing the loans, including collection and remitting mortgage loan payments, accounting for principal and interest and holding and disbursing escrow or impound funds for real estate taxes and insurance premiums. The Bank receives a servicing fee for performing these services for others. The Bank's servicing portfolio amounted to $111.4 million at December 31, 2000. The Bank is generally paid a fee equal to 0.25% of the outstanding principal balance for servicing sold loans. Loan servicing income totaled $129,000, $112,000 and $264,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Bank earns late charges collected from delinquent customers whose loans are serviced by the Bank. The Bank is allowed to invest escrow impounds (funds collected from mortgage customers for the payment of property taxes and insurance premiums on mortgaged real estate) until they are disbursed on behalf of mortgage customers, but is not required to pay interest on these funds. At December 31, 2000, borrowers' escrow funds amounted to $174,000.

Historically, the Bank has not been an active purchaser of loans or participation interests in loans.

The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                                Year Ended December 31,
                                          ---------------------------------
                                              2000        1999        1998
                                              ----        ----        ----
                                                     (In thousands)
Loans originated:
 Mortgage loans:
  One-to-four family                      $ 103,150   $ 121,159   $ 159,259
  Multi-family                                2,179       2,350           -
  Commercial                                 16,404      21,403      19,118
  Construction                               63,066      87,956      80,150
  Land                                        4,814      34,964      11,624
 Consumer                                    31,131      46,043      49,253
 Commercial business loans                   40,238      59,556      65,046
                                          ----------  ----------  ----------
  Total loans originated                    260,982     373,431     384,450

Loans purchased:
  One-to-four family                              -           -           -
                                          ----------  ----------  ----------
    Total loans originated and purchased    260,982     373,431     384,450

Loans sold:
 Whole loans sold                          (104,074)   (121,735)   (120,761)
                                          ----------  ----------  ----------
 Total loans sold                          (104,074)   (121,735)   (120,761)

Mortgage loan principal repayments          (82,909)    (84,602)   (115,563)

Other loan principal repayments             (70,315)   (138,930)    (95,080)

Increase (decrease) in other items, net       3,281          62     (22,410)
                                          ----------  ----------  ----------
Net increase (decrease) in
 loans, net                               $   6,965   $  28,226   $  30,636
                                          ==========  ==========  ==========



LOAN COMMITMENTS AND LETTERS OF CREDIT. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. At December 31, 2000, the Bank had no loan commitments (excluding undisbursed portions of interim construction loans of $26.5 million) and unused lines of credit of $35.3 million. See Note 18 of Notes to the Consolidated Financial Statements contained in the Annual Report.

As an accommodation to its commercial business borrowers, the Bank issues standby letters of credit or performance bonds in favor of entities, usually municipalities, for whom the Bank's borrowers are performing work or other services. At December 31, 2000, the Bank had outstanding standby letters of credit of $7.4 million that were issued primarily to municipalities as performance bonds. See Note 18 of Notes to the Consolidated Financial
Statements  contained  in  the  Annual  Report.

LOAN FEES. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loan. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized $837,000, $1.0 million and $1.2 million of deferred loan fees during the years ended December 31, 2000, 1999 and 1998, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

The Bank also earns fee income on loans serviced for others. Loan servicing fees for the year ended December 31, 2000 and 1999 amounted to $129,000 and $112,000, respectively. At December 31, 2000, the Bank serviced loans for others totaling $111.4 million. See Note 5 of Notes to the Consolidated Financial Statements contained in the Annual Report.

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

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                       At  December  31,
                                           -----------------------------------------
                                            2000     1999     1998     1997     1996
                                            ----     ----     ----     ----     ----
                                                    (Dollars  in  thousands)
Loans accounted for on a
    non-accrual basis:
  Mortgage loans:
    One- to- four family. . . . . . . . .  $  71   $ 328   $  74   $  73   $   9
    Construction. . . . . . . . . . . . .     10       -       -      68       -
    Commercial. . . . . . . . . . . . . .      -       -       -       -       -
 Consumer loans (automobile). . . . . . .     38       -      32       9      42
    Other . . . . . . . . . . . . . . . .      4       5       1       -       -
                                           ------  ------  ------  ------  ------
      Total . . . . . . . . . . . . . . .    123     333     107     150      51

Accruing loans which are contractually
  past due 90 days or more. . . . . . . .      -       -      66      98       -
                                           ------  ------  ------  ------  ------
Total of nonaccrual and 90 days past
  due loans . . . . . . . . . . . . . . .    123     333     173     248      51

Real estate owned . . . . . . . . . . . .     64     117      80       -       -

Other repossessed assets. . . . . . . . .     22      49       -       -       -
                                           ------  ------  ------  ------  ------
     Total nonperforming assets . . . . .  $ 209   $ 499   $ 253   $ 248   $  51
                                           ======  ======  ======  ======  ======
Restructured loans. . . . . . . . . . . .  $   -   $   -   $   -   $   -   $   -
                                           ======  ======  ======  ======  ======
Nonaccrual and 90 days or more past
  due loans as a percentage of loans
  receivable, net . . . . . . . . . . . .   0.04%   0.12%   0.07%   0.11%   0.02%
Non-accrual and 90 days or more past due
  loans as a percentage of total assets .   0.03%   0.08%   0.05%   0.09%   0.02%

Non-performing assets as a percentage of
  total assets. . . . . . . . . . . . . .   0.05%   0.13%   0.03%   0.09%   0.02%

Interest income that would have been recorded for the year ended December 31, 2000 had non-accruing loans been current in accordance with their original terms would have amounted to $15,000. No interest was included in interest income on such loans for the year ended December 31, 2000.

REAL ESTATE OWNED. See Note 1 of Notes to the Consolidated Financial Statements contained in the Annual Report for a discussion of the accounting treatment of real estate owned. At December 31, 2000, the Bank had 2 properties in real estate owned which consisted of one single family residence and one commercial property.

RESTRUCTURED LOANS. Under U.S. GAAP, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank did not have any restructured loans at December 31, 2000.

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

The aggregate amounts of the Bank's classified and special mention assets were as follows:

                                    At December 31,
                                    ---------------
                                     2000     1999
                                     ----     ----
                                    (In thousands)
Loss                                $    -  $    -
Doubtful                               142      74
Substandard assets                   3,641   3,553
Special mention                        202     162

At December 31, 2000, substandard assets consisted of five repossessed assets totaling $86,000, one construction loan totaling $512,000, nine one-to-four family mortgage loans totaling $698,000, forty five consumer loans totaling $703,000 and eighteen commercial loans totaling $1.6 million. Doubtful loans consisted of two consumer loans totaling $16,000 and eight commercial loans totaling $126,000. See Note 5 to the Consolidated Financial Statements contained in the Annual Report for further discussion.

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

At December 31, 2000, the Bank had an allowance for loan losses of $4.2 million. Management believes that the amount maintained in the allowance at December 31, 2000 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with U.S. GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

The following table sets forth an analysis of the Bank's gross allowance for possible loan losses for the periods indicated.

                                          Year  Ended  December  31,
                                  -------------------------------------------
                                     2000     1999     1998     1997     1996
                                     ----     ----     ----     ----     ----
                                            (Dollars  in  thousands)
Allowance at beginning of period.  $4,136   $3,231   $2,804   $2,123   $1,997
Provision for loan losses . . . .     306      991      452      700      120
Recoveries:
 Mortgage loans:
  One- to- four family. . . . . .       -        -        -        -       14
  Multi-family. . . . . . . . . .       -        -        -        -        -
  Commercial. . . . . . . . . . .       -        -        -        -        1
  Construction. . . . . . . . . .       -        -        -        -        -
 Consumer loans:
  Automobiles . . . . . . . . . .      23       13        8       23        -
  Unsecured . . . . . . . . . . .       -        -        -        5      191
  Other . . . . . . . . . . . . .       -        -       21        1       12
 Commercial business loans. . . .       6        3        -        1        -
                                   -------  -------  -------  -------  ------
   Total recoveries . . . . . . .      29       16       29       30      218

Charge-offs:
 Mortgage loans:
  One- to- four family. . . . . .      48        5        -        -       10
  Construction. . . . . . . . . .       -        -        -        -        -
 Consumer loans:
  Home equity lines of credit . .       -        -        -        -        -
  Automobile. . . . . . . . . . .      52       35       16       40        -
  Credit card . . . . . . . . . .       6        3        5        1        -
  Unsecured . . . . . . . . . . .      25        9        -        -      196
  Other . . . . . . . . . . . . .      37       47       33        5        6
 Commercial business loans. . . .      68        3        -        3        -
                                   -------  -------  -------  -------  ------
   Total charge-offs. . . . . . .     236      102       54       49      212
                                   -------  -------  -------  -------  ------
   Net recoveries (charge-offs) .    (207)     (86)     (25)     (19)       6
                                   -------  -------  -------  -------  ------
    Allowance at end of period. .  $4,235   $4,136   $3,231   $2,804   $2,123
                                   =======  =======  =======  =======  ======

Allowance for  loan losses as a
 percentage of total loans out-
 standing at the end of the period   1.34%    1.24%    1.06%    1.11%   0.87%

Net (charge-offs) recoveries as a
 percentage of average loans
 outstanding during the period     (0.07)%  (0.03)%   (0.01)%  (0.01)%     -%

Allowance for loan losses as
 a percentage of nonperforming
 loans at end of period         3,443.09% 1,242.04% 3,019.63% 1,130.65% 4,162.75%

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


                                                   At  December  31,
                     ------------------------------------------------------------------------------
                          2000            1999            1998            1997            1996
                     --------------  --------------  --------------  --------------  --------------
                           Percent         Percent         Percent         Percent         Percent
                          of Loans        of Loans        of Loans        of Loans        of Loans
                        in Category     in Category     in Category     in Category     in Category
                           to Total        to Total        to Total        to Total        to Total
                     Amount  Loans   Amount  Loans   Amount  Loans   Amount  Loans   Amount  Loans
                     ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
                                       (Dollars in thousands)
Mortgage loans:
 One-to-four family  $  395   20.6%  $  301   18.1%  $  378   24.8%  $  415   32.9%  $  122   33.1%
 Multi-family . . .      11    0.8        4    0.2        6    0.4       20    0.5        4    1.2
 Commercial . . . .   1,075   25.4    1,101   21.4      788   17.2      595   15.8      301   12.3
 Construction . . .     840   17.8      740   20.9      492   27.9      367   21.7      245   24.9
 Land . . . . . . .     142    6.8      346   12.2      231    5.1      255    6.8      188    7.7

Consumer loans:
 Home equity
   lines of credit.      72    1.7       72    1.4       57    1.2       42    1.1       25    0.8
 Automobile . . . .     144    2.7      129    2.6      102    2.2       75    2.0       46    1.5
 Credit cards . . .       3    0.1       74    0.1        6    0.1        3    0.1        -      -
 Loans secured by
   deposit accounts       -      -        -    0.6        -      -        -      -        -      -
 Unsecured. . . . .      26    0.5       17    0.4       17    0.4       22    0.6       22    0.7
 Other secured. . .     532   11.5      582   11.1      453   10.8      358    9.5      288    9.4
Commercial business
   loans. . . . . .     807   12.1      547   11.0      338    9.9      338    9.0      259    8.4
Unallocated . . . .     188    N/A      223    N/A      363    N/A      314    N/A      623    N/A
                     ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
   Total allowance
   for loan losses   $4,235  100.0%  $4,136  100.0%  $3,231  100.0%  $2,804  100.0%  $2,123  100.0%
                     ======  ======  ======  ======  ======  ======  ======  ======  ======  ======

INVESTMENT  ACTIVITIES

The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and state and municipal governments, deposits at the FHLB-Cincinnati, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," contained in the Annual Report.

The Bank purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Bank's investment securities purchases generally have been limited to U.S. Government and agency securities with contractual maturities of between one and five years.

The  Bank's  investment  policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposit, marketable corporate debt obligations, and mortgage-backed securities. The Bank's investment policy does not permit hedging activities or the purchase of high risk mortgage derivative products or non-investment grade corporate bonds. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk and risk-based capital is also considered.

The following table sets forth the amortized cost and fair value of the Bank's debt and mortgage-backed and related securities, by accounting classification and by type of security, at the dates indicated.

                                                            At  December  31,
                                    ------------------------------------------------------
                                           2000               1999              1998
                                    ------------------   ---------------   ---------------
                                               Percent            Percent          Percent
                                     Amortized    of   Amortized    of  Amortized    of
                                      Cost(1)   Total   Cost(1)    Total  Cost(1)   Total
                                      -------  -------  -------  ------- ------- --------
                                                     (In  thousands)
Held  to  Maturity:
Debt Securities:
 U.S. Treasury obligations. . . . . .  $     -       -%  $    -       -%  $     -      - %
 U.S. Government agency obligation. .        -       -        -       -         -       -
Mortgage-backed securities. . . . . .      594    1.70      651    6.86       959    1.95
FHLB stock. . . . . . . . . . . . . .    2,020    5.80    1,878   19.78     1,751    3.56
                                       -------  -------  ------  -------  -------  -------
Total held to maturity securities . .    2,614    7.50    2,529   26.64     2,710    5.51
                                       -------  -------  ------  -------  -------  -------
Available for Sale:
Debt Securities:
 U.S. Treasury obligations. . . . . .    9,009   25.84        -       -         -       -
 U.S. Government agency obligations .   23,238   66.66    6,964   73.36    46,505   94.49
                                       -------  -------  ------  -------  -------  -------
  Total available for sale securities   32,247   92.50    6,964   73.36    46,505   94.49
                                       -------  -------  ------  -------  -------  -------
Total portfolio . . . . . . . . . . .  $34,861  100.00%  $9,493  100.00%  $49,215  100.00%
                                       =======  =======  ======  =======  =======  =======

------------
(1)     The  market  value  of  the  investment  portfolio amounted to $34.9 million, $9.5 million  and $49.3 million at December 31, 2000, 1999 and 1998, respectively.  At December
31, 2000, the market value of the principal components of the Bank's investment securities portfolio  was  as  follows:  U.S.  Government  securities, $32.2 million; mortgage-backed securities,  $589,000,  and  FHLB,  $2.0  million.

The following table sets forth the maturities and weighted average yields of the debt and mortgage-backed securities in the Bank's investment securities portfolio at December 31, 2000.

                             Less  Than      One  to    Over Five to   Over  Ten
                              One  Year     Five  Years  Ten  years     Years
                            -------------  ------------ ------------ ------------
                            Amount  Yield  Amount Yield Amount Yield Amount Yield
                            ------  -----  ------ ----- ------ ----- ------ -----
                                           (Dollars  in  thousands)
Held  to  Maturity:
Debt Securities:
 U.S. Government
   agency obligations. . .  $ -       -%  $    -     -%  $  -     -%  $  -     -%
 Mortgage-backed
    securities . . . . . .    -       -        -     -      -     -    594  7.52
 FHLB stock. . . . . . . .  2,020  7.50        -     -      -     -      -     -
                           ------  ----   ------  ----    ---    --   ----  ----
 Total held to
    maturity  securities .  2,020  7.50        -     -      -     -    594  7.52
                           ------  ----   ------  ----    ---    --   ----  ----

Available for Sale:

Debt Securities:
 U.S. Treasury obligations  8,000  6.24    1,009  6.55      -     -      -     -
 U.S. Government agency
   obligations . . . . . . 13,142  6.36   10,096  6.50      -     -      -     -
                           ------  ----   ------  ----    ---    --   ----  ----
 Total available-for-sale
   securities. . . . . . . 21,142  6.31   11,105  6.50      -     -      -     -
                           ------  ----   ------  ----    ---    --   ----  ----
Total portfolio. . . . . .$23,162  6.41% $11,105  6.50%  $  -    -%   $594  7.52%
                          =======  ====  =======  =====   ===   ===   ====  =====



DEPOSIT  ACTIVITIES  AND  OTHER  SOURCES  OF  FUNDS

GENERAL. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB-Cincinnati may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 2000, the Bank had no other borrowing arrangements.

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

The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at December 31, 2000.


Weighted
Average                                                                       Percentage
Interest       Original                                   Minimum              of Total
 Rate            Term                 Category             Amount    Balance   Deposits
---------  ----------------  ---------------------------  ---------  --------  ---------
                                                                 (In thousands)

 1.47%               -       NOW Accounts                 $   1,000  $ 52,343     17.57%
 1.24                -       Savings Accounts                   100    13,248      4.45
 4.79                -       Money Market Accounts            5,000    69,797     23.43

            Certificates of Deposit
           ---------------------------

 4.54       32 to 89 Days    Fixed-term, Fixed Rate           1,000       300      0.10
 4.85       90 to 181 Days   Fixed-term, Fixed Rate           1,000       657      0.22
 6.25       182 to 364 Days  Fixed-term, Fixed Rate           1,000    25,788      8.66
 6.83       12 Months        Fixed-term, Adjustable Rate      1,000     1,772      0.59
 6.00       18 Months        Floating Rate IRA                  250       338      0.11
 6.46       12 to 18 Months  Fixed-term, Fixed Rate           1,000    53,312     17.90
 6.70       18 to 23 Months  Fixed-term, Fixed Rate           1,000     3,219      1.08
 5.59       18 Months        Fixed Rate IRA                     250     7,116      2.39
 6.12       24 to 35 Months  Fixed-term, Fixed Rate           1,000    13,588      4.56
 5.75       36 to 47 Months  Fixed-term, Fixed Rate           1,000     1,426      0.48
 5.39       48 to 59 Months  Fixed-term, Fixed Rate           1,000        43      0.01
 5.73       60+ Months       Fixed-term, Fixed Rate           1,000     9,472      3.18
 5.93       2 Years          Fixed-term, Adjustable Rate      1,000       516      0.17
 6.76       3 to 60 Months   Fixed-term, Fixed Rate         100,000    44,969     15.10

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 2000. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity  Period                              Amount
----------------                            ---------
                                          (In  thousands)

Three  months  or  less                      $  7,571
Over  three  through  six  months               8,532
Over  six  through  twelve  months             22,169
Over  twelve  months                            6,697
                                             --------
    Total                                     $44,969
                                              =======

DEPOSIT  FLOW

The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.


                                                                At  December  31,
                                 --------------------------------------------------------------------------
                                          2000                          1999                     1998
                                 -------------------------    --------------------------    ---------------
                                         Percent                      Percent                       Percent
                                           of     Increase              of      Increase              of
                                 Amount   Total  (Decrease)   Amount   Total   (Decrease)   Amount   Total
                                 ------   -----    ------     ------   -----    --------    ------   -----
                                                       (Dollars  in  thousands)
Non-interest-bearing. . . . .  $ 38,630   11.48%  $ 3,938   $ 34,692   11.23%   ($4,396)  $ 39,088   14.69%
NOW checking. . . . . . . . .    52,343   15.55     5,871     46,472   15.04     10,844     35,628   13.39
Passbook savings accounts . .    13,248    3.94       231     13,017    4.21       (574)    13,591    5.11
Money market deposit. . . . .    69,797   20.74     6,001     63,796   20.65     11,330     52,466   19.72
Fixed-rate certificates which
 mature in the year ending:
  Within 1 year . . . . . . .   133,195   39.58     7,504    125,691   40.69     26,126     99,565   37.43
  After 1 year, but within
        2 years . . . . . . .    20,097    5.97     5,745     14,352    4.65     (1,123)    15,475    5.82
  After 2 years, but within
       5 years. . . . . . . .     9,175    2.73    (1,557)    10,732    3.47        513     10,219    3.84
  Thereafter. . . . . . . . .        49    0.01      (128)       177    0.06        177          -       -
                               --------  -------  --------  --------  -------  ---------  --------  -------

     Total. . . . . . . . . .  $336,534  100.00%  $27,605   $308,929  100.00%  $ 42,897   $266,032  100.00%
                               ========  =======  ========  ========  =======  =========  ========  =======



TIME DEPOSITS BY RATES. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

                        At  December  31,
                    ------------------------
                     2000      1999     1998
                     ----      ----     ----
                     (Dollars  in  thousands)
0.00 - 1.99%     $    101  $    400  $    202
2.00 - 3.99%          190       182       862
4.00 - 4.99%        3,062    24,087    31,101
5.00 - 5.99%       17,893    77,515    71,039
6.00 - 6.99%      107,738    48,657    21,724
7.00% and over     33,532       111       331
                 --------  --------  --------
Total            $162,516  $150,952  $125,259
                 ========  ========  ========

TIME DEPOSITS BY MATURITIES. The following table sets forth the amount of time deposits in the Bank categorized by maturities at December 31, 2000.

                                     Amount  Due
                ----------------------------------------------------
                             After   After
                            One to   Two to  Three   After
                Less Than      Two   Three   to Four  Four
                One  Year    Years   Years   Years   Years     Total
                ---------    -----   -----   -----   -----     -----
                                 (Dollars  in  thousands)
0.00 - 1.99%. .  $    101  $     -  $    -  $    -  $    -  $    101
2.00 - 3.99%. .       190        -       -       -       -       190
4.00 - 4.99%. .     2,288      222     229     323       -     3,062
5.00 - 5.99%. .    13,600    1,801   1,548     665     279    17,893
6.00 - 6.99%. .    92,150   10,610   3,049     975     954   107,738
7.00% and over.    24,866    7,464     784     100     318    33,532
                 --------  -------  ------  ------  ------  --------
Total . . . . .  $133,195  $20,097  $5,610  $2,063  $1,551  $162,516
                 ========  =======  ======  ======  ======  ========


DEPOSIT ACTIVITY. The following table set forth the savings activity of the Bank for the periods indicated.


                            Year  Ended  December  31,
                           ----------------------------
                              2000       1999     1998
                              ----       ----     ----
                                  (In  thousands)
Beginning balance           $308,929  $266,032  $248,267
                            --------  --------  --------
Net deposits
  before interest credited    23,075    39,070    14,075
Interest credited              4,530     3,827     3,690
                            --------  --------  --------
Net increase
 in deposits                  27,605    42,897    17,765
                            --------  --------  --------
Ending balance              $336,534  $308,929  $266,032
                            ========  ========  ========

BORROWINGS. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the FHLB-Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Cincinnati functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Cincinnati, the Bank is required to own capital stock in the FHLB-Cincinnati and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2000, the Bank had two advances outstanding from the FHLB-Cincinnati in the amount of $1.6 million with a weighted average rate of 3.68%.
At  December  31,  2000,  the  Company  did not have any borrowings outstanding.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

                                           At  or  For  the
                                        Year Ended December 31,
                                        -----------------------
                                         2000     1999     1998
                                         ----     ----     ----
                                        (Dollars  in  thousands)
Maximum amount of borrowings
  outstanding at any month end          $1,614   $45,000   $ -

Approximate average borrowings
  outstanding                            3,414     2,005     -

Approximate weighted average rate paid
 on borrowings                            5.10%     7.38%   -%


TRUST  DEPARTMENT

The OTS granted trust powers to the Bank on December 13, 1991. The Bank is one of the few banks in the Bank's primary market area providing a broad range of trust services. These services include acting as trustee under a living trust, a Standby Trust or Testamentary Trust; acting as personal representative; agency services, including custody accounts, agent for the trustee, and agent for the personal representative; and trustee and agent services for accounts subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In addition to providing fiduciary and investment advisory services, the Bank provides employee benefit services, such as Self-Directed Individual Retirement Accounts ("IRAs"). At December 31, 2000, trust assets under management totaled approximately $280.0 million.

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

FEDERAL HOME LOAN BANK SYSTEM. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. The Bank, as a member of the FHLB-Cincinnati, is required to acquire and hold shares of capital stock in the FHLB-Cincinnati in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Cincinnati. The Bank is in compliance with this requirement with an investment in FHLB-Cincinnati stock of $2.0 million at December 31, 2000. Among other benefits, the FHLB-Cincinnati provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Cincinnati.

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

At December 31, 2000, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2000, the Bank met the test and its QTL percentage was 69.13%.

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

The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included in risk-weighted assets.

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

The following table presents the Bank's regulatory capital compliance as of December 31, 2000.

                                                     Percent of
                                        Adjusted       Total
                                         Amount       Assets(1)
                                        --------     ---------
                                       (Dollars  in  thousands)
Tangible capital. . . . . . . . . . . .  $41,918       10.98%
Minimum required tangible capital . . .    5,725        1.50
                                         -------       ------
Excess. . . . . . . . . . . . . . . . .  $36,193        9.48%
                                         =======       ======

Core capital. . . . . . . . . . . . . .  $41,918       10.98%
Minimum required core capital(2). . . .   11,449        3.00
                                         -------       ------
Excess. . . . . . . . . . . . . . . . .  $30,469        7.98%
                                         =======       ======

Risk-based capital(3) . . . . . . . . .  $46,153       13.96%
Minimum risk-based capital requirement.   26,442        8.00
                                         -------       ------
Excess. . . . . . . . . . . . . . . . .  $19,711        5.96%
                                         =======       ======

----------
(1) Based on adjusted total assets of $381.6 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $330.5 million for purposes of the risk-based capital requirement.
(2) The current OTS core capital requirement for savings associations is 3% of total adjusted assets. The OTS has proposed core capital requirements that would require a core capital ratio of 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness and a core capital ratio of 4% to 5% for all other thrifts.
(3) Percentage represents total core and supplementary capital divided by total risk-weighted assets.



LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. Under currently effective regulations, an application to and the prior approval of the OTS will be required for any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i. e., generally safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), if the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, if the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 2000, the Bank's limit on loans to one borrower was $13.9 million. At December 31, 2000, the Bank's largest aggregate amount of loans to one borrower was $9.0 million, all of which were performing according to their terms.

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

RECENT LEGISLATION. On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLBA"), a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLBA makes significant changes in U. S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLBA specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c) (8) of the Bank Holding Company Act. The GLBA does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institutions subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks are also authorized by GLBA to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting,
(2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from the bank's outstanding investments in financial subsidiaries). The GLBA provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

The GLBA also contains a number of other provisions that affect the Company's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will likely require consent by the consumer before information is allowed to be provided to a third party.

The GLBA became effective on March 11, 2000. The FRB and the OCC issued rules governing the application process for becoming a financial holding company or a financial subsidiary. At this time, the Company is unable to predict the impact the GLBA may have upon it's financial condition or results of operations.

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

DISTRIBUTIONS. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of its tax bad debt reserve.

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

AUDITS. The Company's federal income tax returns have not been audited within the past five years.

STATE  TAXATION

Tennessee imposes franchise and excise taxes. The franchise tax ($0.25 per $100) is applied either to the Company's apportioned net worth or the value of property owned and used in Tennessee, whichever is greater, as of the close of the Company's fiscal year. The excise tax (6%) is applied to net earnings derived from business done in Tennessee. Under Tennessee regulations, bad debt deductions are deductible from the excise tax. There have not been any audits of the Company's state tax returns during the past five years.

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

COMPETITION

The Bank faces intense competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area, and other financial institutions such as brokerage firms and insurance companies. As of December 31, 2000, there were 11 commercial banks and 1 other thrift operating in Rutherford and Bedford Counties, Tennessee. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

SUBSIDIARY  ACTIVITITIES

     Under OTS regulations, the Bank generally may invest up to 3% of its assets in service corporations, provided that any investment in excess of 2% of assets shall be used primarily for community, inner-city and community development projects. The Bank's investment in its wholly-owned service corporation, Cavalry Enterprises, Inc., which was approximately $72,000 at December 31, 2000, did not exceed these limits.

     Cavalry Enterprises, Inc., a Tennessee corporation, was organized on July 26, 2000 for the purpose of providing services, including securities, insurance and other financial or financially related services. Cavalry Enterprises, Inc., began activities in the fourth quarter of 2000 by offering mutual funds, stocks, bonds, annuities, life insurance, and long-term care insurance. The Bank recorded a net loss from this investment of $28,000 for the year ended December 31, 2000.

PERSONNEL

As of December 31, 2000, the Bank had 147 full-time employees and 47 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

------
ITEM  2.  PROPERTIES
--------------------

The following table sets forth certain information regarding the Bank's offices at December 31, 2000, all of which are owned except as noted.



                                              Approximate
Location                        Year Opened  Square Footage  Deposits
------------------------------  -----------  --------------  ---------
                                                            (In thousands)

Main Office:

114 W. College Street. . . . .         1974          48,632  $ 197,765
Murfreesboro, Tennessee 37130

Branch Offices:

1745 Memorial Boulevard. . . .         1984           1,925     15,200
Murfreesboro, Tennessee 37129

1645 N.W. Broad Street . . . .         1995           1,500     11,082
Murfreesboro, Tennessee 37129

123 Cason Lane . . . . . . . .         1997           2,987     25,168
Murfreesboro, Tennessee 37128

604 N. Main Street . . . . . .         1958           1,500     29,513
Shelbyville, Tennessee 37160

269 S. Lowry Street. . . . . .         1972           3,898     29,525
Smyrna, Tennessee 37167

1300Hazelwood Drive. . . . . .         1997           1,100      1,500
Smyrna, Tennessee 37167

2604 South Church Street . . .         1998           2,470      8,018
Murfreesboro, TN 37129

2035 SE Broad Street . . . . .         1997           2,038     18,763
Murfreesboro, TN 37130

Operations Building:

214 W. College . . . . . . . .         2000          60,000       NA
Murfreesboro, Tennessee 37130

The Bank owns two commercial building lots, both of which are for future branch office development. One building site is located on Sam Ridley Parkway in Smyrna, Tennessee and the second is located on the Lascassas Highway in Murfreesboro, Tennessee.

The Bank uses the services of an outside service bureau for its significant data processing applications. At December 31, 2000, the Bank had 12 proprietary automated teller machines. At December 31, 2000, the net book value of the Bank's office properties and the Bank's fixtures, furniture and equipment was $15.3 million.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.


                                    PART  II

ITEM  5.     MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS
--------------------------------------------------------------------------------

The information contained under the section captioned "Common Stock Information" is included in the Company's Annual Report and is incorporated herein by reference.

ITEM  6.     SELECTED  FINANCIAL  DATA
--------------------------------------

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
------------------------------------------------------------

The information contained under the section captioned "Consolidated Financial Statements" is included in the Company's Annual Report and is incorporated herein by reference.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL  DISCLOSURE
--------------------------------------------------------------------------------

Not  applicable.

                                        PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
-------------------------------------------------------------------

The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

EXECUTIVE  OFFICERS  OF  THE  COMPANY  AND  THE  BANK

              Age  at                      Position
              December  -----------------------------------------------------
Name         31,  2000     Company                  Bank
----         ---------     -------                  ----


Ed C.             58   Chairman of the Board      Chairman of the Board
Loughry, Jr.           and Chief Executive        and Chief Executive
                       Officer                    Officer

Gary Brown        58   Vice Chairman of the       Vice Chairman of the
                       Board                      Board

Ronald F. Knight  50   President and Chief        President and Chief
                       Operating  Officer         Operating Officer


William S. Jones  41   Executive Vice President   Executive Vice President
                       and Chief Administrative   and Chief Administrative
                       Officer                    Officer

Hillard C. "Bud"  52   Senior Vice President      Senior Vice President and
  Gardner              Chief Financial Officer    Chief Financial Officer

David  W. Hopper  57   --                         Senior Vice President
                                                  and Trust Officer

Ira B. Lewis, Jr. 54   Senior Vice President      Senior Vice President/CRA
                       and Secretary              Compliance Officer and
                                                  Secretary

R. Dale Floyd     50   --                         Senior Vice President

M. Glenn Layne    46   --                         Senior Vice President

Joy B. Jobe       56   --                         Senior  Vice  President

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

M. Glenn Layne joined the Bank in August 1994 with over 17 years of banking experience and is currently Senior Vice President and Manager of Commercial and Consumer Lending. Before joining the Bank Mr. Layne served as Vice President and Manager of a Commercial Lending Group with SunTrust Bank. Mr. Layne is an active member of the Murfreesboro Downtown Lions Club and the Belle Aire Baptist Church.

Joy B. Jobe joined the Bank in May 1995 with over 24 years of banking experience and serves as Senior Vice President of Retail Banking and Business Development. Before joining the Bank Ms. Jobe was a Commercial Loan Officer, Relationship Manager and Assistant Vice President with SunTrust Bank. Ms. Jobe is a member of the Rotary Club and the American Red Cross. Ms. Jobe also participated in Leadership Rutherford.

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

------------
* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).
** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998.
*** Incorporated herein by reference to the Registrant's Annual Meeting Proxy Statement dated March 15, 1999, as filed with the securities and Exchange Commission on March 15, 1999.

   (b)  Reports  on  Form  8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CAVALRY  BANCORP,  INC.

Date:  March  22,  2001                      By:  /s/Ed  C.  Loughry,  Jr.
                                                  ------------------------
                                                  Ed  C.  Loughry,  Jr.
                                                  Chairman  of  the  Board
                                                  and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                       TITLE                            DATE
----------                       -----                            ----


/s/Ed C. Loughry,  Jr.        Chief Executive Officer,         March 22, 2001
---------------------------   Chairman of the  Board
Ed  C.  Loughry,  Jr.
(Principal Executive Officer)


/s/Hillard C. "Bud" Gardner   Senior Vice President and Chief  March 22, 2001
---------------------------   Financial Officer
Hillard C. "Bud" Gardner
(Principal Financial and
 Accounting  Officer)


/s/Gary  Brown                Vice Chairman of the Board       March  22,  2001
---------------------------
Gary  Brown


/s/Ronald F. Knight           Director,  President             March  22,  2001
---------------------------   and Chief Operating Officer
Ronald  F.  Knight


/s/Tim  J.  Durham            Director                         March  22,  2001
---------------------------
Tim  J.  Durham


                              Director                         March  22,  2001
---------------------------
Ed  Elam


/s/James C. Cope              Director                         March  22,  2001
---------------------------
James  C.  Cope


/s/Terry G. Haynes            Director                         March  22,  2001
---------------------------
Terry  G.  Haynes


/s/William H. Huddleston, IV  Director                         March  22,  2001
----------------------------
William  H.  Huddleston,  IV

/s/William  K.  Coleman       Director                         March  22,  2001
-----------------------
William  K.  Coleman

                                  EXHIBIT  13

                       ANNUAL  REPORT  TO  STOCKHOLDERS

                                       2000
                           Annual Report to Shareholders

[Cavalry Bancorp, Inc. logo]

Table  of  Contents
1  Letter  to  Shareholders
2-8  Operations  Review
9  Board  of  Directors
10  Officers
11  Community  Board
12  Corporate  Information
13-14  Selected  Financial  Data
15-25  Financial  Review
26  Independent  Auditors'  Report
27-32  Consolidated  Financial  Statements
33-52  Notes  to  Consolidated  Financial  Statements

[Photo of Frank E. Crosslin, Jr.]

The Board of Directors of Cavalry Bancorp, Inc. has dedicated the 2000 Annual Report in the memory of Frank E. Crosslin, Jr. for his years of service to Cavalry Banking and his community. Mr. Crosslin served with distinction for many years on the Board of Directors of Cavalry Bancorp. He was active in his community, serving as Vice-Chairman of the Rutherford County Industrial
Development Board, Chairman of the Public Building Authority of Rutherford County, and as a member of the Board of Directors of the Tennessee Housing Development Agency. Also, he was a City Commissioner for the Town of Smyrna and an active member of the Rutherford County Chamber of Commerce where he was honored in 2000 as 'Business Legend of the Year.' Mr. Crosslin will always be thoughtfully remembered by those of us who had the privilege and pleasure of serving with him.

[Cavalry Bancorp, Inc. logo]

To  Our  Shareholders:

In  last year's annual report, we stated that our goals for the future included:

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

     We are pleased to report that we achieved important progress toward each of these goals in the year ended December 31, 2000. The combination of our strong markets, loyal employees, and dedicated management team helped to make fiscal 2000 another successful year for Cavalry Bancorp, Inc.
     Net income for 2000 was $4.1 million, or $0.64 per share, compared with net income of $3.5 million, or $0.52 per share, earned in 1999. At December 31, 2000, total deposits grew to over $336 million. This represents a growth in deposits of 8.9% during 2000 and is particularly noteworthy during a time when many financial institutions have experienced a decline.
     Total loans receivable at December 31, 2000, were $279 million compared with $272 million a year ago. We continue to execute our strategy to achieve steady loan growth while following rigorous underwriting standards that help insure soundness and quality. We believe asset quality is a key to our company's continued long-term success. Our non-performing loans at December 31, 2000, were only 0.04% of total loans outstanding.
     During the past year we continued to add products and services to meet the needs of our customers. Our Cavalier Club Accounts, E-check services, and PriorityOne Mortgage were introduced last year and have proven to be very popular. Cavalry Banking added a new division, Cavalry Investment Services in 2000 to enhance the investment options for our customers. We also continued to expand and upgrade our office locations to better serve our customers. During 2000, we completed the renovation and expansion of our office at Cason Lane.
     Many of our local shareholders have watched the progress in the construction of our new operations building located in downtown Murfreesboro, across the street from our main office, which was officially opened in September. The new building is helping to improve our overall productivity and efficiency by allowing us to consolidate our operations department into one location.
     Consistent with the Board's stated intention to have shareholders directly participate in the long-term success of the Company, the Board elected to pay quarterly cash dividends to provide shareholders with a current cash return. Dividend payments totaling $0.20 per share were paid to shareholders in 2000.
     As we look to the future, we see continued opportunity for growth. Our local markets have some of the most desirable economic characteristics of any market in Tennessee. We continue to be very appreciative of our employees for their hard work and our customers for their support. Additionally, we thank you, our shareholders, for the confidence you have shown over the past year.

Sincerely,


/s/Ed C. Loughry, Jr.      /s/Ronald F. Knight     /s/William S. Jones

Ed  C.  Loughry,  Jr.      Ronald  F.  Knight      William  S.  Jones
Chairman and               President               Executive  Vice  President
Chief Executive Officer

[Picture of Ed C. Loughry, Jr.]

Fiscal 2000 represented another year of growth for Cavalry Banking. What were the major factors that contributed to making the past year a successful one?

Actually the same factors that contributed to the growth of Cavalry Banking this past year have been in place for a couple of years. The foremost reason for our success lies with our experienced employees, who know and understand the personal needs of our customers. Their local knowledge and the dedication they bring to the job provide customers with the best financial products and services.
     Secondly, local decision-making that emphasizes ease and quick response time leads to our ability to offer better service than our competitors. Our convenient offices, Internet banking, extended business hours during the week, and being open on Saturdays-all provide our customers with increased flexibility to handle their banking needs.
     A third major factor is a very knowledgeable, active and progressive Board of Directors. Each member of our Board is involved and active in the communities we serve. This allows them first hand knowledge of factors that affect our customers and our local economy.
     A fourth factor is our ability to offer customers a 'total relationship' for all their banking needs. Customers don't have to have multiple accounts or loans with other financial institutions. We can meet all their needs for financial products and services.
     Lastly, we are located in good markets. 2000 was another good year for Rutherford, Bedford, and surrounding counties in Tennessee. We know our markets well and have stayed clearly focused on serving customers in these markets. - Ed Loughry

[Picture of Ronald F. Knight]

Cavalry Banking continued to experience good growth in 2000 in deposits when many financial institutions in the nation actually experienced a decrease. Total deposits outstanding at December 31, 2000, were $336 million compared with $309 million at the end of fiscal 1999. What contributed to this growth?

A  couple  of  things  that  we  are  doing  are  particularly  noteworthy.
     We offer a variety of choices for both checking accounts and certificates of deposit. We are very competitive with our deposit rates and have a capable experienced staff to assist our customers. Being a small community bank allows us to provide a personal touch to the banking experience that sets us apart from our competitors. Good people and good products make a great formula. - Ronnie Knight

[Picture of William S. Jones]

Why build the new Operations Building located across from the main office in downtown Murfreesboro?

Because of the tremendous growth we have experienced over the last few years and in order to properly handle future growth, we needed the additional space. The new building should lead to improved productivity and efficiency by allowing us to consolidate certain of our departments into a single facility. We now have all of our information technology support in one location. The new building also has a state-of-the-art computer lab that we are using for employee training and educational purposes. We are also very pleased that we could build a building to accommodate our needs while accentuating the architectural integrity of the downtown area. - Bill Jones

[Generic photo]

"We know our markets well and have stayed clearly focused on serving customers in these markets."
-  Ed  C.  Loughry,  Jr.
Chairman  and  Chief  Executive  Officer

[Generic photo]

"Being a small community bank allows us to provide a personal touch to the banking experience that sets us apart from our competitors."
 -  Ronald  F.  Knight
     President

[Picture of Ed C. Loughry, Jr.]

You mentioned that one of the factors contributing to Cavalry Banking's success is the ability to provide customers with a "total relationship." What distinguishes this approach from that of other local financial institutions?

Cavalry Banking offers a very broad array of services and financial products to its customers, from traditional checking and saving products to innovative lending and trust services. That means that when a customer walks in the door, Cavalry Banking is able to meet the needs of that customer right then and there.
     Total relationship banking also means that someone is familiar with the individual customers and can operate more effectively than can bankers whose headquarters are elsewhere. Our approach emphasizes management and employee involvement with customers to provide faster decisions and easier interaction with customers. We have the flexibility to make things happen. - Ed Loughry

[Picture of William S. Jones]

How  is  Cavalry  Banking  using  technology  to  better  serve  its  customers?

Cavalry Banking has been an early implementer of new technology. In fact, we were the first local financial institution to offer a debit card in Rutherford County. Over the years, we have expanded the use of technology to make dealing with the Bank easier, quicker and less expensive.
     Today, our customers can apply for consumer loans on-line through the Bank's Internet banking service, access information about many of our services, find out specific data concerning their accounts, and even make transactions on-line. Our goal is to provide faster response time, more reliable service, greater flexibility, and to use technology to make banking more convenient.
-  Bill  Jones

[Picture of Ronald F. Knight]

Are  there  any  immediate  plans  to  open  additional  offices?

During the past year, we completed the renovation and expansion of our Cason Lane office. This added space for more consumer and mortgage lenders. We currently own sites on Sam Ridley Parkway in northern Rutherford County and Lascassas Highway 96 East for potential office locations. I foresee utilizing those sites in the near future and will consider other sites based on the growth and demands of our customers. - Ronnie Knight

[Picture of William S. Jones]

What are some of the other new or expanded services Cavalry Banking has introduced?

One of our most successful products has been our Cavalier Club Accounts. Customers can choose from options such as Cavalier Club Checking, Cavalier Club-50, or Cavalier e-Banking Club and receive benefits that help save money and time from eye care, prescription drugs, and vacation packages to everyday purchases.
     Another success has been PriorityOne Mortgage. This popular product allows customers to concentrate on the more important issues involved with finding a new home. PriorityOne Mortgage allows for approval and closing in 5 days so you basically go straight from the mortgage originator to closing. Plus, the super-simplified documentation process almost eliminates paperwork. Realtors love the Cavalry Banking PriorityOne Mortgage because of the significantly reduced processing time that insures a quicker closing for their sellers.
-  Bill  Jones

[Picture of Ed C. Loughry, Jr.]

What  is  driving  the  growth  in  Cavalry  Banking's  mortgage  lending?

Our primary markets are located in some of Tennessee's fastest growing and most desirable counties. We are the largest real estate lender in Rutherford County and have a very strong presence in Bedford and surrounding counties, as well. Through the Bank's 9 offices, our experienced mortgage lenders get to know our customers. Additionally, the Bank offers a comprehensive range of products, which includes a variety of fixed and adjustable mortgage loans at rates and terms that are competitive with market conditions. We are also very active with our local builders and developers as they prepare subdivisions and homes for the homebuyer.
-  Ed  Loughry

[Picture of Ronald F. Knight]

What  is  Cavalry  Banking  doing  in  the  area  of  business  services?

Cavalry Banking's business services provide a full range of solutions to help businesses get started and grow. We focus on small- to medium-size businesses owned by local individuals. Because most of our relationships are within our primary markets, we are able to respond with fast, reliable assistance when the need for service arises.
     From credit card processing services and sweep accounts to lock box and electronic account management services, we are there to serve customers. Not only do our commercial services save time, but they also can enhance the profit potential of our commercial customers. We are using technology to better allow our business customers to handle much of their banking without leaving the office.
     During the past year, Cavalry Banking introduced E-check, the next step in payment processing for business customers. E-check, also known as Point-of-Sale check conversion and Check to ACH Conversion, is a term that describes the conversion of a paper check to an electronic transaction that is processed through the Nation's Automated Clearing House system.
     Merchants who offer E-check are able to process paper check transactions much like today's credit card transactions. We are very excited to offer this next step in payments processing. E-check is a great example of our commitment to provide the latest in banking technologies to our business community.
     We continue to be active in commercial lending and have customized our services to provide for such needs as inventory purchases, equipment financing, real estate, or additional working capital. Commercial loans, while they may be unsecured, are generally secured by specific business collateral and are offered at competitive rates and flexible terms.
-  Ronnie  Knight

[Picture of William S. Jones]

Asset Management and Trust Services have grown steadily over the past few years. What factors have contributed to this growth and what are the plans for this area in the future?

We continue to be pleased with the success of Cavalry Banking's Asset Management and Trust Services. Trust assets grew in 2000 to over $280 million as of December 31, 2000. I believe the high caliber of our employees and their resourcefulness to find ways that make good things happen for our customers are the keys to our success. Also, we are one of the few banks in Rutherford County that provides a broad range of services, which encompass specialized services in the areas of lifetime asset management, estate planning, trust administration, and retirement planning. Our plans for the future are to continue to focus on achieving steady growth by delivering personalized service that is very responsive to clients' needs.
-  Bill  Jones

[Generic photo]

"I believe the high caliber of our employees and their resourcefulness to find ways that make good things happen for our customers are the keys to our success."
-  William  S.  Jones
Executive  Vice  President

[Picture of Ronald F. Knight]

In addition, Cavalry Banking added a new division in 2000, Cavalry Investment Services, a division of Cavalry Enterprises, Inc. The division is enhancing the investment options for customers. From our normal bank investment options to our Trust Department's expertise, to opportunities through financial planning, investments such as stocks, mutual funds, annuities, and life insurance are all now available. Today's investor needs two things: an understanding of which investment products are most appropriate for their situation and a relationship with a trustworthy advisor who has a clear understanding of the client's needs that combines professional guidance with objective advice. - Ronnie Knight

[Picture of Ed C. Loughry, Jr.]

What  is  management's  vision  for  Cavalry  Banking  in  the  years  ahead?

In looking to the future, we see much opportunity for our community-oriented, total relationship approach to banking. Our plan is to continue to grow in a controlled and financially responsible manner. We will do so by maintaining high credit quality through prudent underwriting standards, following a conservative approach to business, and expanding our financial products and services to meet the changing needs of our customers.
     Our local markets have some of the most desirable economic characteristics of any market in the state of Tennessee. Therefore, we should continue to experience growth from the same economic factors benefiting our markets. We also plan to continue to utilize technology where feasible to improve service and increase efficiency in the areas of e-commerce and Internet banking as well as to continue to expand and upgrade our branch locations to even better serve our customers. - Ed Loughry

                           BOARD  OF  DIRECTORS
[Photo]
Left  to  right:  James  C.  Cope;  Ed  C.  Loughry,  Jr.; Terry  G.  Haynes

[Photo]
Left  to  right:  Kent  Coleman; Tim  Durham;  Ronald  F.  Knight

[Photo]
Left  to  right:  Gary  Brown; W.  H.  Huddleston,  IV;  Ed  Elam

Ed  C.  Loughry,  Jr.
Chairman  and
Chief  Executive  Officer
Cavalry  Banking

Ronald  F.  Knight
President
Cavalry  Banking

Gary  Brown
Vice-Chairman  of  the  Board
Roscoe  Brown,  Inc.

Kent  Coleman
Rucker,  Rucker  &  Coleman

James  C.  Cope
Murfree,  Cope,  Hudson  &  Scarlett

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

William  S.  (Bill)  Jones
Executive  Vice  President  &
Chief  Administrative  Officer

Hillard  C.  Gardner
Senior  Vice  President  &
Chief  Financial  Officer

R.  Dale  Floyd
Senior  Vice  President

David  W.  Hopper
Senior  Vice  President  &
Trust  Officer

M.  Glenn  Layne
Senior  Vice  President

Joy  B.  Jobe
Senior  Vice  President

Ira  B.  Lewis,  Jr.
Senior  Vice  President

Joe  W.  Townsend
Vice  President

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

E.  Cannon  Loughry,  III
Assistant  Vice  President

Donna  K.  Davis
Assistant  Vice  President

Jane  H.  Lester
Assistant  Vice  President

P.  David  Edwards
Assistant  Vice  President

JoAnn  Fann
Assistant  Vice  President

W.  Alan  Ricketts
Assistant  Vice  President

                              CAVALRY BANKING OFFICERS

Cynthia  J.  Gregory

Peggy  F.  Gilbert

Carrolyn  A.  Gilley

Lisa  R.  Knight

Jane  K.  Lewellen

Linda  Bucy

Travis  Stalsworth

Elizabeth  Bazzell

Wendy  Tompkins

                              COMMUNITY  BOARD

[Photo]
Cavalry Banking's Community Board includes (from left) Ken Halliburton, Sandra Parks, Chuck Farrer, Phyllis Washington, Greg Waldron, Bud Mitchell, John Goodman, Melanie Davenport, Ben Jamison, Dow Smith, Tina Patel, Rick Sain, Gloria Bonner, Miles Lane and Robbie Cleveland.

Gloria  Bonner,  Ed.D.
Middle  Tennessee State  University

Robbie  Cleveland,  M.D.
Murfreesboro  Medical  Clinic

Melanie  Davenport
Cellular  Concepts,  Inc.

Chuck  Farrer
Farrer  Construction  Company

John  Goodman
Bob  Parks  Realty

Ken  Halliburton
Miller  &  Loughry  Insurance and  Services,  Inc.

Ben  Jamison,  D.D.S.
Private  Dental  Practice

Miles  Lane,  D.V.M.
Brogli  Lane  Weaver Animal  Hospital

Bud  Mitchell
Bud's  Tire

Sandra  Parks
Mitchell-Neilson  Primary  School

Tina  Patel
Merck  &  Co.

Rick  Sain
Reeves-Sain  Drug  Store,  Inc.

Dow  Smith
Dow  Smith  Contracting  Company,  Inc.

Greg  Waldron
Waldron  Enterprises,  LLC

Phyllis  Washington,  Ph.D.
Rutherford  County Board  of  Education

                                 CORPORATE  INFORMATION

Corporate  Address
114  West  College  Street
Murfreesboro,  Tennessee  37130
(615)  893-1234

Transfer  Agent  and  Registrar
ChaseMellon  Shareholder  Services,  L.L.C.
85  Challenger  Road
Overpeck  Center
Ridgefield  Park,  New  Jersey  07660

Independent  Auditors
Rayburn,  Betts  &  Bates,  P.C.
Nashville,  Tennessee

Market  Price  of  the  Company's  Common Stock and Related Security  Matters

The common stock of Cavalry Bancorp, Inc. is listed on the Nasdaq National Market System under the symbol "CAVB." The following table discloses on a quarterly basis the high, low and closing price and dividends declared for the stock for the years ended December 31, 2000 and 1999.

                                              2000
--------------------------------------------------------------------------------
                       Fourth         Third         Second          First
                      Quarter        Quarter        Quarter        Quarter
--------------------------------------------------------------------------------
Market Price:
High                  $12.13         $12.25         $13.00         $16.44
Low                    10.50          11.13          10.63          11.88
Close                  10.63          12.00          11.56          12.63

Dividends Declared     $0.05          $0.05          $0.05          $0.05

                                              1999
--------------------------------------------------------------------------------
                       Fourth         Third         Second          First
                      Quarter        Quarter        Quarter        Quarter
--------------------------------------------------------------------------------
Market  Price:
High                  $17.25         $15.75         $18.63         $16.50
Low                    16.25          11.06          14.25          12.38
Close                  16.50          11.38          15.25          16.25

Dividends Declared     $0.05          $0.05          $0.05          $0.05

The Company may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Company's regulatory capital to be reduced below the amount required for the liquidation account established in connection with the mutual to stock conversion. The approximate number of shareholders of the Company's common stock as of March 1, 2001, was 2,500.

Annual  Meeting
The Annual Meeting of Shareholders of Cavalry Bancorp, Inc. will be held at 10:00 a.m. Central Daylight Time, April 26, 2001, in the Fifth Floor Auditorium of the main office of Cavalry Banking, 114 West College Street, Murfreesboro, Tennessee.

A COPY OF THE FORM 10-K, INCLUDING CONSOLIDATED FINANCIAL STATEMENTS, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO SHAREHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF SHARE-HOLDERS UPON WRITTEN REQUEST TO IRA B. LEWIS, JR., SECRETARY, CAVALRY BANCORP, INC., 114 WEST COLLEGE STREET, MURFREESBORO, TENNESSEE 37130.

Locations

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
459-6828

                     Cavalry Bancorp, Inc. and Subsidiaries
                             SELECTED FINANCIAL DATA
                             (Dollars in thousands)

     The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the periods indicated.


                                             At  December  31,
                            ----------------------------------------------------
                               2000      1999     1998       1997      1996
--------------------------------------------------------------------------------
FINANCIAL  CONDITION  DATA:
Total assets . . . . . . .  $384,285  $395,419  $364,892  $282,129  $244,964
Loans receivable, net. . .   279,478   272,211   237,547   212,979   200,600
Loans held-for-sale. . . .     4,183     4,485    10,923     4,855     5,253
Investment securities
 held-to-maturity. . . . .         -         -         -     1,700     7,705
Investment securities
 available-for-sale. . . .    32,247     6,964    46,505    10,077         -
Mortgage-backed securities
 held-to-maturity. . . . .       594       651       959     1,301     1,419
Cash, federal funds sold
 and overnight
 interest-bearing deposits    45,025    94,422    53,188    37,658    19,519
Deposit accounts . . . . .   336,534   308,929   266,032   248,267   214,533
Borrowings . . . . . . . .     1,578    45,000         -         -         -
Total equity . . . . . . .    43,971    38,765    95,181    30,447    27,250

                                       For  the  Year  Ended  December  31,
                                   ---------------------------------------------
                                     2000     1999     1998     1997     1996
--------------------------------------------------------------------------------
OPERATING DATA:
Interest income . . . . . . . . .  $29,436  $28,008  $26,596  $21,939  $19,584
Interest expense. . . . . . . . .   13,070   10,130    9,594    9,289    8,268
                                   -------------------------------------------

Net interest income . . . . . . .   16,366   17,878   17,002   12,650   11,316
Provision for loan losses . . . .      306      991      452      700      120
                                   ---------------------------------------------

Net interest income after
 provision for loan losses. . . .   16,060   16,887   16,550   11,950   11,196
                                   ---------------------------------------------

Gains from sale of loans. . . . .    1,548    2,245    2,266    1,126      890
Other income. . . . . . . . . . .    4,147    3,403    2,960    2,535    2,268
Other expenses. . . . . . . . . .   14,700   16,385   12,481   10,498    9,786
                                   ---------------------------------------------

Income before income taxes. . . .    7,055    6,150    9,295    5,113    4,568
Provision for income taxes. . . .    3,003    2,681    3,598    1,911    1,754
                                   ---------------------------------------------

Net income. . . . . . . . . . . .  $ 4,052  $ 3,469  $ 5,697  $ 3,202  $ 2,814
                                   =============================================

                                                 At December 31,
                                   ---------------------------------------------
                                      2000     1999     1998     1997     1996
--------------------------------------------------------------------------------
OTHER DATA:
Number of:
    Real estate loans outstanding    5,377    5,128    5,126    4,833    4,693
    Deposit accounts. . . . . . .   29,429   27,878   24,828   23,054   20,687
    Full-service offices. . . . .        9        9       10        9        7

                     Cavalry Bancorp, Inc. and Subsidiaries
                       SELECTED FINANCIAL DATA (Continued)

KEY  FINANCIAL  RATIOS:
                                                   For  the  Year  Ended  December  31,
                                          ----------------------------------------------------
                                             2000       1999       1998       1997       1996
----------------------------------------------------------------------------------------------
Performance Ratios:
   Return on average assets (1) . . . .      1.11%      0.92%      1.66%      1.22%      1.20%
   Return on average equity (2) . . . .      9.90       4.05       6.63      11.09      10.94
   Interest rate spread (4) . . . . . .      4.22       3.92       4.01       4.55       4.48
   Net interest margin (5). . . . . . .      4.89       5.10       5.29       5.21       5.15
   Average interest-earning
     assets to average
     interest-bearing liabilities . . .    117.19     140.48     142.81     117.16     117.96
   Non-interest expense as a
     percent of average total assets. .      4.02       4.35       3.63       4.01       4.17
   Efficiency ratio (6) . . . . . . . .     66.63      69.65      56.15      64.36      67.61
   Dividend payout ratio (7). . . . . .     31.25      38.46      18.07       N/A        N/A

Asset Quality Ratios:
   Non-accrual and 90 days or
     more past due loans as a
     percent of total loans, net. . . .      0.04       0.12       0.07       0.11       0.02
   Non-performing assets as a percent
     of total assets. . . . . . . . . .      0.05       0.13       0.03       0.09       0.02
   Allowance for loan losses as a
     percent of total
     loans receivable . . . . . . . . .      1.34       1.24       1.06       1.11       0.87
   Allowance for loan losses as a
     percent of non-performing loans. .  3,443.09   1,242.04   3,019.63   1,130.65   4,162.75
   Net charge-offs to average
    outstanding loans . . . . . . . . .      0.07       0.03       0.01       0.01          -

Capital Ratios:
   Total equity-to-assets ratio . . . .     11.44       9.80      26.08      10.79      11.12
   Average equity to average assets (3)     11.19      22.75      25.01      11.04      10.97

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

                     Cavalry Bancorp, Inc. and Subsidiaries
            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


General
     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in this Annual Report.

Private  Securities  Litigation  Reform  Act  Safe  Harbor  Statement
     This Annual Report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the Company's expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions.
     Forward-looking  statements  are  not  guarantees  of  future  performance.
Numerous risks and uncertainties could cause the Company's actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.
     Because of the risks and uncertainties in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

The  Company's  Business  and  Strategy
     Cavalry Bancorp, Inc. (the "Company"), a Tennessee corporation, is the holding company for Cavalry Banking (the "Bank"), a federal savings bank with its main office located in Murfreesboro, Tennessee.
     The Bank is a community-oriented financial institution whose primary business is attracting deposits from the general public and using those funds to originate a variety of loans to individuals residing within its primary market area, and to businesses owned and operated by such individuals. The Bank originates one-to-four family mortgage loans, construction loans, commercial real estate loans, consumer loans, commercial business loans, and land acquisition and development loans. In addition, the Bank invests in U.S. Government and federal agency obligations. The Bank continues to fund its assets primarily with retail deposits, although FHLB-Cincinnati advances can be used as an additional source of funds. The Bank also offers investment management and trust services.
     The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and other borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The level of other income and expenses also affects the Bank's profitability. Other income, net, includes income associated with the origination and sale of mortgage loans, loan servicing fees, deposit-related fees and trust fees. Other expenses include compensation and benefits, occupancy and equipment expenses, deposit premiums, data servicing expenses and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.
     Management of the Company views its operation as three distinct operating segments. These three segments are the banking, mortgage banking and trust services. The banking segment's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and other borrowings. The banking segment also depends on deposit and other fee income. The mortgage banking segment originates loans for sale in the secondary market and services residential mortgage loans for other investors. These loans are sold either with or without the rights to service these loans. The mortgage banking segment relies on the net gains on the sale of these loans for its profitability. Other fees related to secondary marketing activities also include any pricing concessions that may be offered, as well as mortgage servicing rights. Servicing rights permit the collection of fees for gathering and processing monthly payments for the owner of the mortgage loans. The trust segment relies on the fees collected for services related to a line of investments and trust products. These products include a line of investment management accounts, personal trusts, employee benefits, custodial and corporate trust services.
     The consolidated financial statements and financial data include the accounts of the Company and the Bank and its wholly owned subsidiary, Calvary Enterprises, Inc. Since the Company was inactive from incorporation through March 16, 1998, the information contained in the financial statements and financial data prior to that date relates to the Bank and its subsidiaries.

Comparison  of  Financial  Condition  at December 31, 2000 and December 31, 1999
     Consolidated total assets were $384.3 million at December 31, 2000 and $395.4 million at December 31, 1999, a decrease of $11.1 million or 2.81%. This decrease was primarily a result of repayment of a substantial portion of borrowings outstanding.
     Loans receivable net, increased to $279.5 million at December 31, 2000, from $272.2 million at December 31, 1999, a 2.68% increase. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in its

                     Cavalry Bancorp, Inc. and Subsidiaries
            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

primary market areas. In addition, the Bank continued to originate consumer and commercial loans with shorter maturities for asset and liability management purposes.
     Loans held-for-sale were $4.2 million at December 31, 2000, compared to $4.5 million at December 31, 1999. The decrease resulted primarily from decreased lending activity and timing differences in the funding of loan sales.
     Cash and cash equivalents decreased $49.4 million or 52.33% from $94.4 million at December 31, 1999, to $45.0 million at December 31, 2000. The decrease was a result of reducing debt and increasing investment securities available-for-sale. In addition, funds were used to construct a new operations building located at 214 W. College Street in Murfreesboro, Tennessee.
     Investment securities available-for-sale increased from $7.0 million at December 31, 1999, to $32.2 million at December 31, 2000. This increase was a result of reallocating funds from cash and cash equivalents to investment securities available-for-sale.
     Office properties and equipment, net, were $15.3 million at December 31, 2000, compared to $9.9 million at December 31, 1999. This increase was primarily the result of the construction of a new operations building located on 214 W. College Street in Murfreesboro, Tennessee. Construction was completed during the fourth quarter of 2000.
     Deposit accounts totaled $336.5 million and $308.9 million at December 31, 2000, and December 31, 1999, respectively. The increase was a result of a continuing effort to aggressively solicit and promote deposit growth.
     Total borrowings decreased from $45.0 million at December 31, 1999, to $1.6 million at December 31, 2000. The $45.0 million loan to the company was a short-term borrowing and was repaid January 19, 2000. The current borrowings are advances from the Federal Home Loan Bank of Cincinnati.
     Total stockholders' equity was $44.0 million at December 31, 2000, and $38.8 million at December 31, 1999. This increase was the result of earnings of $4.1 million, the allocation of shares under the Bank's Employee Stock Ownership Plan ("ESOP") and the Management Recognition Plan ("MRP") that totaled $2.3 million, and increases in the valuation allowance for available-for-sale securities of $97,000. These increases were offset by dividends of $1.3 million for the year ended December 31, 2000.

Comparison  of  Operating Results for the Years Ended December 31, 2000 and 1999
     Net Income. Net income was $4.1 million or $0.64 per basic share for the year ended December 31, 2000, compared to $3.5 million or $0.52 per basic share for the year ended December 31, 1999, an increase of 17.14%. This increase was a result of increases in interest income, a smaller provision for loan losses, lower operating expenses and increased non-interest income. These earnings improvements were partially offset by increased interest expense.
     Net Interest Income. Net interest income decreased 8.38% from $17.9 million for the year ended December 31, 1999, to $16.4 million for the same period in 2000. Total interest income increased 5.00% from $28.0 million for fiscal 1999 to $29.4 million for fiscal 2000. This increase was a result of an increase in average yield on earning assets from 7.98% for fiscal 1999 to 8.80% for fiscal 2000. This increase in rate was offset by a decrease in average earning assets from $350.8 million for fiscal 1999 to $334.4 million for fiscal 2000 as a result of funds being used to reduce borrowings. Average loans receivable increased from $267.2 million for fiscal 1999 to $280.1 million for fiscal 2000. This increase in volume was accompanied by an increase in average yield from 8.87% for fiscal 1999 to 9.26% for fiscal 2000. Average mortgage-backed securities declined from $775,000 for fiscal 1999 to $624,000 for fiscal 2000. The average yield increased from 5.03% for fiscal 1999 to 6.73% for fiscal 2000. Average investment securities decreased from $39.6 million for fiscal 1999 to $23.3 million for fiscal 2000. This decrease in volume was offset by an increase in average yield from 5.26% for fiscal 1999 to 6.44% for fiscal 2000. Federal funds sold and other interest-bearing deposits decreased from $41.4 million for fiscal 1999 to $28.4 million for fiscal 2000. The average yield increased from 4.99% for fiscal 1999 to 6.34% for fiscal 2000. Interest expense increased 29.70% from $10.1 million for fiscal 1999 to $13.1 million for fiscal 2000. This increase was a result of increases in average deposits and borrowings from $249.7 million for fiscal 1999 to $285.3 million for fiscal 2000. The average cost of funds increased from 4.06% for fiscal 1999 to 4.58% for fiscal 2000. The increase was primarily a result of higher costs for NOW accounts and money market accounts. The cost of certificates also increased from 5.21% for fiscal 1999 to 5.85% for fiscal 2000. The interest rate spread increased from 3.92% for fiscal 1999 to 4.22% for fiscal 2000. The increase in yields and cost were attributable to increasing rates for fiscal 2000 as compared to fiscal 1999.
     Provision for Loan Losses. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on concentrations, trends in historical loss experience, specific impaired loans and economic conditions. In determining the adequacy of the allowance for loan losses, management periodically reviews the loan portfolio and considers such factors as delinquency status, past performance problems, historical loss experience, adverse situations that may affect the ability of the borrowers to repay, known and inherent risks in the portfolio, assessments of economic conditions, regulatory policies, and the estimated value of underlying collateral. The Bank's credit management systems have resulted in low loss experience; however, there can be no assurances that such experience will continue. The allowance for loan losses is based principally on the risks associated with the type of loans in the portfolio with greater emphasis placed on higher risk assets. This requires a heavier weight being assigned to internally identified problem assets, repossessed assets, and non-performing assets that otherwise exhibit, in management's judgment, potential credit weaknesses. The required level of allowance is then calculated based upon the outstanding balances in each loan category and the risk weight assigned to each category.

                     Cavalry Bancorp, Inc. and Subsidiaries
            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

     The provision for loan losses was $306,000, charge-offs were $236,000 and recoveries were $29,000 for the year ended December 31, 2000, compared with a provision of $991,000, charge-offs of $102,000 and recoveries of $16,000 for the year ended December 31, 1999. The allowance for loan losses increased from $4.1 million at December 31, 1999, to $4.2 million at December 31, 2000. The allowance for loan losses as a percentage of loans outstanding increased from 1.24% at December 31, 1999, to 1.34% at December 31, 2000. Non-accrual loans decreased from $333,000 at December 31, 1999, to $123,000 at December 31, 2000. Total non-performing assets decreased from $499,000 at December 31, 1999, to $209,000 at December 31, 2000.
     During the year ended December 31, 2000, commercial real estate and commercial loans continued to increase as well as the percentages of these loans to the total portfolio. Although these types of loans are normally of shorter maturity, management feels that there is greater risk inherent in these loans than the typical 1-to-4 family home loans. Therefore management assigns these types of loans a higher risk weighting in the analysis of the loan loss reserve. Commercial loans are loans made to businesses to either manufacture a product, sell a product, or provide a service. These loans are also influenced by economic factors. Some of these factors include the economic environment, the ability of the business to compete and generate a profit and other similar types of risks. Since it is the intention of the Bank to continue with this strategy, the provision will continue to reflect the added risk factors associated with this type of lending.
     At December 31, 2000, and December 31, 1999, management believed the provision and allowance for loan losses was adequate.
     Non-interest Income. Non-interest income increased 1.79% from $5.6 million for the year ended December 31, 1999, to $5.7 million for the year ended December 31, 2000.
     Mortgage Banking. In the mortgage banking segment, gain on sale of loans decreased from $2.2 million for fiscal 1999 to $1.5 million for fiscal 2000. This decrease in gain on sale of loans was a result of decreased volume of loan sales during the year ended December 31, 2000, compared to the year ended December 31, 1999. Loan servicing income increased from $219,000 for fiscal 1999 to $256,000 for fiscal 2000. This increase was primarily a result of increased late fee payments.
     Banking. In the banking segment, deposit servicing fees and charges increased from $2.0 million for fiscal 1999 to $2.5 million for fiscal 2000. This increase was a result of increased transaction account volume and increased deposit fees charged for services.
     Trust. In the trust segment, trust fees increased from $936,000 for fiscal 1999 to $1.1 million for fiscal 2000. This increase was a result of increased assets under management.
     Non-interest Expense. Non-interest expense decreased 10.37% from $16.4 million for the year ended December 31, 1999, to $14.7 million for the year ended December 31, 2000. The decrease was primarily a result of decreased employee compensation and benefits, which decreased to $9.3 million for the year ended December 31, 2000, from $10.5 million for the year ended December 31, 1999. Total compensation expense recognized for the MRP for fiscal 1999 was $2.4 million, comprised of a one-time non-recurring charge for the special cash distribution and normal vesting of shares as compared to $1.2 million of MRP compensation expense recognized for fiscal 2000. The increase in occupancy expense was a result of increased cost associated with the operation of the new operations building. The increase in other operating expenses was primarily a result of increases in professional fees paid. Declines in other expenses were a result of increased efforts to control expenses.
     Income Tax Expense. Income tax expense was $3.0 million for the year ended December 31, 2000, compared to $2.7 million for the year ended December 31, 1999. This increase was a result of higher income before income taxes for fiscal 2000. The effective tax rate for fiscal 2000 was 42.6% compared to 43.6 % for fiscal 1999.

Comparison  of  Operating Results for the Years Ended December 31, 1999 and 1998
     Net Income. Net income was $3.5 million or $0.52 per basic share for the year ended December 31, 1999, compared to $5.7 million or $0.83 per basic share for the year ended December 31, 1998, a decrease of 38.60%. This decrease was a result of increases in interest expense, provision for loan losses, and increased employee expenses. These increased expenses were partially offset by increased interest income and other non-interest income.
     Net Interest Income. Net interest income increased 5.29% from $17.0 million for the year ended December 31, 1998, to $17.9 million for the same period in 1999. Total interest income increased 5.26% from $26.6 million for fiscal 1998 to $28.0 million for fiscal 1999. This increase was a result of an increase in average earning assets from $321.5 million for fiscal 1998 to $350.8 million for fiscal 1999. This increase in volume was offset by a decrease in average yield from 8.27% for fiscal 1998 to 7.98% for fiscal 1999. Average loans receivable increased from $232.7 million for fiscal 1998 to $267.2 million for fiscal 1999. This increase in volume was offset by a decline in average yield from 9.37% for fiscal 1998 to 8.87% for fiscal 1999. Average mortgage-backed securities declined from $1.1 million for fiscal 1998 to $775,000 for fiscal 1999. The average yield also declined from 6.21% for fiscal 1998 to 5.03% for fiscal 1999. Average investment securities increased from $33.6 million for fiscal 1998 to $39.6 million for fiscal 1999. This increase in volume was offset by a decline in average yield from 5.41% for the fiscal 1998 to 5.26% for fiscal 1999. Federal funds sold and other interest-bearing deposits decreased from $52.4 million for fiscal 1998 to $41.4 million for fiscal 1999. The average yield declined from 5.33% for fiscal 1998 to 4.99% for fiscal 1999. Interest expense increased 5.21% from $9.6 million for fiscal 1998 to $10.1 million for fiscal 1999. This increase was a result of increases in average deposits and borrowings from $225.1 million for fiscal 1998 to $249.7 million for fiscal 1999. The average cost of funds declined from 4.26% for fiscal 1998 to 4.06% for fiscal 1999. The decrease was primarily a result of lower costs for

                     Cavalry Bancorp, Inc. and Subsidiaries
            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


passbook accounts, NOW accounts, and money market accounts.  The cost of certificates also declined from 5.47% for fiscal 1998 to 5.21% for fiscal 1999. The interest rate spread decreased from 4.01% for fiscal 1998 to 3.92% for fiscal 1999. The decline in yields and cost were attributable to lower  rates  on  average  for  fiscal  1999  as  compared  to  fiscal  1998.
     Provision for Loan Losses. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on concentrations, trends in historical loss experience, specific impaired loans and economic conditions. In determining the adequacy of the allowance for loan losses, management periodically reviews the loan portfolio and considers such factors as delinquency status, past performance problems, historical loss experience, adverse situations that may affect the ability of the borrowers to repay, known and inherent risks in the portfolio, assessments of economic conditions, regulatory policies, and the estimated value of underlying collateral.  The  Bank's  credit  management  systems  have resulted in low loss experience; however, there can be no assurances that such experience will continue. The allowance for loan losses is based principally on the risks associated with the type of loans in the portfolio with greater emphasis placed on higher risk assets. This requires a heavier weight being assigned to internally identified problem assets, repossessed assets, and non-performing assets that otherwise exhibit, in management's judgement, potential credit weaknesses. The required level of allowance is then calculated based upon the outstanding balances in each loan category and the risk weight assigned to each category.
     The provision for loan losses was $991,000, charge-offs were $102,000 and recoveries were $16,000 for the year ended December 31, 1999, compared with a provision of $452,000, charge-offs of $54,000 and recoveries of $29,000 for the year ended December 31, 1998. The allowance for loan losses increased from $3.2 million at December 31, 1998, to $4.1 million at December 31, 1999. The allowance for loan losses as a percentage of loans outstanding increased from 1.06% at December 31, 1998 to 1.24% at December 31, 1999. Non-accrual loans increased from $107,000 at December 31, 1998, to $333,000 at December 31, 1999. Total non-accrual loans and loans 90 days or more past due increased from $173,000 at December 31, 1998, to $333,000 at December 31, 1999. Total
non-performing assets increased from $253,000 at December 31, 1998 to $499,000 at December 31, 1999, as a result of $166,000 in repossessed assets and other real estate owned at December 31,1999.
     During the year ended December 31, 1999, commercial real estate, land, consumer and commercial loans continued to increase as well as the percentages of these loans to the total portfolio. Although these types of loans are normally  of  shorter  maturity,  management  feels  that  there is greater risk inherent in these loans than the typical 1-to-4 family home loans. Therefore management assigns these types of loans a higher risk weighting in the analysis of the loan loss reserve. Land loans carry the risk of the developer being able to complete the development within budget and on a timely basis. There is market risk associated with speculative construction and development loans that the project will sell to the public. Consumer loans by nature are dependent on the ability and willingness of the borrower to pay the loan. These credits are greatly influenced by the unemployment rate in an area, bankruptcy and other changes in life status. Commercial loans are loans made to businesses to either manufacture a product, sell a product, or provide a service. These loans are also influenced by economic factors. Some of these factors include the economic environment, the ability of the business to compete and generate a profit and other similar types of risks. Since it is the intention of the Bank to continue with this strategy, the provision will continue to reflect the added risk factors associated with this type of lending.
     At  December  31,  1999,  and  December  31,  1998, management believed the provision  and  allowance  for  loan  losses  was  adequate.
     Non-interest Income. Non-interest income increased 7.69% from $5.2 million for the year ended December 31, 1998, to $5.6 million for the year ended December 31, 1999.
     Mortgage Banking. In the mortgage banking segment, gain on sale of loans decreased from $2.3 million for fiscal 1998 to $2.2 million for fiscal 1999. This decrease was a result of decreased volume of loan sales for the year ended December 31, 1999, compared to the year ended December 31, 1998. Loan servicing income declined from $374,000 for fiscal 1998 to $219,000 for fiscal 1999. This decline was primarily a result of increased amortization of the originated servicing asset.
     Banking. In the banking segment, deposit servicing fees and charges increased from $1.5 million for fiscal 1998 to $2.0 million for fiscal 1999. This increase was a result of increased transaction account volume and increased deposit fees charged for services.
     Trust. In the trust segment, trust fees increased from $795,000 for fiscal 1998 to $936,000 for fiscal 1999. This increase was a result of increased assets under management due to market appreciation and new business being generated.
     Non-interest Expense. Non-interest expense increased 31.20% from $12.5 million for the year ended December 31, 1998, to $16.4 million for the year ended December 31, 1999. The increase was primarily a result of increased employee compensation and benefits, which increased to $10.5 million for the year ended December 31, 1999, from $7.1 million for the year ended December 31, 1998. The increase in compensation expense was primarily a result of the adoption of the Management Recognition Plan (MRP) in the year ended December 31, 1999. Total compensation expense recognized for the MRP for fiscal 1999 was $2.4 million, comprised of a one-time non-recurring charge for the special cash distribution and normal vesting of shares. In addition the cost of the ESOP increased as a result of the program being in effect for a full year in 1999. The increase in other categories of other operating expenses generally are attributable to the growth of the Company and to the increased cost of being a public company.
     Income Tax Expense. Income tax expense was $2.7 million for the year ended December 31, 1999, compared to $3.6 million for the year ended December 31, 1998. This decrease was a result of lower income before income taxes for fiscal 1999. The effective tax rate for fiscal 1999 was 43.6% compared to 38.7% for fiscal 1998.

                     Cavalry Bancorp, Inc. and Subsidiaries
            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

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

                                                    Years Ended December 31,
                      ------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
                                    2000                         1999                      1998
                      ----------------------------    ------------------------  --------------------------
                                Interest                       Interest                  Interest
                      Average     and       Yield/    Average     and   Yield/  Average    and     Yield/
                      Balance  Dividends     Cost     Balance  Dividends Cost   Balance  Dividends  Cost
----------------------------------------------------------------------------------------------------------
Interest-earning
 assets:
Loans receivable,
 net (1). . . . . .  $280,066   $ 25,947       9.26%  $267,176  $23,691  8.87%  $232,715  $21,801  9.37%
Mortgage-backed
 securities . . . .       624         42       6.73        775       39  5.03      1,111       69  6.21
Investment
 securities . . . .    23,341      1,503       6.44     39,592    2,083  5.26     33,590    1,816  5.41
FHLB stock. . . . .     1,929        142       7.36      1,797      127  7.07      1,675      120  7.16
Federal funds sold
 and overnight
 interest-bearing
 deposits . . . . .    28,426      1,802       6.34     41,431    2,068  4.99     52,378    2,790  5.33
                     -----------------------------------------------------------------------------------
Total interest-
 earning assets. . .  334,386     29,436       8.80    350,771   28,008  7.98    321,469   26,596  8.27
Non-interest-
 earning assets. . .   31,424                           26,169                    22,209
                     ---------                        ---------                 ---------
  Total assets. . . . 365,810                          376,940                   343,678
                     ---------                        ---------                 ---------

Interest-bearing
 liabilities:
Passbook
 accounts . . . . .    13,636        169       1.24     13,913      184  1.32     22,067      423  1.92
Money Market
 accounts . . . . .    66,852      3,056       4.57     59,090    2,382  4.03     46,377    1,924  4.15
NOW accounts. . . .    46,589        604       1.30     41,887      503  1.20     32,276      440  1.36
Certificates
 of Deposit . . . .   154,855      9,067       5.85    132,801    6,913  5.21    124,386    6,807  5.47
                     -----------------------------------------------------------------------------------
  Total deposits. . . 281,932     12,896       4.57    247,691    9,982  4.03    225,106    9,594  4.26
                     -----------------------------------------------------------------------------------

Borrowings. . . . .     3,414        174       5.10      2,005      148  7.38          -        -     -
                     -----------------------------------------------------------------------------------
Total interest-
 bearing
 liabilities. . . .   285,346     13,070       4.58    249,696   10,130  4.06    225,106    9,594  4.26
                                ---------                       -------                   -------
Non-interest-
 bearing
 liabilities (2). .    39,533                           41,489                    32,607
                     ---------                       ---------                 ---------
Total
 liabilities. . . .   324,879                          291,185                   257,713
Equity. . . . . . .    40,931                           85,755                    85,965
                     ---------                       ---------                 ---------
Total liabilities
 and equity . . . .  $365,810                         $376,940                  $343,678
                     ---------                       ---------                 ---------
Net interest
 income . . . . . .             $ 16,366                       $ 17,878                  $ 17,002
                               ---------                       ---------                ---------
Interest rate
 spread . . . . . .                            4.22%                     3.92%                     4.01%
                                            ---------                 ---------                 ---------
Net interest
 margin . . . . . .                            4.89%                     5.10%                     5.29%
                                            ---------                 ---------                 ---------
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities. . . .                          117.19%                   140.48%                   142.81%
                                            ---------                 ---------                 ---------


(1)     Does  not  include  interest  on  loans 90 days or more past due.  Includes loans originated for sale.
(2)     Includes  non-interest-bearing  deposits  of $36.9 million, $33.5 million, and $27.2 million for the  years  ended  December  31,  2000,  1999,  and  1998,  respectively.


                     Cavalry Bancorp, Inc. and Subsidiaries
            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Yields  Earned  and  Rates  Paid
     The following table sets forth for the periods and at the dates indicated the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the interest rate spread and net interest margin on interest-earning assets.

                                                 At    Year Ended December 31,
                                         December 31,  -----------------------
                                                2000    2000     1999     1998
------------------------------------------------------------------------------
Weighted average yield on:
  Loans receivable . . . . . . . . . . . . . .  9.13%   9.26%    8.87%    9.37%
  Mortgage-backed securities . . . . . . . . .  7.52    6.73     5.03     6.21
  Investment securities. . . . . . . . . . . .  6.38    6.44     5.26     5.41
  FHLB stock . . . . . . . . . . . . . . . . .  7.50    7.36     7.07     7.16
  Federal funds sold and overnight
    interest-bearing deposits. . . . . . . . .  6.39    6.34     4.99     5.33
  All interest-earning assets. . . . . . . . .  8.65    8.80     7.98     8.27

Weighted average rate paid on:
  Passbook savings accounts. . . . . . . . . .  1.24    1.24     1.32     1.92
  NOW accounts . . . . . . . . . . . . . . . .  1.47    1.30     1.20     1.36
  Money market accounts. . . . . . . . . . . .  4.79    4.57     4.03     4.15
  Certificates of Deposit. . . . . . . . . . .  6.37    5.85     5.21     5.47
  Borrowings . . . . . . . . . . . . . . . . .  3.68    5.10     7.38        -
  All interest-bearing liabilities . . . . . .  4.93    4.58     4.06     4.26

Interest rate spread (spread between weighted
  average rate on all
  interest-earning assets and all
  interest-bearing liabilities). . . . . . . .  3.72    4.22     3.92     4.01

Net interest margin (net interest income
  (expense) as a percentage
  of average interest-earning assets). . . . .  N/A     4.89     5.10     5.29


                     Cavalry Bancorp, Inc. and Subsidiaries
            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

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

                                      Year  Ended                 Year  Ended               Year  Ended
                                      December  31,               December  31,             December  31,
                                     2000  Compared              1999  Compared            1998  Compared
                                     to  Year Ended              to  Year Ended            to  Year Ended
                                   December  31,  1999          December  31,  1998        December  31,  1997
                                   Increase  (Decrease)         Increase  (Decrease)       Increase  (Decrease)
                                       Due  to                       Due  to                     Due  to
                                  Rate   Volume     Total     Rate     Volume   Total     Rate   Volume   Total
-----------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Interest-earning  assets:
 Loans receivable (1) . . . . . $1,113   $ 1,143   $ 2,256   $(1,339)  $3,229   $1,890   $(261)  $1,772   $1,511
 Mortgage-backed
  securities . . . . . . . . .      10        (7)        3        (9)     (21)     (30)     (6)     (18)     (24)
 Investments. . . . . . . . . .    275      (855)     (580)      (58)     325      267    (162)   1,486    1,324
 FHLB stock . . . . . . . . . .      6         9        15        (2)       9        7       -        8        8
 Federal funds sold
  and overnight
  interest-bearing
  deposits . . . . . . . . . .     383      (649)     (266)     (139)    (583)    (722)    (27)   1,865    1,838
                                ---------------------------------------------------------------------------------

Total net change in
  income on interest-
  earning assets . . . . . . .   1,787      (359)    1,428    (1,547)   2,959    1,412    (456)   5,113    4,657

Interest-bearing liabilities:
 Passbook accounts. . . . . . .    (11)       (4)      (15)      (82)    (157)    (239)    (13)     134      121
 NOW accounts . . . . . . . . .     45        56       101       (68)     131       63    (102)      62      (40)
 Money market
  accounts . . . . . . . . . .     361       313       674       (70)     528      458     (15)     465      450
 Certificates of
  Deposit. . . . . . . . . . .   1,005     1,149     2,154      (354)     460      106     (10)    (216)    (226)
 Borrowings . . . . . . . . . .    (78)      104        26         -      148      148       -        -        -
                                ---------------------------------------------------------------------------------

Total net change
  in expense on
  interest-bearing
  liabilities. . . . . . . . .   1,322     1,618     2,940      (574)   1,110      536    (140)     445      305
                                ---------------------------------------------------------------------------------

Net change in
  net interest income. . . . .  $  465   $(1,977)  $(1,512)  $  (973)  $1,849   $  876   $(316)  $4,668   $4,352
                                =================================================================================


(1)     Does  not  include  interest  on  90  days  or  more  past  due.  Includes  loans  originated  for  sale.


                     Cavalry Bancorp, Inc. and Subsidiaries
            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Asset  and  Liability  Management
     In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the OTS, the Bank receives a report, which measures interest rate risk by modeling the changes in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. The assets and liabilities at the parent company level are not considered in the analysis. The exclusion of parent company assets and liabilities does not have a significant effect on the analysis of NPV sensitivity. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.
     The following table is provided by the OTS and sets forth the change in the Bank's NPV at December 31, 2000, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

Changes (in Basis        Estimated  Change       Estimated  Change     Board
    Points)  in               in  Net                 in  Net         Approved
Interest  Rates         Portfolio  Value          Portfolio  Value     Limits
-----------------------------------------------------------------------------
                     (Dollars  in  Thousands)      (Percentage)      (Percent)

      300  bp                  1,877                      4             (30)
      200  bp                  1,650                      3             (20)
      100  bp                    996                      2             (10)
        0  bp                      0                      0               0
     -100  bp                   (851)                    (2)            (10)
     -200  bp                 (1,477)                    (3)            (20)
     -300  bp                   (903)                    (2)            (30)

     The above table illustrates, for example, that an instantaneous 200 basis point decrease in market interest rates at December 31, 2000, would reduce the Bank's NPV by approximately $1.5 million, or 3.0%.
     Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.
     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

                     Cavalry Bancorp, Inc. and Subsidiaries
            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

     The following table presents the Company's interest sensitivity gap at December 31, 2000.

                                                     Six   After One  After Three
                                   Within  Six   Months to  to Three   to Five     Over
                                       Months    One Year     Years      Years     Five Years   Total
------------------------------------------------------------------------------------------------------
                                                         (Dollars  in  thousands)
Interest-earning assets:
  Loans receivable, net . . . . . .  $ 60,024   $ 46,389   $ 61,860   $ 54,751   $  60,637   $283,661
  Mortgage-backed securities. . . .         9          9         40         46         490        594
  FHLB Stock. . . . . . . . . . . .     2,020          -          -          -           -      2,020
  Investment securities . . . . . .    12,067      9,075     11,105          -           -     32,247
  Federal funds sold
   overnight and other
   interest-bearing deposits. . . .    27,000          -          -          -           -     27,000
                                     -----------------------------------------------------------------
Total rate sensitive assets . . .    $101,120   $ 55,473   $ 73,005   $ 54,797   $  61,127   $345,522
                                     =================================================================
Interest-bearing liabilities:
Deposits:
  NOW accounts. . . . . . . . . . .  $  5,234   $  5,234   $ 20,937   $ 20,938   $       -   $ 52,343
  Passbook savings accounts . . . .     1,325      1,325      5,299      5,299           -     13,248
  Money market accounts . . . . . .     6,980      6,980     27,919     27,918           -     69,797
  Certificates of Deposit . . . . .    63,319     69,876     25,707      3,565          49    162,516
  Borrowings. . . . . . . . . . . .       553         27        108        108         782      1,578
                                     -----------------------------------------------------------------
    Total rate sensitive
       liabilities. . . . . . . . .  $ 77,411   $ 83,442   $ 79,970   $ 57,828   $     831   $299,482
                                     =================================================================
Excess (deficiency) of
  interest sensitive
  assets over interest sensitive
  liabilities . . . . . . . . . . .    23,709    (27,969)    (6,965)    (3,031)     60,296     46,040
Cumulative excess(deficiency) of
  interest sensitive assets . . . .    23,709     (4,260)   (11,225)   (14,256)     46,040     46,040
Cumulative ratio of interest-
  earning assets to interest-
  bearing liabilities . . . . . . .    130.63%     97.35%     95.34%     95.23%     115.37%    115.37%
Interest sensitive gap
   to total assets. . . . . . . . .      6.86%    (8.09)%    (2.02)%    (0.88)%      17.45%     13.32%
Ratio of interest-earning assets to
  interest-bearing liabilities. . .    130.63%     66.48%     91.29%     94.76%   7,355.84%    115.37%
Ratio of cumulative gap
  to total assets . . . . . . . . .      6.86%    (1.23)%    (3.25)%    (4.13)%      13.32%     13.32%


Liquidity  and  Capital  Resources
     The Company's primary source of funds is customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient liquidity to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2000, cash and cash equivalents totaled $45.0 million or 11.71% of total assets. At December 31, 2000, the Bank also maintained an available line of credit of $10.0 million with the FHLB-Cincinnati that may be used as an additional source of liquidity.
     At December 31, 2000, the Bank's commitments to extend funds consisted of unused lines of credit of $35.3 million, outstanding letters of credit of $7.4 million issued primarily to municipalities as performance bonds, and commitments to originate loans of $26.5 million. The commitments to originate loans at December 31, 2000 consisted of commitments to originate variable rate loans of $20.8 million, and commitments to originate fixed rate loans of $5.7 million at interest rates ranging from 6.25% to 9.63%.
     OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's liquidity ratio at December 31, 2000 was 19.43%.
     The Bank to a large extent originates real estate mortgage loans for sale in the secondary market. During the years ended December 31, 2000, 1999, and 1998, the Bank originated $102.2 million, $113.1 million, and $124.6 million of such loans, respectively. During the years ended December 31, 2000, 1999, 1998, the Bank sold in the secondary market $104.1 million, $121.7 million, and $120.8 million of these loans, respectively. At December 31, 2000, the Bank had loan commitments totaling $26.5 million that were made up

                     Cavalry Bancorp, Inc. and Subsidiaries
            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


completely of undisbursed loans in process. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2000 totaled $133.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
     OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of December 31, 2000, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 11.00%, 10.98% and 13.96%, respectively.

Impact  of  Accounting  Pronouncements  and  Regulatory  Policies
     Accounting for Derivative Instruments and Hedging Activities. SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138," Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 138 requires the recognition of all derivatives as either assets or liabilities in the balance sheet and requires those instruments to be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. SFAS 138 is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The adoption of the provisions of this statement is not expected to have a material impact on the Company.
     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125. SFAS 140, "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities, a replacement of Statement No. 125," revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement requires certain disclosures, but it carries over most of the provisions of SFAS 125. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 5, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive applications of its accounting provisions are not permitted. The adoption of the provisions of this statement is not expected to have a material impact on the Company.

Effects  of  Inflation  and  Changing  Prices
     The consolidated financial statements and related financial data presented have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Quantitative  and  Qualitative  Disclosures  About  Market  Risk
     Quantitative Aspects of Market Risk. The principal market risk affecting the Company is risk associated with interest rate volatility ("interest rate risk"). The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk. Substantially all of the Company's interest rate risk is derived from the Bank's lending and deposit taking activities. This risk could result in reduced net income, loss in fair values of assets and/or increases in fair values of liabilities due to upward changes in interest rates.
     Qualitative Aspects of Market Risk. The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between assets and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and the selling of fixed-rate one-to-four family mortgage loans. In addition the Company maintains an investment portfolio of U.S. Government and agency securities with contractual maturities of between zero and two years. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of its interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with primarily terms of up to four years.
     Interest Rate Sensitivity. The table below provides information about the Company's financial instruments at December 31, 2000 that are sensitive to changes in interest rates including off-balance sheet items. For financial instruments the table presents principle cash flows and related average interest rates by expected maturity dates with estimated fair values.
     Since this presentation is a snapshot of the financial instruments as of December 31, 2000, there are material limitations in not fully reflecting market risk exposures. The table does not consider the effects of interest rate changes on the embedded options on loans and deposit liabilities. Changes in interest rates may cause borrowers to exercise the option to prepay loans before the scheduled maturity. Depositors have the option to withdraw deposits before maturity, which is the case with certificate accounts or to withdraw funds any time from accounts with no stated maturity such as savings accounts. This table also does not take into consideration the effects on reinvestment of maturing financial instruments. This presentation does not consider that all rate changes do not affect assets or liabilities

                     Cavalry Bancorp, Inc. and Subsidiaries
            MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


in the same maturity range by equal amounts. When interest rates change, all rates do not change in equal amounts nor do they change at the same time. Some financial instruments have indefinite maturities. That is to say that some assets and some significant liabilities do not have clear maturities.
     As of December 31, 2000, the Company's greatest exposure would be to rising rates. The Company has more liabilities maturing than assets during the one year time frame which can increase the cost of deposits faster than yields on assets would increase.

                                                 After 3   After
                                Within    One     Years   5 Years  Beyond
                                 One    Year To   To 5       To       10             Fair
                                 Year   3 Years   Years  10 Years   Years   Total    Value
--------------------------------------------------------------------------------------------
                                               (Dollars  in  thousands)
Interest-sensitive assets:
Fixed rate loans . . . . . .  $ 58,458  $50,526  $48,778  $ 6,164  $ 5,573  $169,499
Average rate . . . . . . . .     9.709    8.973    8.564   11.003    7.602     9.138
Adjustable rate loans. . . .    47,955   11,334    5,973    9,145   39,755   114,162
Average rate . . . . . . . .     9.857    9.514    9.363    8.445    8.211     9.111
                              --------------------------------------------------------------
Total loans. . . . . . . . .   106,413   61,860   54,751   15,309   45,328   283,661 281,580

Adjustable rate
Mortgage-backed securities .        18       40       46      151      339       594     589
Average rate . . . . . . . .     7.467    7.471    7.477    7.484    7.542     7.516
Fixed rate
Investments and other
  interest-earning assets. .    21,142   11,105        -        -        -    32,247  32,247
Average rate . . . . . . . .     6.310    6.498        -        -        -     6.375
Adjustable rate
Investments and other
  interest-earning deposits.    27,000        -        -        -        -    27,000   7,000
Average rate . . . . . . . .     6.385        -        -        -        -     6.385

FHLB stock . . . . . . . . .     2,020        -        -        -        -     2,020   2,020
Average rate . . . . . . . .      7.50        -        -        -        -      7.50
                              --------------------------------------------------------------
Total interest-sensitive
    assets . . . . . . . . .  $156,593  $73,005  $54,797  $15,460  $45,667  $345,522
                              ==============================================================
Interest-sensitive
    liabilities:
Deposits with no stated
      maturity
Now accounts . . . . . . . .  $ 10,468  $20,937  $20,938  $     -  $     -  $ 52,343  52,343
Average rate . . . . . . . .     1.470    1.470    1.470        -        -     1.470
Savings accounts . . . . . .     2,650    5,299    5,299        -        -    13,248  13,248
Average rate . . . . . . . .     1.235    1.235    1.235        -        -     1.235
Money market accounts. . . .    13,960   27,919   27,918        -        -    69,797  69,797
Average rate . . . . . . . .     4.790    4.790    4.790        -        -     4.790

Fixed rate
Certificate accounts . . . .   131,204   25,588    3,565        -       49   160,406
Average rate . . . . . . . .     6.375    6.364    5.970        -    5.750     6.370
Adjustable rate
Certificate accounts . . . .     1,991      119        -        -        -     2,110
Average rate . . . . . . . .     6.890    6.000        -        -        -     6.840
                              --------------------------------------------------------------
Total certificate accounts .   133,195   25,707    3,565        -       49   162,516 163,279

Fixed rate borrowings. . . .       580      108      108      272      510     1,578   1,453
                                 6.140    2.250    2.250    2.250    2.250     3.680
Total interest-sensitive
   liabilities . . . . . . .  $160,853  $79,970  $57,828  $   272  $   559  $299,482
                              ==============================================================

Off-Balance Sheet Items:
Commitments to extend credit    26,471                                                26,471
Average rate . . . . . . . .     9.686
Unused lines of credit . . .    35,331                                                35,331
Average rate . . . . . . . .      9.50


[Letterhead of Rayburn, Betts & Bates, P.C.]

                          INDEPENDENT AUDITORS' REPORT

Board  of  Directors
Cavalry  Bancorp,  Inc.
Murfreesboro,  Tennessee

We have audited the accompanying consolidated balance sheets of Cavalry Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles of the United States of America.


/s/Rayburn,  Betts,  &  Bates  P.C.

Nashville,  Tennessee
January  18,  2001

                             Cavalry  Bancorp,  Inc.  and  Subsidiaries
                                  CONSOLIDATED  BALANCE  SHEETS
                                  December  31,  2000  and  1999
                                     (Dollars  in  thousands)

                                                                         2000     1999
--------------------------------------------------------------------------------------
Assets
Cash (note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 18,025   $ 20,043
Interest-bearing deposits with other financial institutions . . . . . . . . .    27,000     74,379
                                                                               --------------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .    45,025     94,422
Investment securities available-for-sale (note 3) . . . . . . . . . . . . . .    32,247      6,964
Mortgage-backed securities held to maturity (note 4). . . . . . . . . . . . .       594        651
Loans held for sale, at estimated fair value (note 5) . . . . . . . . . . . .     4,183      4,485
Loans receivable, net (notes 5 and 10). . . . . . . . . . . . . . . . . . . .   279,478    272,211
Accrued interest receivable:
  Loans, net of allowance for delinquent interest of
    $15 and $10 in 2000 and 1999, respectively. . . . . . . . . . . . . . . .     2,005      1,731
  Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . .       549         48
  Mortgage-backed securities held to maturity . . . . . . . . . . . . . . . .         5          5
Office properties and equipment, net (note 6) . . . . . . . . . . . . . . . .    15,255      9,892
Required investment in stock of Federal Home Loan Bank,
  at cost (note 7). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,020      1,878
Deferred tax asset, net (note 12) . . . . . . . . . . . . . . . . . . . . . .     1,280      1,268
Real estate acquired in settlement of loans . . . . . . . . . . . . . . . . .        86        166
Other assets (note 8) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,558      1,698
                                                                               --------------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $384,285   $395,419
                                                                               ====================
Liabilities and Equity
Liabilities:
  Deposits (note 9) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $336,534   $308,929
  Advances from Federal Home Loan Bank of Cincinnati (note 10). . . . . . . .     1,578          -
  Other borrowings (note 11). . . . . . . . . . . . . . . . . . . . . . . . .         -     45,000
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .       555        507
  Advance payments by borrowers for property taxes and insurance. . . . . . .       174        178
  Income taxes payable (note 12). . . . . . . . . . . . . . . . . . . . . . .       207        482
  Accrued expenses and other liabilities (note 13). . . . . . . . . . . . . .     1,266      1,558
                                                                               --------------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   340,314    356,654
                                                                               --------------------
Equity (notes 13, 14, 15 and 16):
  Preferred stock, no par value:
    Authorized - 250,000 shares; none issued or outstanding at:
    December 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . .         -          -
  Common stock, no par value:
    Authorized - 49,750,000 shares; issued and outstanding: 7,104,801 shares
    at December 31, 2000 and 1999, respectively . . . . . . . . . . . . . . .    11,489     10,972
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    39,991     37,194
  Unearned restricted stock . . . . . . . . . . . . . . . . . . . . . . . . .    (3,224)    (4,380)
  Unallocated ESOP shares . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,380)    (5,019)
  Accumulated other comprehensive income (loss), net of taxes (note 23) . . .        95         (2)
                                                                               --------------------
Total equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43,971     38,765
                                                                               --------------------
Total liabilities and equity. . . . . . . . . . . . . . . . . . . . . . . . .  $384,285   $395,419
                                                                               ====================
Commitments and contingencies (notes 2, 13 and 20)


See  accompanying  notes  to  consolidated  financial  statements.

                     Cavalry Bancorp, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2000, 1999 and 1998
                (Dollars in thousands, expect per share amounts)

                                                                           2000        1999        1998
-------------------------------------------------------------------------------------------------------
Interest and dividend income:
  First mortgage loans. . . . . . . . . . . . . . . . . . . . . . .  $   11,634  $   11,131  $   11,488
  Other loans . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,313      12,560      10,313
  Investment securities . . . . . . . . . . . . . . . . . . . . . .       1,645       2,210       1,936
  Deposits with other financial institutions. . . . . . . . . . . .       1,802       2,068       2,790
  Mortgage-backed securities held to maturity . . . . . . . . . . .          42          39          69
                                                                     ----------------------------------
    Total interest and dividend income. . . . . . . . . . . . . . .      29,436      28,008      26,596
                                                                     ----------------------------------
Interest expense:
  Deposits (note 9) . . . . . . . . . . . . . . . . . . . . . . . .      12,896       9,982       9,594
  Advances from Federal Home Loan Bank of Cincinnati. . . . . . . .          45           -           -
  Other borrowings. . . . . . . . . . . . . . . . . . . . . . . . .         129         148           -
                                                                     ----------------------------------
    Total interest expense. . . . . . . . . . . . . . . . . . . . .      13,070      10,130       9,594
                                                                     ----------------------------------
Net interest income . . . . . . . . . . . . . . . . . . . . . . . .      16,366      17,878      17,002
Provision for loan losses (note 5). . . . . . . . . . . . . . . . .         306         991         452
                                                                     ----------------------------------
Net interest income after provision for loan losses . . . . . . . .      16,060      16,887      16,550
                                                                     ----------------------------------

Non-interest income:
  Servicing income. . . . . . . . . . . . . . . . . . . . . . . . .         256         219         374
  Gain on sale of real estate acquired in
    settlement of loans . . . . . . . . . . . . . . . . . . . . . .           6           3           2
  Gain on sale of loans, net. . . . . . . . . . . . . . . . . . . .       1,548       2,245       2,266
  Gain on sale of office properties and equipment . . . . . . . . .           2           -           -
  Deposit servicing fees and charges. . . . . . . . . . . . . . . .       2,513       2,002       1,512
  Trust service fees. . . . . . . . . . . . . . . . . . . . . . . .       1,067         936         795
  Other operating income. . . . . . . . . . . . . . . . . . . . . .         303         243         277
                                                                     ----------------------------------
    Total non-interest income . . . . . . . . . . . . . . . . . . .       5,695       5,648       5,226
                                                                     ----------------------------------

Non-interest expenses:
  Compensation, payroll taxes and fringe benefits (notes 13 and 14)       9,268      10,539       7,094
  Occupancy expense . . . . . . . . . . . . . . . . . . . . . . . .         789         728         759
  Supplies, communications and other
    office expenses . . . . . . . . . . . . . . . . . . . . . . . .         793         855         823
  Federal insurance premiums. . . . . . . . . . . . . . . . . . . .          63         153         146
  Advertising expense . . . . . . . . . . . . . . . . . . . . . . .         278         297         229
  Equipment and service bureau expense. . . . . . . . . . . . . . .       2,064       2,378       2,301
  Loss on sale of office properties
    and equipment . . . . . . . . . . . . . . . . . . . . . . . . .           -           -          21
  Other taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .         299         393         350
  Other operating expenses. . . . . . . . . . . . . . . . . . . . .       1,146       1,042         758
                                                                     ----------------------------------
    Total non-interest expenses . . . . . . . . . . . . . . . . . .      14,700      16,385      12,481
                                                                     ----------------------------------
Income before income tax expense. . . . . . . . . . . . . . . . . .       7,055       6,150       9,295
Income tax expense (note 12). . . . . . . . . . . . . . . . . . . .       3,003       2,681       3,598
                                                                     ----------------------------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    4,052  $    3,469  $    5,697
                                                                     ==================================

Basic earnings per share (note 17). . . . . . . . . . . . . . . . .  $     0.64  $     0.52  $     0.83
                                                                     ==================================
Weighted average shares outstanding . . . . . . . . . . . . . . . .   6,370,127   6,641,040   6,908,959
                                                                     ==================================

See  accompanying  notes  to  consolidated  financial  statements.

                     Cavalry Bancorp, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                       2000     1999     1998
 -----------------------------------------------------------------------------
Net  income                                           $4,052   $3,469   $5,697

Other comprehensive income, net of tax (note 23) -
Unrealized gain (loss) on investment securities
  available-for-sale                                      97      (53)      56
                                                      ------------------------
Comprehensive  income                                 $4,149   $3,416   $5,753
                                                      ========================


See  accompanying  notes  to  consolidated  financial  statements.

                     Cavalry Bancorp, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                  Years Ended December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)

                                                                           Accumulated
                                                                               Other
                                                             Unearned  Unal-  Compre-
                                                               Re-    located hensive
                               Common     Common     Retained stricted ESOP   Income   Total
                               Shares      Stock     Earnings  Stock  Shares  (Loss)   Equity
---------------------------------------------------------------------------------------------
Balance, December 31, 1997.          -   $      -   30,452        -        -    (5)   30,447
Net income. . . . . . . . .          -          -    5,697        -        -     -     5,697
Change in valuation
   allowance for
   investment securities
   available-for-sale,
   net of income
   taxes of $30 . . . . . .          -          -        -        -        -    56        56
Issuance of common
   stock. . . . . . . . . .  7,538,250     73,816        -        -   (6,031)    -    67,785
ESOP shares committed for
   release (note 13). . . .          -        467        -        -      419     -       886
Purchase and retirement
   of common stock
   (note 15). . . . . . . .   (376,913)    (8,578)       -        -        -     -    (8,578)
Dividends ($0.15 per share)          -          -   (1,112)       -        -     -    (1,112)
                            -----------------------------------------------------------------

Balance, December 31, 1998.  7,161,337     65,705   35,037        -   (5,612)   51    95,181
Net income. . . . . . . . .          -          -    3,469        -        -     -     3,469
Change in valuation
   allowance for
   investment securities
   available-for-sale,
   net of income
   taxes of $32 . . . . . .          -          -        -        -        -   (53)      (53)
Issuance of common stock
   for MRP (note 14). . . .    301,530      6,747        -   (6,747)       -     -         -
ESOP shares committed
   for release (note 13). .          -        671        -        -      593     -     1,264
Purchase and
   retirement of common
   stock (note 15). . . . .   (358,066)    (8,865)       -        -        -     -    (8,865)
Dividends
   ($0.20 per share). . . .          -          -   (1,312)       -        -     -    (1,312)
Deferred MRP shares
   earned (note 14) . . . .          -          -        -    2,367        -     -     2,367
Cash distribution
   ($7.50 per share). . . .          -    (53,286)       -        -        -     -   (53,286)
                             ----------------------------------------------------------------

Balance, December 31, 1999.  7,104,801     10,972   37,194   (4,380)  (5,019)   (2)   38,765
Net income. . . . . . . . .          -          -    4,052        -        -     -     4,052
Change in valuation
   allowance for
   investment securities
   available-for-sale,
   net of income
   taxes of $58 . . . . . .          -          -        -        -        -    97        97
ESOP shares committed
   for release (note 13). .          -        517        -        -      639     -     1,156
Dividends
   ($0.20 per share). . . .          -          -   (1,255)       -        -     -    (1,255)
Deferred MRP shares
   earned (note 14) . . . .          -          -        -    1,156        -     -     1,156
                             ----------------------------------------------------------------

Balance, December 31, 2000.  7,104,801   $ 11,489   39,991   (3,224)  (4,380)   95    43,971
                             ================================================================

See  accompanying  notes  to  consolidated  financial  statements.

                     Cavalry Bancorp, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                       2000        1999       1998
------------------------------------------------------------------------------------
Operating activities:
  Net income. . . . . . . . . . . . . . . . . . .  $   4,052   $   3,469   $   5,697
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Provision for loan losses. . . . . . . . . .        306         991         452
     Gain on sales of real estate acquired
     in settlement of loans, net. . . . . . . . .         (6)         (3)         (2)
     Gain on sales of loans, net. . . . . . . . .     (1,548)     (2,245)     (2,266)
     Loss (gain) on sale of office
       properties and equipment . . . . . . . . .         (2)          -          21
     Depreciation and amortization
       on office properties and equipment . . . .        928       1,101       1,207
     Allocation of ESOP shares at fair value. . .      1,156       1,264         886
     Compensation expense recognized
       on restricted stock. . . . . . . . . . . .      1,156       2,367           -
     Net accretion of investment and
       mortgage-backed securities
       premiums and discounts . . . . . . . . . .       (266)       (112)        (96)
     Accretion of deferred loan origination fees.       (837)     (1,035)     (1,209)
     Loan fees collected. . . . . . . . . . . . .        794       1,047       1,272
     Deferred income tax (benefit) expense. . . .        (12)        133        (233)
     Proceeds from sales of loans . . . . . . . .    104,074     121,735     120,761
     Origination of loans held for sale . . . . .   (102,224)   (113,052)   (124,563)
     Decrease (increase) in accrued
       interest receivable. . . . . . . . . . . .       (775)        592        (652)
     Decrease (increase) in other assets. . . . .        140        (318)       (416)
     Increase (decrease) in accrued interest
        payable . . . . . . . . . . . . . . . . .         48         222         (43)
     Stock dividends on Federal Home
       Loan Bank stock. . . . . . . . . . . . . .       (142)       (127)       (120)
     Decrease in accrued expenses
       and other liabilities. . . . . . . . . . .       (350)        (81)       (508)
     Increase (decrease) in income taxes payable.       (275)     (1,002)        485
                                                   ----------------------------------
     Net cash provided by operating activities. .      6,217      14,946         673
                                                   ----------------------------------
Investing activities:
  Increase in loans receivable, net . . . . . . .     (7,842)    (35,750)    (25,195)
  Principal payments on mortgage-
     backed securities held to maturity . . . . .         55         297         331
  Proceeds from the sales of office
     properties and equipment . . . . . . . . . .         44           -         203
  Purchases of investment securities
      available-for-sale. . . . . . . . . . . . .    (37,860)    (41,920)    (70,295)
  Purchases of investment securities
     held to maturity . . . . . . . . . . . . . .          -           -      (3,940)
  Proceeds from maturities of
     investment securities. . . . . . . . . . . .     13,000      81,500      39,700
  Purchases of office properties and equipment. .     (6,333)     (2,211)     (2,141)
  Proceeds from sale of real estate acquired
     through foreclosure. . . . . . . . . . . . .        398           -          34
                                                   ----------------------------------
     Net cash provided by (used in) investing
        activities. . . . . . . . . . . . . . . .    (38,538)      1,916     (61,303)
                                                   ----------------------------------
Financing activities:
  Net increase in deposits. . . . . . . . . . . .     27,605      42,897      17,765
  Advances from Federal Home Loan Bank
     of Cincinnati. . . . . . . . . . . . . . . .      1,614           -           -
  Repayment of advances from Federal
     Home Loan Bank of Cincinnati . . . . . . . .        (36)          -           -
  Other borrowings advances (repayments). . . . .    (45,000)     45,000           -
  Net decrease in advance payments by borrowers
     for property taxes and insurance . . . . . .         (4)        (59)        (58)
  Issuance of common stock. . . . . . . . . . . .          -           -      69,352
  Cash distribution . . . . . . . . . . . . . . .          -     (53,286)          -
  Retirement of common stock. . . . . . . . . . .          -      (8,865)     (8,578)
  Stock issuance costs. . . . . . . . . . . . . .          -           -      (1,567)
  Dividends paid. . . . . . . . . . . . . . . . .     (1,255)     (1,315)       (754)
                                                   ----------------------------------
     Net cash provided by (used in) financing
            activities. . . . . . . . . . . . . .    (17,076)     24,372      76,160
                                                   ----------------------------------
Increase (decrease) in cash and cash equivalents.    (49,397)     41,234      15,530
Cash and cash equivalents, beginning of year. . .     94,422      53,188      37,658
                                                   ----------------------------------
Cash and cash equivalents, end of year. . . . . .  $  45,025   $  94,422   $  53,188
                                                   ==================================

See  accompanying  notes  to  consolidated  financial  statements.


                     Cavalry Bancorp, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)


                                                       2000        1999       1998
------------------------------------------------------------------------------------
Supplemental Disclosures of Cash
    Flow Information:
Payments during the period for:
  Interest. . . . . . . . . . . . . . . . . . . .  $  13,022   $   9,908   $   9,637
                                                   ==================================
  Income taxes. . . . . . . . . . . . . . . . . .  $   3,485   $   3,550   $   3,608
                                                   ==================================
Supplemental Disclosures of Noncash
  Investing and Financing Activities:
Foreclosures and in substance
  foreclosures of loans during year . . . . . . .  $     392   $      86   $     112
                                                   ==================================
Interest credited to deposits . . . . . . . . . .  $   4,530   $   3,827   $   3,690
                                                   ==================================
Net unrealized gains (losses) on investment
  securities available-for-sale . . . . . . . . .  $     155   $     (85)  $      86
                                                   ==================================
Increase in deferred tax asset
    (liability) related to unrealized
      gain (loss) on investments. . . . . . . . .  $     (58)  $      32   $     (30)
                                                   ==================================
Issue of common stock to ESOP . . . . . . . . . .  $       -   $       -   $   6,031
                                                   ==================================
Issue of common stock to MRP. . . . . . . . . . .  $       -   $   6,747   $       -
                                                   ==================================
Dividends declared and payable. . . . . . . . . .  $     355   $     355   $     358
                                                   ==================================

See  accompanying  notes  to  consolidated  financial  statements.

                     Cavalry Bancorp, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

(1)  Summary  of  Significant  Accounting  Policies:
Change  in  Reporting  Entity
     On August 7, 1997, the Board of Directors of Cavalry Banking (the Bank) adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered capital stock savings bank (the Conversion). The Conversion was accomplished through the formation of Cavalry Bancorp, Inc. (the Corporation) on November 5, 1997; the adoption of a federal stock charter on February 26, 1998; the sale of all of the Bank's stock to the Corporation on March 16, 1998; and the sale of the Corporation's stock to the public on March 16, 1998.
     A subscription offering (offering) of the shares of common stock of the Corporation was conducted whereby the shares were offered initially to eligible account holders, Cavalry Banking Employee Stock Ownership Plan (ESOP), supplemental eligible account holders and other members of the Bank (collectively Subscribers). During the offering, subscribers submitted orders for common stock along with full payment for the order in either cash, by an authorization to withdraw funds for payment from an existing deposit account at the Bank upon issuance of stock, or a combination of cash and account withdrawal. The offering began January 21, 1998 and concluded on February 25, 1998. Subscription funds received in connection with the offering were placed in special escrow accounts in the Bank. For those orders that were to be funded through account withdrawals, the Bank placed "holds" on those accounts, restricting the withdrawal of any amount which would reduce the account balance below the amount of the order.
     On March 16, 1998, the Corporation issued approximately 7,538,000 shares of common stock for gross proceeds of approximately $75,383,000. The aggregate purchase price was determined by an independent appraisal. As the Corporation received subscriptions in excess of shares available, shares were allocated in accordance with the Plan of Conversion. Sources of gross proceeds were as follows (in thousands of dollars):

     Subscription  escrow  accounts     $36,532
     Deposit  account  withdrawals       32,820
     Note  receivable  from  ESOP         6,031
                                        -------
     Gross  proceeds                    $75,383
                                        =======

     All excess subscription funds were refunded to subscribers, and holds on deposit accounts were released after the stock was issued.
     Conversion expenses totaled approximately $1,567,000 and were deducted from gross proceeds to result in net proceeds of approximately $73,816,000.
     The Bank issued all of its outstanding capital stock to the Corporation in exchange for one-half of the net proceeds from the sale of the Corporation's capital stock. The Corporation accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Bank maintain their historical cost basis in the consolidated financial statements of the Company.

Nature  of  Operations  and  Customer  Concentration
     The Company's principal business activities are conducted through the Bank, which is a federally chartered savings bank engaged in the business of accepting savings and demand deposits and providing mortgage, consumer, construction and commercial loans to the general public through its retail banking offices. The Bank's business activities are primarily limited to within Rutherford County and adjacent counties of Tennessee. The Bank is subject to competition from other financial institutions. Deposits at the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (FDIC). The Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (OTS) and the FDIC.
     A substantial portion of the Company's loans are secured by real estate in the Middle Tennessee market. In addition, foreclosed real estate is located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate is susceptible to changes in local market conditions.
     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Accounting
     The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles of the United States of America and conform to general practices in the banking industry.

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998

Principles  of  Consolidation
     The consolidated financial statements include the accounts of the Corporation, the Bank and its wholly-owned subsidiary Cavalry Enterprises, Inc. (collectively the Company). Since the Corporation was inactive from incorporation through March 16, 1998, the information contained in the financial statements prior to that date relates to the Bank. Significant intercompany balances and transactions have been eliminated in consolidation under the equity method.

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

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998

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

Income  Taxes
     Under the asset and liability method of SFAS 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     The Corporation and the Bank will file consolidated federal income and combined state franchise and excise tax returns in 2000. The Corporation and the Bank filed separate federal income and combined state franchise and excise tax returns in 1999 and 1998. All taxes are accrued on a separate entity basis.

Fair  Values  of  Financial  Instruments
     SFAS 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Fair value estimates are made at a point in time, based on relevant market information and information about the financial instrument. Accordingly, such estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
     The following are the more significant methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments:
     Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets' fair values, because they mature within 90 days or less and do not present credit risk concerns.
     Investment securities and mortgage-backed securities: Fair values for investment securities and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
     Loans receivable: The fair values for loans receivable are estimated using discounted cash flow analysis which considers future repricing dates and estimated repayment dates, and further using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.
     Loans held for sale: Fair value is based on investor commitments, or in the absence of such commitments, on current investor yield requirements.

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998

     Accrued interest receivable: Fair value is estimated to approximate the carrying amount because such amounts are expected to be received within 90 days or less and any credit concerns have been previously considered in the carrying value.
     Deposits: The fair values disclosed for deposits with no stated maturity such as demand deposits, interest-bearing checking accounts and passbook savings accounts are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit and other fixed maturity time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on such type accounts to a schedule of aggregated contractual maturities on such time deposits.
     Accrued interest payable: The carrying amount will approximate fair value as the majority of such interest will be paid within 90 days or less.
     Other borrowings: The carrying amount will approximate fair value because they mature within 90 days.
     Advances from the FHLB: The fair value of these advances is estimated by discounting the future cash flows of these advances using the current rates at which similar advances could be obtained.
     Commitments to extend credit: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

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

Effect  of  New  Accounting  Pronouncements
     SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133, requires that derivative instruments be carried at fair value on the balance sheet. The statements continue to allow derivative instruments to be used to hedge various risks and set forth specific criteria to be used to determine when hedge accounting can be used. The statements also provide for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of these statements, as amended, are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate any material impact on the Company's financial position, results of operations and cash flow subsequent to the effective date of these statements as no such instruments are used by the Company.
     In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS 125 without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 5, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions are not permitted. The Company does not anticipate any material impact on the Company's financial position, results of operations and cash flow subsequent to the effective date of this statement.

Reclassification
     Certain 1999 and 1998 amounts have been reclassified to conform to the December 31, 2000 presentation.

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
                          (Table amounts in thousands)

(2)  Cash:
     The Company is required to maintain cash on hand or in the Federal Reserve Bank account for various regulatory purposes. During 2000 and 1999, such required cash averaged approximately $5,345,000 and $4,189,000, respectively.

(3)  Investment  Securities  Available-for-Sale:
     The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2000 and 1999 are as follows:

                                                   December  31,  2000
                                         --------------------------------------
                                                     Gross     Gross   Estimated
                                         Amortized Unrealized Unrealized  Fair
                                             Cost    Gains    Losses      Value
-------------------------------------------------------------------------------
U.S.  Treasury  securities                 $ 8,976    $ 33      $-      $ 9,009
Obligations of U.S. Government agencies     23,120     126       8       23,238
                                           ------------------------------------
                                           $32,096    $159      $8      $32,247
                                           ====================================

                                                    December  31,  1999
                                         --------------------------------------
                                                     Gross     Gross  Estimated
                                         Amortized Unrealized Unrealized  Fair
                                             Cost    Gains    Losses      Value
-------------------------------------------------------------------------------
Obligations of U.S. Government agencies     $6,968     $4       $8       $6,964
                                           ====================================

     The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2000, by contractual maturity, are shown below.

                                                                       Estimated
                                                            Amortized     Fair
                                                               Cost      Value
-------------------------------------------------------------------------------
U.S.  Treasury  securities  and  obligations
  of  U.S.  Government  agencies:
  Maturing  within  one  year                               $21,096     $21,142
  Maturing  within  one  through  five  years                11,000      11,105
                                                             ------------------
                                                            $32,096     $32,247
                                                            ===================

     The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 1999, by contractual maturity, are shown below.
                                                                      Estimated
                                                             Amortized    Fair
                                                                Cost     Value
-------------------------------------------------------------------------------
Obligations  of  U.S.  Government  agencies:
  Maturing  within  one  year                                 $6,968     $6,964
                                                              -----------------

     At December 31, 2000 and 1999, investment securities with amortized cost values of $10,977,000 and $6,967,000, respectively, were pledged as collateral as permitted or required by law.
     There were no sales of investment securities available-for-sale in the years ended December 31, 2000, 1999, and 1998.

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
                          (Table amounts in thousands)

(4)  Mortgage-backed  Securities  Held  to  Maturity:
     The amortized cost and estimated fair values of mortgage-backed securities held to maturity at December 31, 2000 and 1999, are as follows:

                                                        December  31,  2000
                                         --------------------------------------
                                                     Gross     Gross  Estimated
                                         Amortized Unrealized Unrealized  Fair
                                             Cost    Gains    Losses      Value
-------------------------------------------------------------------------------
Mortgage-backed  securities:
  FHLMC                                       $185      $-      $3         $182
  FNMA                                         409       1       3          407
                                           ------------------------------------
    Total  mortgage-backed  securities
       held  to  maturity                     $594      $1      $6         $589
                                           ====================================


                                                    December  31,  1999
                                         --------------------------------------
                                                     Gross     Gross  Estimated
                                         Amortized Unrealized Unrealized  Fair
                                             Cost    Gains    Losses      Value
-------------------------------------------------------------------------------
Mortgage-backed  securities:
  FHLMC                                       $210      $-      $1         $209
  FNMA                                         441       -       5          436
                                           ------------------------------------
    Total  mortgage-backed  securities
       held  to  maturity                     $651      $-      $6         $645
                                           ====================================

     As of December 31, 2000 and 1999, mortgage-backed securities held to maturity had contractual maturity dates of greater than ten years.
     There were no sales of mortgage-backed securities held to maturity in the years ended December 31, 2000, 1999, and 1998.

(5)  Loans  Held-for-Sale,  Net  and  Loans  Receivable,  Net:
     Loans  held  for  sale,  net  are  summarized  as  follows:

                                                               2000       1999
-------------------------------------------------------------------------------
One-to-four  family  loans                                    $4,183     $4,485
                                                              -----------------
  Total  loans  held  for  sale,  net                         $4,183     $4,485
                                                              =================

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
                          (Table amounts in thousands)

     The Company originates most fixed rate loans for immediate sale to the Federal Home Loan Mortgage Corporation (FHLMC) or other investors. Generally, the sale of such loans is arranged at the time the loan application is received through commitments.
     Loans receivable, net at December 31, 2000 and 1999, consisted of the following:


                                       2000      1999
-----------------------------------------------------
Real estate mortgage loans:
   One-to-four family . . . . . .  $ 64,776  $ 60,261
   Multi-family . . . . . . . . .     2,519       780
   Land . . . . . . . . . . . . .    21,498    40,645
   Commercial real estate . . . .    80,029    71,419
   Construction and development .    56,015    69,421
                                   ------------------
       Total first mortgage loans   224,837   242,526

   Junior mortgage loans. . . . .     5,322     4,788
   Commercial loans . . . . . . .    38,177    36,456
   Consumer loans . . . . . . . .    46,773    49,090
                                   ------------------
                                    315,109   332,860
Less:
  Loans in process. . . . . . . .    26,471    51,243
  Allowance for loan losses . . .     4,235     4,136
  Deferred loan fees, net . . . .       742       785
  Loans held for sale . . . . . .     4,183     4,485
                                   ------------------
     Loans receivable, net. . . .  $279,478  $272,211
                                   ==================

     Loans are presented net of loans serviced for the benefit of others totaling approximately $111.4 million, $124.1 million and $124.9 million at December 31, 2000, 1999 and 1998, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow amounts, disbursing payments to investors and foreclosure processing.
     Qualified one-to-four first mortgage loans are pledged to the Federal Home Loan Bank of Cincinnati as discussed in note 10.
     Impaired loans and related valuation allowance amounts at December 31, 2000 and 1999 were as follows:

                          2000       1999
------------------------------------------
Recorded  investment     $3,900     $3,623
Valuation  allowance     $  615     $  553

     The average recorded investment in impaired loans for the years ended December 31, 2000, 1999 and 1998 was $3,666,000, $1,492,000 and $700,000,
respectively. Interest income recognized on impaired loans was not significant during the years ended December 31, 2000, 1999 and 1998.

     Activity  in  the  allowance  for  loan  losses consisted of the following:

                                  2000     1999     1998
---------------------------------------------------------
Balance at beginning of period  $4,136   $3,231   $2,804
Provision for loan losses. . .     306      991      452
Recoveries . . . . . . . . . .      29       16       29
Charge-offs. . . . . . . . . .    (236)    (102)     (54)
                                -------------------------
Balance at end of period . . .  $4,235   $4,136   $3,231
                                =========================

     Non-accrual loans totaled approximately $123,000 and $333,000 at December 31, 2000 and 1999, respectively. Interest income foregone on such loans was not significant during the years ended December 31, 2000, 1999 and 1998. The Company is not committed to lend additional funds to borrowers whose loans have been placed on a non-accrual basis.
     There were no loans three months or more past due which were still accruing interest as of December 31, 2000 and 1999.

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
                          (Table amounts in thousands)

     The Company originates loans to officers and directors at terms substantially identical to those available to other borrowers. Mortgage and consumer loans to officers and directors at December 31, 2000 and 1999 were approximately $2,011,000 and $3,155,000, respectively. At December 31, 2000 funds committed that were undisbursed to officers and directors approximated $4,019,000.
     The  following  summarizes  activity  of  these  loans  for the years ended
December  31,  2000  and  1999:

                                   2000      1999
--------------------------------------------------
Balance at beginning of period  $ 3,155   $ 1,753
New loans. . . . . . . . . . .    4,754     9,291
Principal repayments . . . . .   (5,898)   (7,889)
                                ------------------
Balance at end of period . . .  $ 2,011   $ 3,155
                                ==================


(6)  Office  Properties  and  Equipment,  Net:
     Office properties and equipment, less accumulated depreciation, consisted of the following at December 31, 2000 and 1999:

                                           2000     1999
--------------------------------------------------------
Land . . . . . . . . . . . . . . . . .  $ 3,440  $ 2,904
Office buildings . . . . . . . . . . .   11,170    4,897
Furniture, fixtures, and equipment . .    7,514    6,547
Leasehold improvements . . . . . . . .      315      293
Automobiles. . . . . . . . . . . . . .      146      176
Construction in process. . . . . . . .        7    1,654
                                        ----------------
                                         22,592   16,471
Less accumulated depreciation. . . . .    7,337    6,579
                                        ----------------
  Office properties and equipment, net  $15,255  $ 9,892
                                        ================


During the years ended December 31, 2000, the Company capitalized construction period expenses of approximately $117,000.

(7)  Required  Investment  in  Stock  of  Federal  Home  Loan  Bank:
     The Bank is a member of the Federal Home Loan Bank (FHLB). As a member of this system, the Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Cincinnati in an amount equal to the greater of 1% of residential mortgage loans and mortgage-backed securities, or .3% of total assets of the Bank. At December 31, 2000, no additional investments are required. No ready market exists for the stock, and it has no quoted market value, but may be redeemed for face value by the FHLB if the Bank withdraws its membership. Accordingly, this investment is carried at the Bank's historical cost.

(8)  Mortgage  Servicing  Rights:
     An analysis of the activity for originated mortgage servicing rights is as follows:

Balance,  December  31,  1997                     $212
Originations                                       664
Amortization                                      (207)
                                                  -----
Balance,  December  31,  1998                      669
Originations                                       323
Amortization                                      (321)
                                                  -----
Balance,  December  31,  1999                      671
Originations                                         -
Amortization                                      (199)
                                                  -----
Balance,  December  31,  2000                     $472
                                                  =====

     Mortgage servicing rights are included in other assets on the consolidated balance sheet. During 2000, the Company sold an insignificant amount of mortgage loans with servicing rights retained.

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
               (Table amounts in thousands, except percentages)

(9)  Deposits:
     Savings, demand, and time deposit account balances are summarized as follows:

                           December  31,  2000
                      ---------------------------
                         Weighted
Type  of  Account     Average  Rate       Amount
-------------------------------------------------
Personal accounts . . .         -%       $ 38,630
NOW accounts. . . . . .       1.47         52,343
Money market accounts .       4.79         69,797
Savings accounts. . . .       1.24         13,248
Certificates of deposit       6.37        162,516
                                         --------
                                        $ 336,534
                                        =========


                          December  31,  1999
                      ---------------------------
                         Weighted
Type  of  Account     Average  Rate       Amount
-------------------------------------------------
Personal accounts . . .         -%       $ 34,692
NOW accounts. . . . . .       1.23         46,472
Money market accounts .       4.04         63,796
Savings accounts. . . .       1.24         13,017
Certificates of deposit       5.47        150,952
                                         --------
                                        $ 308,929
                                        =========

     Scheduled  maturities  of  certificates  of  deposit  are  as  follows:

                                          December  31,  2000
                                    ------------------------------
                                                 Weighted
Type  of  Account                  Average Rate   Amount   Percent
------------------------------------------------------------------
1 year or less . . . . . . . . . . .      6.39%  $133,195   81.96%
Greater than 1 year through 2 years.      6.24     20,097   12.37
Greater than 2 years through 3 years      6.00      5,610    3.45
Greater than 3 years through 4 years      6.41      2,063    1.27
Greater than 4 years through 5 years      6.41      1,502    0.92
Thereafter . . . . . . . . . . . . .      5.75         49    0.03
                                                 -----------------
                                                 $162,516  100.00%
                                                 =================


                                          December  31,  1999
                                    ------------------------------
                                                 Weighted
Type  of  Account                  Average Rate   Amount   Percent
------------------------------------------------------------------
1 year or less . . . . . . . . . . .      5.44%  $125,691   83.27%
Greater than 1 year through 2 years.      5.56     14,352    9.51
Greater than 2 years through 3 years      5.76      3,445    2.28
Greater than 3 years through 4 years      5.51      5,060    3.35
Greater than 4 years through 5 years      5.52      2,227    1.48
Thereafter . . . . . . . . . . . . .      5.64        177    0.11
                                                  ----------------
                                                 $150,952  100.00%
                                                 =================


     Certificates of deposit in excess of $100,000 were approximately $45.0 million and $39.4 million at December 31, 2000 and 1999, respectively.

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
                (Table amounts in thousands, except percentages)

     The FDIC insures deposits of account holders up to $100,000 per insured depositor. To provide for this insurance, the Bank must pay a risk-based annual assessment which considers the financial soundness of the institution and capitalization level. At December 31, 2000, the Bank was assessed at the FDIC's lowest assessment level, as a well capitalized institution.
     Interest expense on deposit balances for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                                        2000      1999      1998
-----------------------------------------------------------------
Savings  accounts                     $   169    $  184    $  423
Money  market  and  NOW  accounts       3,660     2,885     2,364
Certificates  of  deposit               9,067     6,913     6,807
                                        -------------------------
                                      $12,896    $9,982    $9,594
                                      ===========================


(10) Advance  from  the  Federal  Home  Loan  Bank:
     FHLB  advances  are  summarized  as  follows:

                                               December  31,
                                   -----------------------------------
                                         2000              1999
                                   -----------------------------------
                                            Weighted          Weighted
                                            Average            Average
Type  of  Advance                  Amount     Rate     Amount     Rate
----------------------------------------------------------------------
Fixed-rate                         $1,578     3.68%       -         -
                                   ===================================


     Scheduled maturities of FHLB advances as of December 31, 2000 are as follows:

                                                Amount at
                 Year  Ended                     Stated
                December  31,                   Maturity
                -------------                   --------
                    2001                           $580
                    2002                             54
                    2003                             54
                    2004                             54
                    2005                             54
                    Thereafter                      782
                                                  -----
                                                 $1,578
                                                 ======

     The Bank has an approved line of credit of $10,000,000 at December 31, 2000 which is secured by a blanket agreement to maintain residential first mortgage loans with a principal value of 125% of the outstanding advances and has a variable interest rate. The Company can increase its borrowings from the FHLB to $40,392,000 at December 31, 2000.

(11) Short-Term  Borrowings:
     At December 31, 1999, the Company had outstanding a $45 million note payable to a commercial bank. The note, dated December 16, 1999, bearing interest at prime rate minus 1.125%, was due on June 16, 2000. All of the outstanding stock of the Bank was pledged as collateral on the loan. The note was paid in full on January 19, 2000.

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
                (Table amounts in thousands, except percentages)

(12) Income  Taxes:
     The  components  of  income  tax  expense  (benefit)  are  as  follows:

                                                    2000     1999    1998
--------------------------------------------------------------------------
Current income tax expense:
  Federal. . . . . . . . . . . . . . . . . . . .  $2,538   $2,139  $3,286
  State. . . . . . . . . . . . . . . . . . . . .     477      409     545
                                                  ------------------------
     Total current income tax expense. . . . . .   3,015    2,548   3,831
                                                  ------------------------
Deferred income tax (benefit) expense:
  Federal. . . . . . . . . . . . . . . . . . . .     (11)     119    (193)
  State. . . . . . . . . . . . . . . . . . . . .      (1)      14     (40)
                                                  ------------------------
     Total deferred income tax (benefit) expense     (12)     133    (233)
                                                  ------------------------
  Income tax expense . . . . . . . . . . . . . .  $3,003   $2,681  $3,598
                                                  ========================



     The following table presents a reconciliation of the provision for income taxes as shown in the consolidated statements of income, with that which would be computed by applying the statutory federal income tax rate of 34% to income before income taxes.

                                        2000            1999           1998
--------------------------------------------------------------------------------
Tax expense at statutory rates. .  $2,399   34.0%  $2,091  34.0%  $3,160   34.0%
Increases (decrease) in taxes
  resulting from:
   State income tax, net of
     federal effect . . . . . . .     314    4.5      279   4.5      333    3.6
  Nondeductible ESOP compensation     299    4.2      228   3.7      160    1.7
  Other, net. . . . . . . . . . .      (9)  (0.1)      83   1.4      (55)  (0.6)
                                   ---------------------------------------------
  Total income tax expense. . . .  $3,003   42.6%  $2,681  43.6%  $3,598   38.7%
                                   =============================================

     In years ended December 31, 1995 and prior, the Bank was allowed under the Internal Revenue Code to deduct, subject to certain conditions, an annual addition to a reserve for bad debts (reserve method) in determining taxable income. Legislation enacted in August 1996 repealed the reserve method effective for the Bank for the year ended December 31, 1996.
     The tax effects of temporary differences that give rise to the significant portions of deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows:


                                                 2000    1999
-------------------------------------------------------------
Deferred tax assets:
  Loans receivable, allowance for loan losses  $1,589  $1,541
  Deferred loan fees. . . . . . . . . . . . .     281     298
  Other . . . . . . . . . . . . . . . . . . .       -       1
                                               --------------
  Total deferred tax asset. . . . . . . . . .   1,870   1,840
                                               ==============

Deferred tax liabilities:
  FHLB stock. . . . . . . . . . . . . . . . .     464     410
  Office properties and equipment . . . . . .     126     162
                                               --------------
   Total deferred tax liability. . . . . . . .    590     572
                                               --------------
   Net deferred tax asset. . . . . . . . . . . $1,280  $1,268
                                               ==============


     SFAS 109, Accounting for Income Taxes, requires that the tax benefit of deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not." In accordance with SFAS 109, the realization of tax benefits of deductible temporary differences depends on whether the Company has sufficient taxable income within the carryback and carryforward period permitted by tax law to allow for utilization of the deductible amounts. Taxable income in the carryback period and estimates of taxable income in the carryforward period were expected to be sufficient to utilize such differences. As such, no valuation allowance was established at December 31, 2000 and 1999.

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998

(13) Employee  Benefit  Plans:
     401(k) Plan - The Company sponsors a 401(k) plan, which is available to all employees who meet minimum eligibility requirements. Management has contributed 2% of employees' earnings to the Plan on the employees' behalf. Participants may generally contribute up to 15% of earnings, and, in addition, management will match employee contributions up to 4%. Expense related to Company contributions amounted to $285,000, $213,000 and $174,000 in the years ended
December  31,  2000,  1999  and  1998,  respectively.
     Employee Stock Ownership Plan - The Cavalry Banking Employee Stock Ownership Plan (ESOP) is a noncontributory retirement plan adopted by the Company effective January 1, 1998 which includes all employees who meet minimum eligibility requirements. The ESOP acquired 603,060 shares of the Corporation's common stock in the Conversion at a price of $10 per share with proceeds of a loan from the Corporation in the amount of approximately $6,031,000. The Bank makes periodic cash contributions to the ESOP in an amount sufficient for the ESOP to make the scheduled payments under the note payable to the Corporation. In connection with the cash distribution (discussed in note 15), the ESOP received approximately $4.5 million on its shares of the Corporation's common stock. The ESOP purchased an additional 321,305 shares with the proceeds.
     The note payable has a term of 12 years, bears interest at 8.5% and requires a level quarterly payment of principal and interest of approximately $202,000. The note is collateralized by the shares of common stock held by the ESOP.
     As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants based upon compensation. Compensation expense is determined by multiplying the per share market price of the Corporation's stock at the time the shares are committed to be released by the number of shares to be released. The value of the released shares at cost is recorded as a deduction to common stock and the value of the released shares at market is recorded as an addition or deduction to unallocated ESOP shares. The Company recognized approximately $1,156,000, $1,264,000 and $886,000 in compensation expense in the years ended December 31, 2000, 1999 and 1998, respectively, related to the ESOP of which approximately $639,000, $593,000 and $419,000 reduced the cost of unallocated ESOP shares and $517,000, $671,000 and $467,000 increased common stock on the balance sheets.
     The cost of the unallocated shares is reflected as a reduction of equity. Unallocated shares are considered neither outstanding shares for computation of basic earnings per share nor potentially dilutive securities for computation of diluted earnings per share. Dividends on unallocated ESOP shares are reflected as a reduction in the note payable.
     Shares released or committed to be released for allocation during the years ended December 31, 2000 and 1999 totaled 150,871 and 59,335, respectively. Shares remaining not released or committed to be released for allocation at December 31, 2000 and 1999 totaled 672,315 and 501,881, and had a market value of approximately $7,143,000 and $8,281,000, respectively.

(14) Stock  Compensation  Plans:
     Management Recognition Plan - On April 22, 1999, the Corporation's stockholders approved the Cavalry Bancorp, Inc. 1999 Management Recognition Plan
(MRP). A maximum of 301,530 shares may be awarded under the MRP. The objective of the MRP is to reward performance and build the participant's equity interest in the Company by providing long-term incentives and rewards to officers, key employees and other persons who provide services to the Company and its subsidiaries. Shares of common stock awarded under the MRP vest in equal amounts over a five-year period. In the event of a change in control of the Company, all shares will become fully vested at the election of the participant that is made within 60 days following such event. Compensation expense is determined by the value of the stock on the award date, recognized on a straight-line basis over the vesting period. Participants are entitled to all voting and other stockholder rights related to the shares, including unvested shares. Participants also receive dividends and other distributions with respect to such stock. Also, all such shares are included in outstanding shares for the computation of basic earnings per share.
     On April 22, 1999, 301,530 shares of stock were awarded and the closing price of the stock on that date was $22.38 per share which became the basis of recognizing compensation over the five-year period ending April 30, 2004. Total compensation expense recognized for the MRP during 2000 and 1999 was $1.2 million and $2.4 million, respectively. The 1999 compensation expense amount was comprised of a one-time nonrecurring charge for the special cash distribution (discussed in note 15) and vesting of shares. Also, as a result of the special cash distribution, the basis of recognizing compensation over the resting period was reduced from $22.38 to $16.76.

     Stock Option Plan - On April 22, 1999, the Corporation's stockholders approved the Cavalry Bancorp, Inc. 1999 Stock Option Plan (SOP). The SOP allows the granting to management and directors the option to purchase common stock of the Corporation (options) aggregating to 753,825 shares. All employees and non-employee directors are eligible to participate in the SOP. Each option will have a term of 10 years and the exercise price of each option will not be less than the fair market value of the shares on the date of the grant. Options will vest in equal installments over a five-year period. In the event of a change in control of the Company, all options will become fully vested and immediately exercisable. If provision is not made for the assumption of the options in connection with the change of control, the SOP provides for cash settlement of any outstanding options.
     No options had been granted as of December 31, 2000. On January 3, 2001, options to purchase 188,464 shares at $10.625 per share were awarded.

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

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998

Dividends
     The Corporation's sources of income and funds for dividends to its stockholders are earnings on its investments and dividends from the Bank. The Bank's primary regulator, the Office of Thrift Supervision (OTS), has regulations that impose certain restrictions on payment of dividends to the Corporation. Current regulations of the OTS allow the Bank (based upon its current capital level and supervisory status assigned by the OTS) to pay a dividend of up to 100% of net income to date during the calendar year plus the retained income for the preceding two years. Supervisory approval is not required, but 30 days prior notice to the OTS is required. Any capital distribution in excess of this amount would require supervisory approval. Capital distributions are further restricted should the Bank's capital level fall below the fully phased-in capital requirements of the OTS. In no case will the Bank be allowed to make a capital distribution reducing equity below the required balance of the liquidation account. The Bank paid dividends to the Corporation totaling $43,250,000 during the year ended December 31, 2000. The Bank did not declare or pay dividends to the Corporation during the year ended December 31, 1999. On December 23, 1999, the Corporation paid a cash distribution of $7.50 per share to its stockholders.
     OTS regulations also place restrictions after the Conversion on the Corporation with respect to repurchases of its common stock. With prior notice to the OTS, the Corporation is allowed to repurchase its outstanding shares. No outstanding shares were repurchased by the Corporation during the year ended December 31, 2000. During 1999, the Corporation requested and received regulatory approval to acquire 358,066 shares of its outstanding common stock. The shares were acquired for $8,865,000. During 1998, the Corporation requested and received regulatory approval to acquire 376,913 shares of its outstanding common stock. The shares were acquired for $8,578,000.

(16) Regulatory  Matters:
     The amounts for retained earnings and net income reported to the OTS agree to the amounts per the accompanying consolidated financial statements at December 31, 2000, 1999 and 1998, and for the years then ended.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established a capital based supervisory system of Prompt Corrective Action (PCA) for all insured depository institutions. The regulations adopted pursuant to FDICIA, effective December 19, 1992, established capital categories that determine the degree of supervisory PCA to which a depository institution could be subjected. The categories consist of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution is deemed to be "well capitalized" if (a) its risk-based capital ratio is 10% or greater, (b) its Tier 1 risk-based capital ratio is 6% or greater, and (c) its leverage ratio is 5% or greater. At December 31, 2000 the Bank was "well-capitalized."
     When an insured depository institution's capital ratios fall below the "well-capitalized" level it becomes subject to a series of increasingly restrictive supervisory actions, to the point where a conservator or receiver must be designated for a "critically undercapitalized" institution unless certain certifications are made by the appropriate regulatory agencies. An institution is deemed to be "critically undercapitalized" if its ratio of Tier 1 capital to total assets is 2% or less. The following table presents the Bank's equity capital and regulatory capital ratios as of December 31, 2000 and December 31, 1999:

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
                (Table amounts in thousands, except percentages)

                                               December  31,  2000
                         -----------------------------------------------------------
                                                                    Tier 1    Total
                                                          Core 1    risk-     risk-
                          Equity     Tangible   Tangible leverage   based     based
                          capital    capital    equity    capital   capital   capital
-------------------------------------------------------------------------------------
Equity capital. . . . .  $ 42,013   $ 42,013   $ 42,013   $42,013   $42,013   $42,013
Unrealized gain on
  investment securities
  available-for-sale. .         -        (95)       (95)      (95)      (95)      (95)
General valuation
  allowances. . . . . .         -          -          -         -         -     4,235
                         -------------------------------------------------------------
Regulatory capital
  measure . . . . . . .  $ 42,013   $ 41,918   $ 41,918   $41,918   $41,918   $46,153
                         =============================================================
Total assets. . . . . .  $381,785
                         =========
Adjusted total assets .             $381,634   $381,634   $381,634
                                   ===============================
Risk-weighted assets. .                                            $330,520   $330,520
                                                                   ====================
Capital ratio . . . . .     11.00%     10.98%     10.98%    10.98%    12.68%    13.96%
                         ==============================================================



                                             December  31,  1999
                         -----------------------------------------------------------
                                                                    Tier 1    Total
                                                          Core 1    risk-     risk-
                          Equity     Tangible   Tangible leverage   based     based
                          capital    capital    equity    capital   capital   capital
-------------------------------------------------------------------------------------
Equity capital. . . . .  $ 79,210   $ 79,210   $ 79,210   $79,210   $79,210   $79,210
Unrealized loss on
  investment securities
  available-for-sale. .         -          2          2         2         2         2
General valuation
  allowances. . . . . .         -          -          -         -         -     4,136
                         -------------------------------------------------------------
Regulatory capital
  measure . . . . . . .  $ 79,210   $ 79,212   $ 79,212   $79,212   $79,212   $83,348
                         -------------------------------------------------------------
Total assets. . . . . .  $390,357
                         =========
Adjusted total assets .             $390,357   $390,361   $390,361
                                   ===============================
Risk-weighted assets. .                                            $355,026  $355,026
                                                                   ===================
Capital ratio . . . . .     20.29%     20.29%     20.29%    20.29%    22.31%    23.48%
                         =============================================================


     The Bank's management believes that at December 31, 2000, that the Bank meets all capital requirements to which it is subject.

(17) Earnings  Per  Share:
     The Company had no potentially dilutive securities outstanding during the years ended December 31, 2000, 1999 and 1998; therefore, diluted EPS is the same as basic EPS.

(18) Financial  Instruments  with  Off-Balance-Sheet  Risk:
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.
     At December 31, 2000 and 1999, unused lines of credit were approximately $35,331,000 and $36,360,000, respectively, with the majority having terms of one year for commercial and two to five years for consumer; outstanding letter of credit balances were approximately $7,377,000 and $7,520,000, respectively; and commitments to originate or purchase loans were approximately $26,471,000 and $51,243,000, respectively. The commitments to originate loans at December 31, 2000 were composed of variable rate loans of approximately $20,810,000 and fixed rate loans of approximately $5,661,000. The fixed rate loans had interest rates ranging from 6.25% to 9.63%. The commitments to originate loans at December 31, 1999 were composed of variable rate loans of approximately $42,629,000 and fixed rate loans of approximately $8,614,000. The fixed rate loans had interest rates ranging from 6.75% to 8.50%.

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
                          (Table amounts in thousands)

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

(19) Fair  Value  of  Financial  Instruments:
     Information about the fair value of the financial instruments in the consolidated balance sheets, which should be read in conjunction with Note 1 and certain other notes to the consolidated financial statements presented elsewhere herein, is set forth as follows:

                                                 2000              1999
                                         --------------------------------------
                                                  Estimated           Estimated
                                         Carrying     Fair    Carrying    Fair
                                          Amount     Value     Amount     Value
-------------------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents . . . . . .  $ 45,025  $ 45,025  $ 94,422  $ 94,422
  Investment securities available-
    for-sale. . . . . . . . . . . . . .    32,247    32,247     6,964     6,964
  Mortgage-backed securities held
    to maturity . . . . . . . . . . . .       594       589       651       645
  Loans receivable, net . . . . . . . .   279,478   277,397   272,211   270,254
  Loans held for sale . . . . . . . . .     4,183     4,183     4,485     4,485
  Accrued interest receivable . . . . .     2,559     2,559     1,784     1,784
  Required investment in stock of
    the Federal Home Loan Bank. . . . .     2,020     2,020     1,878     1,878
Financial liabilities:
  Deposits with no stated maturity. . .   174,018   174,018   157,977   157,977
  Certificates of deposits. . . . . . .   162,516   163,279   150,952   151,531
  Advances from the FHLB. . . . . . . .     1,578     1,453         -         -
  Other borrowings. . . . . . . . . . .         -         -    45,000    45,000

Off-balance sheet assets (liabilities):
Unused lines of credit. . . . . . . . .         -         -         -         -
Standby letters of credit . . . . . . .         -         -         -         -
Commitments to extend credit. . . . . .         -         -         -         -



(20) Commitments  and  Contingencies:
     In the normal course of the Company's business, there are outstanding various commitments and contingent liabilities that have not been reflected in the consolidated financial statements. In the opinion of management, the financial position of the Company will not be affected materially as a result of such commitments and contingent liabilities.
     In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the financial position of the Company will not be affected materially by the outcome of such legal proceedings.
     The Company's profitability depends to a large extent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. Like most financial institutions, the Company's interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Company's interest-earning assets consist primarily of mortgage loans and investments which adjust more slowly to changes in interest rates than its interest-bearing deposits. Accordingly, the Company's earnings would be adversely affected during periods of rising interest rates.
     The Corporation and the Bank have agreed to enter into Employment Agreements with two of the Bank's executive officers, which provide certain benefits in the event of their termination following a change in control of the Corporation or the Bank. The employment agreements provide for an initial term of three years. On each anniversary of the commencement date of the Employment Agreements, the term of each agreement may be extended for an additional year at the discretion of the Board. In the event of a change in control of

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
                          (Table amounts in thousands)

the Corporation or the Bank, as defined in the agreement, each executive officer will be entitled to a package of cash and/or benefits with a maximum value each to 2.99 times their average annual compensation during the five-year period preceding the change in control.
     The Corporation and the Bank have also agreed to enter into Severance Agreements with seven of the Bank's senior officers, none of whom are covered by an Employment Agreement. Each agreement has an initial term of two years. On each anniversary of the commencement due date of the Severance Agreements, the term of each agreement may be extended for an additional year at the discretion of the Board. In the event of a change in control of the Corporation or the Bank, as defined in the agreement, each senior officer will be entitled to a package of cash and/or benefits with a maximum value equal to 2.99 times their average annual compensation during the five-year period preceding the change in control.
     The Corporation and the Bank have entered into a Key Employee Severance Compensation Plan to provide benefits to eligible key employees in the event of a change in control of the Corporation or the Bank. In general all officers except those who have entered into separate Employment or Severance Agreements with the Bank will be eligible to participate in the Severance Plan. In the event of a change in control of the Corporation or the Bank, eligible key employees who are terminated or who terminate employment within 12 months of the effective date of a change in control will be entitled to a payment based on years of service with the Bank, not to exceed an amount equal to three months of their then current compensation.

(21) Condensed  Parent  Company  Only  Financial  Statements:
     The following table presents the condensed balance sheets of the Corporation at December 31, 2000 and 1999, and the condensed statements of income and cash flows for the years ended December 31, 2000, 1999 and 1998:


                                                                         2000        1999
-----------------------------------------------------------------------------------------
Condensed  Balance  Sheets:
Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .             $  2,244   $  4,950
  Investment in Bank. . . . . . . . . . . . . . . . . . .                5,419     42,081
  Note receivable from Bank . . . . . . . . . . . . . . .                4,781      5,316
  Other assets. . . . . . . . . . . . . . . . . . . . . .                   91        112
                                                                     --------------------
  Total assets. . . . . . . . . . . . . . . . . . . . . .             $ 12,535   $ 52,459
                                                                     ====================

Liabilities and Stockholders' Equity:
  Borrowings. . . . . . . . . . . . . . . . . . . . . . .             $      -   $ 45,000
  Other liabilities . . . . . . . . . . . . . . . . . . .                  377        507
  Stockholders' equity. . . . . . . . . . . . . . . . . .               12,158      6,952
                                                                     --------------------
  Total liabilities and stockholders' equity. . . . . . .             $ 12,535   $ 52,459
                                                                     ====================

                                                               2000       1999       1998
------------------------------------------------------------------------------------------
Condensed Income Statements:
  Investment income:
    Interest income . . . . . . . . . . . . . . . . . . .  $    499   $  1,343   $  1,656
    Dividend from Bank. . . . . . . . . . . . . . . . . .    43,250          -          -
                                                           -------------------------------
                                                             43,749      1,343      1,656

    Interest expense. . . . . . . . . . . . . . . . . . .       129        148          -
                                                           -------------------------------
    Net interest income . . . . . . . . . . . . . . . . .    43,620      1,195      1,656
    Noninterest expense . . . . . . . . . . . . . . . . .       310        476        294
                                                           -------------------------------

  Income before income taxes and equity in
    undistributed earnings of the Bank. . . . . . . . . .    43,310        719      1,362
Provision for income taxes. . . . . . . . . . . . . . . .        21        277        575
                                                           -------------------------------

Net income before equity in undistributed
    earnings of Bank. . . . . . . . . . . . . . . . . . .    43,289        442        787
Equity in undistributed earnings of Bank. . . . . . . . .   (39,237)     3,027      3,549
                                                           -------------------------------
  Net income. . . . . . . . . . . . . . . . . . . . . . .  $  4,052   $  3,469   $  4,336
                                                           ===============================

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
                          (Table amounts in thousands)


                                                               2000       1999       1998
------------------------------------------------------------------------------------------
Condensed Statements of Cash Flows:
  Cash flows from operating activities:
    Net income. . . . . . . . . . . . . . . . . . . . . .  $  4,052   $  3,469   $  4,336
    Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed earnings of Bank . . . . . .    39,237     (3,027)    (3,549)
     Net accretion of investments available-
       for-sale and held to maturity. . . . . . . . . . .         -         (1)      (113)
     Net change in other assets and liabilities . . . . .      (109)       194       (154)
                                                           -------------------------------

     Net cash provided by operating activities. . . . . .    43,180        635        520
                                                           -------------------------------

  Cash flows from investing activities:
     Investment in Bank . . . . . . . . . . . . . . . . .      (166)      (111)   (36,910)
     Purchase of investments available-for-sale . . . . .         -          -    (27,446)
     Purchase of investments held to maturity . . . . . .         -          -     (3,940)
     Maturities of investments available-for-sale . . . .         -     13,500     14,000
     Maturities of investments held to maturity . . . . .         -          -      4,000
     Collection on notes receivable from Bank . . . . . .       535        451        264
                                                           -------------------------------

     Net cash provided by (used in) investing activities.       369     13,840    (50,032)
                                                           -------------------------------

  Cash flows from financing activities:
     Borrowings . . . . . . . . . . . . . . . . . . . . .   (45,000)    45,000          -
     Issuance of common stock . . . . . . . . . . . . . .         -          -     69,352
     Retirement of common stock . . . . . . . . . . . . .         -     (8,865)    (8,578)
     Stock issuance costs . . . . . . . . . . . . . . . .         -          -     (1,567)
     Dividends paid . . . . . . . . . . . . . . . . . . .    (1,255)    (1,315)      (754)
     Cash distribution. . . . . . . . . . . . . . . . . .         -    (53,286)         -
                                                           -------------------------------
     Net cash (used in) provided by financing activities.   (46,255)   (18,466)    58,453
                                                           -------------------------------
     Net (decrease) increase in cash and cash equivalents    (2,706)    (3,991)     8,941
     Cash and cash equivalents at beginning of year . . .     4,950      8,941          -
                                                           -------------------------------
     Cash and cash equivalents at end of year . . . . . .  $  2,244   $  4,950   $  8,941
                                                           ===============================

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
             (Table amounts in thousands, except per share amounts)

(22) Quarterly  Results  of  Operations:  (Unaudited)
     Summarized unaudited quarterly operating results for the years ended December 31, 2000 and 1999 are as follows:

                                First       Second      Third       Fourth
                                Quarter     Quarter     Quarter     Quarter
--------------------------------------------------------------------------------
December 31, 2000:
  Interest income. . . . . . .  $    6,979  $    7,200  $    7,538  $    7,719
  Interest expense . . . . . .       3,108       3,100       3,263       3,599
                                ----------------------------------------------
  Net interest income. . . . .       3,871       4,100       4,275       4,120
  Provision for loan losses. .          74          67           -         165
                                ----------------------------------------------
  Net interest income after
    provision for loan losses.       3,797       4,033       4,275       3,955
  Noninterest income . . . . .       1,344       1,453       1,462       1,436
  Noninterest expense. . . . .       3,686       3,604       3,753       3,657
                                ----------------------------------------------
  Income before income taxes .       1,455       1,882       1,984       1,734
  Income taxes . . . . . . . .         627         771         815         790
                                ----------------------------------------------
  Net income . . . . . . . . .  $      828  $    1,111  $    1,169  $      944
                                ==============================================
  Basic earnings per
    share (note 17). . . . . .  $     0.13  $     0.18  $     0.18  $     0.15
                                ==============================================
  Weighted average shares
     outstanding (note 17) . .   6,340,984   6,320,328   6,397,364   6,420,977
                                ==============================================

                                First       Second      Third       Fourth
                                Quarter     Quarter     Quarter     Quarter
--------------------------------------------------------------------------------
December 31, 1999:
  Interest income. . . . . . .  $    6,813  $    6,785  $    7,087  $    7,323
  Interest expense . . . . . .       2,337       2,362       2,532       2,899
                                ----------------------------------------------
  Net interest income. . . . .       4,476       4,423       4,555       4,424
  Provision for loan losses. .          89         423         132         347
                                ----------------------------------------------
  Net interest income after
    provision for loan losses.       4,387       4,000       4,423       4,077
  Noninterest income . . . . .       1,218       1,306       1,607       1,517
  Noninterest expense. . . . .       3,514       3,815       3,774       5,282
                                ----------------------------------------------
  Income before income taxes .       2,091       1,491       2,256         312
  Income taxes . . . . . . . .         863         626         918         274
                                ----------------------------------------------
  Net income . . . . . . . . .  $    1,228  $      865       1,338          38
                                ==============================================
  Basic earnings per
    share (note 17). . . . . .  $     0.19  $     0.13  $     0.20  $     0.01
                                ==============================================
  Weighted average shares
     outstanding (note 17) . .   6,607,533   6,781,294   6,580,643   6,595,487
                                ==============================================


                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
                          (Table amounts in thousands)

(23) Comprehensive  Income:
     SFAS 130, Reporting Comprehensive Income, was adopted by the Company on January 1, 1998. SFAS 130 established standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the years ended December 31, 2000, 1999 and 1998:

                                          Pre-Tax    (Expense)   Net of Tax
                                           Amount     Benefit     Amount
-------------------------------------------------------------------------
December 31, 2000:
  Unrealized holding gains for the period.  $155        $(58)       $ 97
                                            -----------------------------
                                            $155        $(58)       $ 97
                                            =============================

December 31, 1999:
  Unrealized holding losses for the period  $(85)       $ 32        $(53)
                                            -----------------------------
                                            $(85)       $ 32        $(53)
                                            =============================

December 31, 1998:
  Unrealized holding gains for the period.  $ 86        $(30)       $ 56
                                            -----------------------------
                                            $ 86        $(30)       $ 56
                                            =============================

                     Cavalry Bancorp, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
                          (Table amounts in thousands)

(24)  Business  Segments
     The Company's segments are identified by the products and services offered, principally distinguished as banking, trust and mortgage banking operations. Approximately 30% of mortgage banking revenues are derived each year from transactions with agencies of the U.S. government. In addition, one unrelated entity purchased approximately 50% of mortgage loans sold in 1999 and 1998.
     Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in Note 1. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods. These methods have been consistently applied.

                                           Mortgage
2000                              Banking   Banking  Trust  Consolidated
------------------------------------------------------------------------
Interest revenue . . . . . . . .  $ 29,436  $    -   $    -  $ 29,436
Other income-external customers.     2,818     256    1,067     4,141
Interest expense . . . . . . . .    13,070       -        -    13,070
Depreciation and amortization. .       762     133       33       928
Other significant items:
  Provisions for loan losses . .       306       -        -       306
  Gain on sale of assets . . . .         6   1,548        -     1,554
Segment profit (loss). . . . . .     6,976    (164)     243     7,055
Segment assets . . . . . . . . .   379,594   4,305      386   384,285



                                           Mortgage
1999                              Banking   Banking  Trust Consolidated
-----------------------------------------------------------------------
Interest revenue . . . . . . . .  $ 28,008  $    -   $  -  $ 28,008
Other income-external customers.     2,245     219    936     3,400
Interest expense . . . . . . . .    10,130       -      -    10,130
Depreciation and amortization. .       859     198     44     1,101
Other significant items:
  Provisions for loan losses . .       991       -      -       991
  Gain on sale of assets . . . .         3   2,245      -     2,248
Segment profit (loss). . . . . .     6,075     (49)   124     6,150
Segment assets . . . . . . . . .   390,648   4,596    175   395,419



                                          Mortgage
1998                              Banking  Banking  Trust Consolidated
----------------------------------------------------------------------
Interest revenue. . . . . . . .  $ 26,956  $     -  $  -  $ 26,956
Other income-external customers     1,789      374   795     2,958
Interest expense. . . . . . . .     9,594        -     -     9,594
Depreciation and amortization .       927      245    35     1,207
Other significant items:
  Provisions for loan losses. .       452        -     -       452
  Gain on sale of assets. . . .         2    2,266     -     2,268
Segment profit. . . . . . . . .     8,430      631   234     9,295
Segment assets. . . . . . . . .   353,020   11,719   153   364,892


                                   EXHIBIT 21

                      SUBSIDIARIES  OF  THE  REGISTRANT

Parent
------

Cavalry  Bancorp,  Inc.

                          Percentage             Jurisdiction  or
Subsidiaries  (a)        of  Ownership        State  of  Incorporation
-----------------        -------------        ------------------------

Cavalry  Banking            100%              United  States

Cavalry Enterprises (b)     100%              Tennessee

-------------
(a) The operation of the Company's wholly owned subsidiaries are included in the Company's Financial Statements contained in Item 8 of this Form 10-K.
(b) Cavalry Enterprises is wholly owned by the subsidiary Cavalry Banking. The Bank's investment is not material.

     EXHIBIT  23

     CONSENT  OF  RAYBURN,  BETTS  &  BATES,  P.C.

     [Letterhead  of  Rayburn,  Betts  &  Bates,  P.C.]




                          INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement No. 333-48007 and Registration Statement No. 333-35256 of Cavalry Bancorp, Inc. on Forms S-8, of our report dated January 18, 2001, appearing in the Annual Report to Shareholders of Cavalry Bancorp, Inc. for the year ended December 31, 2000 incorporated by reference in this Form 10-K.



Rayburn,  Betts  &  Bates,  P.C.

Nashville,  Tennessee
March  23,  2001