Form 10-Q
period 2001-03-31
CAVALRY BANCORP INC
filed 2001-05-09
CIK 1049535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

{  X  }   Quarterly  Report Under Section 13 or 15(d) of the Securities Exchange
          Act  of  1934  For  the  Quarterly  Period Ended March 31, 2001 or

{      }   Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 For the Transition period from___________ To ___________

Commission  File  Number:  0-23605


                              CAVALRY BANCORP, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)


             Tennessee                                   62-1721072
             ---------                             --------------------
     (State  or  other  jurisdiction                 (I.R.S.  Employer
      of incorporation or organization)                 I.D.  Number)

114  West  College  Street,  Murfreesboro,  Tennessee         37130
-----------------------------------------------------      ------------
    (Address  of  principal  executive  offices)            (Zip  Code)

                                     (615) 893-1234
                                  ---------------------
                   Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                    Yes  X                    No
                        --                       --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common  Stock  Issued  and  Outstanding:  7,104,801  as  of  May  9,  2001.

                              CAVALRY BANCORP, INC.

                                Table of Contents

Part  I   Financial  Information                                            Page

Item  1.  Financial  Statements

          Consolidated Balance Sheets at March 31, 2001 (unaudited)
          and  December  31,  2000                                             1

          Consolidated Statements of Income (unaudited) for the Three Months
          Ended  March  31,  2001  and  2000                                   2

          Consolidated  Statements  of  Comprehensive  Income  (unaudited)
          for  the Three  Months  Ended  March  31,  2001  and  2000           3

          Consolidated  Statements  of  Cash  Flows  (unaudited) for the
          Three Months Ended  March  31,  2001  and  2000                      4

          Notes  to  Consolidated  Financial  Statements  (unaudited)        5-6

Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                            7-9

Item  3.  Quantitative and Qualitative Disclosures About Market Risk        9-10

Part II   Other  Information                                                  11

Signatures                                                                    12

Part  I.     Financial  Information

ITEM  1.                 FINANCIAL  STATEMENTS



                                       CAVALRY BANCORP, INC.
                                    CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                                       (DOLLARS IN THOUSANDS)


                                                                              March 31  December 31
ASSETS                                                                          2001       2000
--------------------------------------------------------------------------   --------   -----------
                                                                            (Unaudited)
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 19,977   $ 18,025
Interest-bearing deposits with other financial institutions . . . . . . . . .    35,121     27,000
                                                                               ---------  ---------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .    55,098     45,025
Investment securities available-for-sale at fair value (amortized cost: . . .    40,628     32,247
 $40,274 and $32,096 at March 31, 2001 and December 31, 2000, respectively)
Mortgage-backed securities held to maturity - at amortized cost (fair value:.       582        594
  $576 and $589 at March 31, 2001 and December 31, 2000, respectively)
Loans held for sale, at estimated fair value. . . . . . . . . . . . . . . . .    11,490      4,183
Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .   278,277    279,478
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . .     2,582      2,559
Office properties and equipment, net. . . . . . . . . . . . . . . . . . . . .    15,524     15,255
Federal Home Loan Bank of Cincinnati stock - at cost. . . . . . . . . . . . .     2,056      2,020
Real estate and other assets acquired in settlement of loans. . . . . . . . .        73         86
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,423      2,838
                                                                               ---------  ---------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $408,733   $384,285
                                                                               =========  =========

                                  LIABILITIES AND EQUITY
-----------------------------------------------------------------------------
Liabilities:
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $359,704   $336,534
Borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,039      1,578
Accounts payable and other liabilities. . . . . . . . . . . . . . . . . . . .     2,738      2,202
                                                                               ---------  ---------
               Total liabilities. . . . . . . . . . . . . . . . . . . . . . .   363,481    340,314
                                                                               ---------  ---------
Equity:
Preferred stock, no par value
  Authorized- 250,000 shares; none issued or outstanding at
     March 31, 2001 and December 31, 2000 . . . . . . . . . . . . . . . . . .         -          -
Common stock, no par value
  Authorized- 49,750,000 shares; issued and outstanding
     7,104,801 at March 31, 2001 and December 31, 2000. . . . . . . . . . . .    11,599     11,489
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40,639     39,991
Unearned restricted stock . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,982)    (3,224)
Unallocated ESOP Shares . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,223)    (4,380)
Accumulated other comprehensive income, net of tax. . . . . . . . . . . . . .       219         95
                                                                               ---------  ---------

Total equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    45,252     43,971
                                                                               ---------  ---------
Total liabilities and equity. . . . . . . . . . . . . . . . . . . . . . . . .  $408,733   $384,285
                                                                               =========  =========


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See  accompanying  notes  to  consolidated  financial  statements.



                              CAVALRY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                Three  Months  Ended
                                                     March  31,
                                                   2001        2000
                                                   ----        ----
Interest and dividend income:
 Loans . . . . . . . . . . . . . . . . . . .  $    6,492  $    6,128
 Investment securities . . . . . . . . . . .         574         292
 Deposits with other financial institutions.         424         549
 Mortgage-backed securities held to maturity          10          10
                                              ----------  ----------
       Total interest and dividend income. .       7,500       6,979
                                              ----------  ----------
Interest expense - deposits. . . . . . . . .       3,628       2,978
Interest expense - borrowings. . . . . . . .          14         130
                                              ----------  ----------
      Total interest expense . . . . . . . .       3,642       3,108
                                              ----------  ----------
 Net interest income . . . . . . . . . . . .       3,858       3,871
 Provision for loan losses . . . . . . . . .         103          74
                                              ----------  ----------
  Net interest income after provision
     for loan losses . . . . . . . . . . . .       3,755       3,797
                                              ----------  ----------
Non-interest income:
  Servicing income . . . . . . . . . . . . .          75          64
  Gain on sale of loans, net . . . . . . . .         403         314
  Deposit servicing fees and charges . . . .         822         561
  Trust service fees . . . . . . . . . . . .         293         267
  Other operating income . . . . . . . . . .         169         138
                                              ----------  ----------
    Total non-interest income. . . . . . . .       1,762       1,344
                                              ----------  ----------
 Non-interest expenses:
   Compensation, payroll taxes and
     fringe benefits . . . . . . . . . . . .       2,345       2,338
   Occupancy expense . . . . . . . . . . . .         239         156
   Supplies, communications and other
     office expenses . . . . . . . . . . . .         229         211
   Federal insurance premiums. . . . . . . .          16          15
   Advertising expense . . . . . . . . . . .          96          90
   Equipment and service bureau expense. . .         552         498
   Other operating expenses. . . . . . . . .         379         378
                                              ----------  ----------
      Total non-interest expenses. . . . . .       3,856       3,686
                                              ----------  ----------
  Earnings before income tax expense . . . .       1,661       1,455
  Income tax expense . . . . . . . . . . . .         704         627
                                              ----------  ----------
     Net income. . . . . . . . . . . . . . .  $      957  $      828
                                              ==========  ==========

Basic and diluted earnings per share . . . .  $     0.15  $     0.13
                                              ==========  ==========

Weighted average shares outstanding-Basic. .   6,444,654   6,340,984
                                              ==========  ==========

Weighted average shares outstanding-Diluted.   6,458,994   6,340,984
                                              ==========  ==========


Dividends declared $0.05 per share payable April 13, 2001 for shareholders of record date March 31, 2001.

See  accompanying  notes  to  consolidated  financial  statements.



                              CAVALRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                            Three
                                         Months Ended
                                           March  31,
                                           2001   2000
                                           ----   ----



Net income. . . . . . . . . . . . . . .  $  957  $828
Other comprehensive income, net of tax
Unrealized gains (losses) on securities
 available for sale . . . . . . . . . .     124   (26)
                                         ------  -----

Comprehensive income. . . . . . . . . .  $1,081  $802
                                         ======  =====

See  accompanying  notes  to  consolidated  financial  statements.



                              CAVALRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                           2001     2000
                                                           ----     ----

Operating activities:
          Net cash used by operating activities. . .   ($4,958)   ($1,601)
                                                      ---------  ---------
Investing activities:
   Decrease (increase) in loans receivable, net. . .     1,191     (1,132)
   Principal payments on mortgage
        backed securities held to maturity . . . . .        11         15
  Purchase of investment securities
     available for sale. . . . . . . . . . . . . . .   (14,496)   (21,843)
  Proceeds from maturities of investment securities.     6,350      5,000
   Purchase of office properties and equipment . . .      (553)    (2,636)
                                                      ---------  ---------
          Net cash used in investing activities. . .    (7,497)   (20,596)
                                                      ---------  ---------

Financing activities:
  Net increase in deposits . . . . . . . . . . . . .    23,170     12,040
  Dividends paid . . . . . . . . . . . . . . . . . .      (310)      (355)
  Net decrease in borrowings . . . . . . . . . . . .      (539)   (43,385)
Payments by borrowers for
  property taxes and insurance . . . . . . . . . . .       207        226
                                                      ---------  ---------
         Net cash provided by (used in)
          financing activities . . . . . . . . . . .    22,528    (31,474)
                                                      ---------  ---------
Increase (decrease) in cash and cash equivalents . .    10,073    (53,671)
Cash and equivalents, beginning of period. . . . . .    45,025     94,422
                                                      ---------  ---------

 Cash and cash equivalents, end of period. . . . . .  $ 55,098   $ 40,751
                                                      =========  =========

SUPPLEMENT DISCLOSURES OF CASH
   FLOW INFORMATION:
Payments during the period for:
Interest . . . . . . . . . . . . . . . . . . . . . .  $  3,553   $  3,045
                                                      =========  =========
Income taxes . . . . . . . . . . . . . . . . . . . .  $      -   $    981
                                                      =========  =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

 Interest credited to deposits . . . . . . . . . . .  $  1,270   $  1,045
                                                      =========  =========
 Increase (decrease) in deferred tax asset related
   to unrealized loss on investments . . . . . . . .  $     77   $     17
                                                      =========  =========
Net unrealized gain (losses) on investment
    securities available for sale. . . . . . . . . .  $    201   $    (43)
                                                      =========  =========
Dividends declared and payable . . . . . . . . . . .  $    355   $    355
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

The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

2.     Earnings  Per  Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-months ended March 31, 2001 and 2000. Diluted common shares arise from the potentially dilutive effect of the Company's stock options outstanding.


                                  Quarter  Ended  March  31
                                  -------------------------
                                         2001         2000
                                         ----         ----

Basic EPS:
Net income. . . . . . . . . . . . .  $  957,000  $  828,000
Average common shares outstanding .   6,444,654   6,340,984
                                     ----------  ----------

Earnings per share. . . . . . . . .  $     0.15  $     0.13
                                     ==========  ==========

Diluted EPS:
Net income. . . . . . . . . . . . .  $  957,000  $  828,000
                                     ----------  ----------

Average common shares outstanding .   6,444,654   6,340,984
Dilutive effect of stock options. .      14,340           -
                                     ----------  ----------

Average dilutive shares outstanding   6,458,994   6,340,984
                                     ----------  ----------

Earnings per share. . . . . . . . .  $     0.15  $     0.13
                                     ==========  ==========

3.     Business  Segments

The Company and its subsidiaries provide community oriented banking services to individuals and businesses primarily within Rutherford and Bedford counties in Middle Tennessee.

The Company's segments are identified by the products and services offered, principally distinguished as banking, trust and mortgage banking operations. The majority of loans originated for sale are sold with the servicing rights attached. One unrelated entity purchased approximately 50% of mortgage loans sold in 2000 and 2001.

Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in Note 1 of the 2000 Annual Report to Shareholders. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense, and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods. These methods have been consistently applied.


                                                Mortgage
                                      Banking    Banking    Trust   Consolidated
For the quarter ended
March 31, 2001
Interest revenue . . . . . . . . .  $   7,500  $      -   $    -  $       7,500
Other income-external customers. .        991        75      293          1,359
Interest expense . . . . . . . . .      3,642         -        -          3,642
Depreciation and amortization. . .        224        41        8            273
Other significant items:
    Provision for loan losses. . .        103         -        -            103
    Gain (loss) on sales of assets          -       403        -            403
Segment profit . . . . . . . . . .      1,593        (6)      74          1,661
Segment assets . . . . . . . . . .    396,860    11,490      383        408,733



                                             Mortgage
                                   Banking    Banking    Trust   Consolidated
For the quarter ended
March 31, 2000
Interest revenue. . . . . . . .  $   6,979  $      -   $    -  $       6,979
Other income-external customers        699        64      267          1,030
Interest expense. . . . . . . .      3,108         -        -          3,108
Depreciation and amortization .        172        33        9            214
Other significant items:
   Provision for loan losses. .         74         -        -             74
   Gain on sales of assets. . .          -       314        -            314
Segment profit. . . . . . . . .      1,440       (52)      67          1,455
Segment assets. . . . . . . . .    357,634     6,496      397        364,527

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

Comparison  of  Financial  Condition  at  March  31,  2001 and December 31, 2000

Total assets were $408.7 million at March 31, 2001, compared to $384.3 million at December 31, 2000, an increase of $24.4 million or 6.35%. This increase in assets was funded by increased deposits and equity. Cash and cash equivalents increased from $45.0 million at December 31, 2000, to $55.1 million at March 31, 2001. Investments available for sale increased from $32.2 million at December 31, 2000, to $40.6 million at March 31, 2001. Loans receivable net decreased $1.2 million from $279.5 million at December 31, 2000, to $278.3 million at March 31, 2001. Office properties and equipment increased from $15.3 million at December 31, 2000 to $15.5 million at March 31, 2001.

Deposit accounts increased $23.2 million from $336.5 million at December 31, 2000, to $359.7 million at March 31, 2001. Certificates of deposit increased $4.8 million from $162.5 million at December 31, 2000, to $167.3 million at March 31, 2001. Savings deposits increased $1.0 million from $13.2 million at December 31, 2000, to $14.2 million at March 31, 2001. Money market accounts increased $10.0 million from $69.8 million at December 31, 2000, to $79.8 million at March 31, 2001. NOW accounts declined slightly from $52.3 million at December 31, 2000, to $51.7 million at March 31, 2001. Non interest-bearing accounts increased $8.2 million from $38.6 million at December 31, 2000, to $46.8 million at March 31, 2001. These increases were primarily a result of an ongoing effort to raise the deposit base for the Bank.

Equity increased by $1.3 million from $44.0 million at December 31, 2000, to $45.3 million at March 31, 2001, as a result of net income of $957,000 for the three months ended March 31, 2001, release of ESOP shares of $267,000 and release of Management Recognition Plan (MRP) shares of $242,000 and an unrealized gain on available for sale securities of $124,000 net of taxes. These increases were offset by dividends declared of $310,000.

Non-performing assets were $209,000 at December 31, 2000 and $243,000 at March 31, 2001.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and March 31, 2000.

Net Income. Net income was $957,000 for the three months ended March 31, 2001 compared to $828,000 for the three months ended March 31, 2000. This increase was primarily a result of higher interest income and higher non-interest income. These increases were partially offset by higher interest expense, higher non-interest expenses and a larger provision for loan losses. The Company expects to see downward pressure on earnings as a result of interest rate cuts by the Federal Reserve Board. As a result of these Fed rate cuts, banks have cut the prime rate in a similar manner. The majority of the Bank's construction loan portfolio is tied to this prime rate and adjusts immediately with changes in the prime rate. These declines have a short-term negative impact on interest income.

Net Interest Income. Net interest income remained constant at $3.8 million for the quarters ended March 31, 2000 and 2001. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 116.41% for the three months ended March 31, 2000, to 116.15% for the three months ended March 31, 2001.

Interest income increased 7.14% to $7.5 million for the three months ended March 31, 2001, from $7.0 million for the same period in 2000. Interest on loans increased from $6.1 million for the three months ended March 31, 2000, to $6.5 million for the same period in 2001. This was a result of average loans outstanding increasing from $274.7 million for the three months ended March 31, 2000, to $283.4 million for the same period in 2001. The average yield increased from 8.92% for the three months ended March 31, 2000, to 9.29% for the same period in 2001 as a result of increased amortization of deferred fees. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds increased from $851,000 for the three months ended March 31, 2000, to $1.0 million for the same period in 2001. Average investments increased from $56.4 million for the three months ended March 31, 2000, to $67.8 million for the same period in 2001. The average yield decreased from 6.06% for the three months ended March 31, 2000, to 6.03% for the same period in 2001.

Interest expense increased from $3.1 million for the three months ended March 31, 2000, to $3.9 million for the same period in 2001. Average deposits increased from $275.6 million for the three months ended March 31, 2000, to $300.9 million for the same period in 2001. This increase was a result of continuing efforts to increase market share of deposits. The average cost of deposits increased from 4.35% for the three months ended March 31, 2000, to 4.89% for the same period in 2001. Average borrowings decreased from $8.9 million at an average cost of 5.90% for the three months ended March 31, 2000 to $1.5 million at an average cost of 3.70% for the three months ended March 31, 2001. The total cost of funds increased from 4.43% for the three months ended
March 31, 2000, to 4.88% for the three months ended March 31, 2001. Average interest-bearing liabilities increased from $284.5 million for the three months ended March 31, 2000, to $302.4 million for the same period in 2001. Interest rate spread decreased from 4.00% for the three months ended March 31, 2000, to 3.78% for the same period in 2001. Net interest margin decreased from 4.68% for the three months ended March 31, 2000, to 4.45% for the same period in 2001.

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

The provision for loan losses increased from $74,000 for the three months ended March 31, 2000 to $103,000 for the three months ended March 31, 2001. The increase in the provision was primarily a result of increases in total loans outstanding between the two periods. Management deemed the allowance for loan losses adequate at March 31, 2001.

Non-interest Income. Non-interest income increased from $1.3 million for the three months ended March 31, 2000, to $1.8 million for the same period in 2001. In the mortgage banking segment, net gain on sale of loans increased from $314,000 for the three months ended March 31, 2000, to $403,000 for the same period in 2001. The higher gain in 2001 was a result of increased production and mortgage refinancing activity. Loan servicing fees increased slightly from $64,000 for the three months ended March 31, 2000, to $75,000 for the same period in 2001. In the banking segment, deposit fees and other operating incomes increased from $699,000 for the three months ended March 31, 2000, to $991,000 for the same period in 2001. This increase was a result of growth in the number of transaction accounts and increased charges. The Bank also implemented an overdraft privilege program coupled with a new free checking account program. These factors also helped to increase deposit and overdraft fees. In the trust segment, trust fees increased from $267,000 for the three months ended March 31, 2000, to $293,000 for the same period in 2001 as a result of increased trust assets under management.

Non-interest Expense. Non-interest expense increased from $3.7 million for the three months ended March 31, 2000, to $3.9 million for the same period in 2001. Compensation and other employee benefits were constant at $2.3 million for the three months ended March 31, 2000 and 2001. The increase in occupancy expense was primarily a result of the opening of the new operations building and increases in the cost of utilities. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $704,000 for the three months ended March 31, 2001, compared to $627,000 for the same period in 2000. This increase was primarily a result of higher income before taxes.

Liquidity  and  Capital  Resources

The Company's primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. Regulations of the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient liquidity to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the daily balance of net withdrawal deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2001, cash and cash equivalents totaled $55.1 million or 13.48% of total assets, and investments available-for-sale totaled $40.6 million. At March 31, 2001, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $10.0 million.

As of March 31, 2001, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2001, under regulations of the OTS, the Bank's actual tangible, core and risk-based capital ratios were 10.45%, 10.45% and 12.35%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

At March 31, 2001, the Bank had loan commitments of approximately $33.0 million. In addition, at March 31, 2001, the unused portion of lines of credit extended by the Bank was approximately $9.7 million for consumer loans and $25.4 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2001, the Bank had $6.8 million of letters of credit outstanding.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. Based on internal reviews, management does not believe that there has been a material change in the Company's interest rate sensitivity from December 31, 2000, to March 31, 2001. However, the OTS results are not yet available for the quarter ended March 31, 2001. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 2000.

The following table presents the Company's maturity gap at March 31, 2001 (In thousands).



                                             Six       After     After
                                 Within     Months     One to    Three       Over
                                  Six       To One     Three     to Five      Ten
                                 Months      Year      Years      Years       Years      Total
                                 ------     ------    ------      ------      ------    --------


Interest-earning assets:

   Loans receivable, net. . .  $ 62,928   $ 46,332   $67,439   $  48,815   $  64,253   $289,767
   Mortgage-backed
     securities . . . . . . .        17         17        70          70         408        582
   FHLB Stock . . . . . . . .     2,056          -         -           -           -      2,056
   Investment securities. . .     9,083      9,050    22,495           -           -     40,628
   Federal funds sold
     overnight and other
     interest-bearing
     deposits . . . . . . . .    35,121          -         -           -           -     35,121
                               ---------  ---------  --------  ----------  ----------  ---------

     Total rate
        sensitive assets. . .  $109,205   $ 55,399   $90,004   $  48,885   $  64,661   $368,154
                               =========  =========  ========  ==========  ==========  =========

Interest-bearing
  liabilities:

Deposits:
   NOW accounts . . . . . . .  $  5,167   $  5,167   $20,669   $  20,669   $       -   $ 51,672
   Passbook savings
     accounts . . . . . . . .     1,420      1,420     5,681       5,681           -     14,202
   Money market
     deposit accounts . . . .     7,979      7,979    31,916      31,916           -     79,790
   Certificates of
     deposit. . . . . . . . .    92,683     47,895    23,354       3,346           -    167,278
Borrowings. . . . . . . . . .        27         27       109         109         767      1,039
                               ---------  ---------  --------  ----------  ----------  ---------
     Total rate
        sensitive liabilities  $107,276   $ 62,488   $81,729   $  61,721   $     767   $313,981
                               =========  =========  ========  ==========  ==========  =========

Excess (deficiency) of
    interest sensitive
    assets over interest
    sensitive liabilities . .  $  1,929    ($7,089)  $ 8,275    ($12,836)  $  63,894   $ 54,173
Cumulative excess
    (deficiency) of
    interest sensitive
    assets. . . . . . . . . .  $  1,929    ($5,160)  $ 3,115     ($9,721)  $  54,173   $ 54,173
Cumulative ratio of
    interest-earning
    assets to interest-
    bearing liabilities . . .    101.80%     96.96%   101.24%      96.90%     117.25%    117.25%
Interest sensitivity
   gap to total rate
   sensitive assets . . . . .      0.52%    (1.93)%     2.25%     (3.49)%      17.36%     14.71%
Ratio of interest-
   earning assets to
   interest -bearing
   liabilities. . . . . . . .    101.80%     88.66%   110.12%      79.20%   8,430.38%    117.25%
Ratio of cumulative gap
   to total rate
   sensitive assets . . . . .      0.52%    (1.40)%     0.85%     (2.64)%      14.71%     14.71%

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

     Not  applicable

Item  5.  Other  Information

     None

Item  6.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on Form 8-K

     (a)  Exhibits

           3.1     Charter  of  the  Registrant*
           3.2     Bylaws  of  the  Registrant*
          10.1     Employment  Agreement  with  Ed  C.  Loughry,  Jr.**
          10.2     Employment  Agreement  with  Ronald  F.  Knight  **
          10.3     Severance  Agreement  with  Hillard  C.  Gardner**
          10.4     Severance  Agreement  with  Ira  B.  Lewis  ,  Jr.**
          10.5     Severance  Agreement  with  R.  Dale  Floyd  **
          10.6     Severance  Agreement  with  M.  Glenn  Layne  **
          10.7     Severance  Agreement  with  Joy  B.  Jobe**
          10.8     Severance  Agreement  with  William  S.  Jones**
          10.9     Severance  Agreement  with  David  W.  Hopper**
          10.10    Cavalry  Banking Key Personnel Severance Compensation Plan**
          10.11    Cavalry  Banking  Employee  Stock  Ownership  Plan**
          10.12    Management Recognition Plan with William H. Huddleston III***
          10.13    Management  Recognition  Plan  with  Gary  Brown  ***
          10.14    Management  Recognition  Plan  with  Ed  Elam  ***
          10.15    Management  Recognition Plan with Frank E. Crosslin, Jr. ***
          10.16    Management  Recognition  Plan  with  Tim  J.  Durham  ***
          10.17    Management  Recognition  Plan  with  James  C.  Cope  ***
          10.18    Management  Recognition  Plan  with  Terry  G.  Haynes  ***
          10.19    Management  Recognition  Plan  with  Ed  C. Loughry, Jr. ***
          10.20    Management  Recognition  Plan  with  Ronald  F.  Knight  ***
          10.21    Management  Recognition  Plan  with  William  S.  Jones  ***
          10.22    Management  Recognition  Plan  with  Hillard  C. Gardner ***
          10.23    Management  Recognition  Plan  with  R.  Dale  Floyd  ***
          10.24    Management  Recognition  Plan  with  David  W.  Hopper  ***
          10.25    Management  Recognition  Plan  with  Joe  W.  Townsend  ***
          10.26    Management  Recognition  Plan  with  M.  Glenn  Layne  ***
          10.27    Management  Recognition  Plan  with  Joy  B.  Jobe  ***
          10.28    Management  Recognition  Plan  with  Ira  B.  Lewis, Jr. ***
          10.29    Management  Recognition  Plan  with  Elizabeth  L. Green ***
          10.30    Management  Recognition  Plan with James O. Sweeney, III ***
          13       Annual  Report  to  Stockholders****
          21       Subsidiaries  of  the  Registrant****

* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).
** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998.
*** Incorporated herein by reference to the Registrant's Annual Meeting Proxy Statement dated March 15, 1999, as filed with the Securities and Exchange Commission on March 15, 1999.
**** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 26, 2001.

     (b)  Reports  on  Form  8-K

     No  Reports on Form 8-K were filed during the quarter ended March 31, 2001.

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CAVALRY  BANCORP,  INC.

Date:  May  9,  2001                    by: /s/  Ed C. Loughry,Jr.
                                            -----------------------------
                                            Ed  C.  Loughry,  Jr.
                                            Chairman  of the Board of Directors
                                            Chief  Executive  Officer


Date:  May  9,  2001                    by:  /s/  Hillard  C. Gardner
                                             ----------------------------
                                             Hillard  C.  Gardner
                                             Senior  Vice  President and Chief
                                             Financial  Officer
                                             (Principal  Financial  and
                                             Accounting  Officer)