Form 10-Q
period 2001-06-30
CAVALRY BANCORP INC
filed 2001-08-10
CIK 1049535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

{  X  }   Quarterly  Report Under Section 13 or 15(d) of the Securities Exchange
              Act  of  1934  For  the  Quarterly  Period  Ended June 30, 2001 or

{      }   Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 For the Transition period from___________ To ___________

Commission  File  Number:  0-23605


                              CAVALRY BANCORP, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)


             Tennessee                                 62-1721072
             ---------                               ----------------
      (State or other jurisdiction                  (I.R.S.  Employer
     of incorporation or organization)                 I.D.  Number)

114 West College Street, Murfreesboro, Tennessee            37130
------------------------------------------------          ----------
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

Common  Stock  Issued  and  Outstanding:  7,104,801  as  of  August  10,  2001.

                              CAVALRY BANCORP, INC.

                                Table of Contents

Part I   Financial Information                                             Page

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2001 (unaudited)
         and  December  31,  2000                                             1


         Consolidated Statements of Income (unaudited) for the Three
         and Six Months Ended June 30, 2001 and 2000                          2


         Consolidated Statements of Comprehensive Income (unaudited)
         for the Three and Six Months Ended June 30, 2001 and 2000            3


         Consolidated Statements of Cash Flows (unaudited) for the
         Six Months Ended June 30, 2001 and 2000                              4


         Notes to Consolidated Financial Statements (unaudited)             5-6


Item 2.  Management's  Discussion  and  Analysis  of  Financial
         Condition  and  Results  of  Operations                           7-11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       11-12

Part II  Other  Information                                                  13

Signatures                                                                   14

Part  I.     Financial  Information

ITEM  1.                 FINANCIAL  STATEMENTS




                                       CAVALRY BANCORP, INC.
                                    CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                                       (DOLLARS IN THOUSANDS)


                                                                            June 30     December 31
                  ASSETS                                                      2001         2000
                  ------                                                     --------   -----------
                                                                            (Unaudited)
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 20,728   $ 18,025
Interest-bearing deposits with other financial institutions . . . . . . . . .    23,426     27,000
                                                                               ---------  ---------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .    44,154     45,025
Investment securities available-for-sale at fair value (amortized cost: . . .    49,828     32,247
 $49,497 and $32,096 at June 30, 2001 and December 31, 2000, respectively)
Mortgage-backed securities held to maturity - at amortized cost (fair value:.       571        594
  $569 and $589 at June 30, 2001 and December 31, 2000, respectively)
Loans held for sale, at estimated fair value. . . . . . . . . . . . . . . . .     7,160      4,183
Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .   274,926    279,478
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . .     2,366      2,559
Office properties and equipment, net. . . . . . . . . . . . . . . . . . . . .    15,760     15,255
Federal Home Loan Bank of Cincinnati stock - at cost. . . . . . . . . . . . .     2,093      2,020
Real estate and other assets acquired in settlement of loans. . . . . . . . .        96         86
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,449      2,838
                                                                               ---------  ---------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $399,403   $384,285
                                                                               =========  =========

                                  LIABILITIES AND EQUITY
                                  -----------------------
Liabilities:
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $349,904   $336,534
Borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,025      1,578
Accounts payable and other liabilities. . . . . . . . . . . . . . . . . . . .     2,091      2,202
                                                                               ---------  ---------
               Total liabilities. . . . . . . . . . . . . . . . . . . . . . .   353,020    340,314
                                                                               ---------  ---------
Equity:
Preferred stock, no par value
  Authorized- 250,000 shares; none issued or outstanding at
     June 30, 2001 and December 31, 2000. . . . . . . . . . . . . . . . . . .         -          -
Common stock, no par value
  Authorized- 49,750,000 shares; issued and outstanding
     7,104,801 at June 30, 2001 and December 31, 2000 . . . . . . . . . . . .    11,701     11,489
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41,282     39,991
Unearned restricted stock . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,741)    (3,224)
Unallocated ESOP Shares . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,065)    (4,380)
Accumulated other comprehensive income, net of tax. . . . . . . . . . . . . .       206         95
                                                                               ---------  ---------

Total equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    46,383     43,971
                                                                               ---------  ---------
Total liabilities and equity. . . . . . . . . . . . . . . . . . . . . . . . .  $399,403   $384,285
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



                                    CAVALRY BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         (UNAUDITED)

                                                 Three  Months  Ended     Six  Months  Ended
                                                      June  30,                June  30,
                                                    2001       2000        2001       2000
                                                    ----       ----        ----       ----
Interest and dividend income:
 Loans . . . . . . . . . . . . . . . . . . .  $    6,186  $    6,420  $   12,678   $  12,548
 Investment securities . . . . . . . . . . .         658         404       1,232         696
 Deposits with other financial institutions.         331         365         755         914
 Mortgage-backed securities held to maturity          11          11          21          21
                                              ----------  ----------  ----------  ----------
       Total interest and dividend income. .       7,186       7,200      14,686      14,179
                                              ----------  ----------  ----------  ----------
Interest expense - deposits. . . . . . . . .       3,467       3,085       7,095       6,063
Interest expense - borrowings. . . . . . . .           5          15          19         145
                                              ----------  ----------  ----------  ----------
      Total interest expense . . . . . . . .       3,472       3,100       7,114       6,208
                                              ----------  ----------  ----------  ----------
 Net interest income . . . . . . . . . . . .       3,714       4,100       7,572       7,971
 Provision for loan losses . . . . . . . . .          63          67         166         141
                                              ----------  ----------  ----------  ----------
  Net interest income after provision
     for loan losses . . . . . . . . . . . .       3,651       4,033       7,406       7,830
                                              ----------  ----------  ----------  ----------
Non-interest income:
  Servicing income . . . . . . . . . . . . .          62          67         137         131
  Gain on sale of loans, net . . . . . . . .         609         442       1,012         756
  Deposit servicing fees and charges . . . .       1,004         618       1,826       1,179
  Trust service fees . . . . . . . . . . . .         292         267         585         534
  Other operating income . . . . . . . . . .         158          59         327         197
                                              ----------  ----------  ----------  ----------
    Total non-interest income. . . . . . . .       2,125       1,453       3,887       2,797
                                              ----------  ----------  ----------  ----------
 Non-interest expenses:
   Compensation, payroll taxes and
     fringe benefits . . . . . . . . . . . .       2,486       2,268       4,831       4,606
   Occupancy expense . . . . . . . . . . . .         247         193         486         349
   Supplies, communications and other
     office expenses . . . . . . . . . . . .         231         189         460         400
   Federal insurance premiums. . . . . . . .          15          16          31          31
   Advertising expense . . . . . . . . . . .         109          62         205         152
   Equipment and service bureau expense. . .         621         526       1,173       1,024
   Other operating expenses. . . . . . . . .         397         350         776         728
                                              ----------  ----------  ----------  ----------
      Total non-interest expenses. . . . . .       4,106       3,604       7,962       7,290
                                              ----------  ----------  ----------  ----------
  Earnings before income tax expense . . . .       1,670       1,882       3,331       3,337
  Income tax expense . . . . . . . . . . . .         717         771       1,421       1,398
                                              ----------  ----------  ----------  ----------
     Net income. . . . . . . . . . . . . . .  $      953  $    1,111  $    1,910  $    1,939
                                              ==========  ==========  ==========  ==========

Basic and diluted earnings per share . . . .  $     0.15  $     0.18  $     0.30  $     0.31
                                              ==========  ==========  ==========  ==========

Weighted average shares outstanding-Basic. .   6,469,086   6,320,328   6,456,937   6,330,656
                                              ==========  ==========  ==========  ==========

Weighted average shares outstanding-Diluted.   6,478,762   6,320,328   6,468,975   6,330,656
                                              ==========  ==========  ==========  ==========

Dividends declared $0.05 per share payable July 13, 2001 for shareholders of record date June 30, 2001.

See  accompanying  notes  to  consolidated  financial  statements.



                              CAVALRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                   Three Months Ended  Six Months Ended
                                        June  30,          June  30,
                                        2001     2000     2001    2000
                                        ----     ----     ----    ----
Net income. . . . . . . . . . . . . . .  $953  $1,111   $1,910  $1,939
Other comprehensive income, net of tax
Unrealized gains (losses) on securities
 available for sale . . . . . . . . . .    14      (2)     111     (28)
                                         ----  -------  ------  -------

Comprehensive income. . . . . . . . . .  $967  $1,109   $2,021  $1,911
                                         ====  =======  ======  =======

See  accompanying  notes  to  consolidated  financial  statements.



                              CAVALRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                            2001       2000
                                                            ----       ----
Operating activities:
          Net cash provided by operating activities . .  $    562   $  1,619
                                                         ---------  ---------
Investing activities:
   Decrease (increase) in loans receivable, net . . . .     4,497     (4,793)
   Principal payments on mortgage
        backed securities held to maturity. . . . . . .        22         26
Proceeds from sales of office properties and equipment.         -         18
  Purchase of investment securities
     available for sale . . . . . . . . . . . . . . . .   (41,991)   (23,854)
  Proceeds from maturities of investment securities . .    24,630      7,000
   Purchase of office properties and equipment. . . . .    (1,087)    (4,571)
                                                         ---------  ---------
          Net cash used in investing activities . . . .   (13,929)   (26,174)
                                                         ---------  ---------

Financing activities:
  Net increase in deposits. . . . . . . . . . . . . . .    13,370     13,753
  Dividends paid. . . . . . . . . . . . . . . . . . . .      (620)      (710)
  Net decrease in borrowings. . . . . . . . . . . . . .      (553)   (43,395)
Payments by borrowers for
  property taxes and insurance. . . . . . . . . . . . .       299        396
                                                         ---------  ---------
         Net cash provided by (used in)
          financing activities. . . . . . . . . . . . .    12,496    (29,956)
                                                         ---------  ---------
Decrease in cash and cash equivalents . . . . . . . . .      (871)   (54,511)
Cash and equivalents, beginning of period . . . . . . .    45,025     94,422
                                                         ---------  ---------

 Cash and cash equivalents, end of period . . . . . . .  $ 44,154   $ 39,911
                                                         =========  =========

SUPPLEMENT DISCLOSURES OF CASH
   FLOW INFORMATION:
Payments during the period for:
Interest. . . . . . . . . . . . . . . . . . . . . . . .  $  6,992   $  6,230
                                                         =========  =========
Income taxes. . . . . . . . . . . . . . . . . . . . . .  $  1,529   $  1,791
                                                         =========  =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

 Interest credited to deposits. . . . . . . . . . . . .  $  2,512   $  2,174
                                                         =========  =========
 Increase in deferred tax asset related
   to unrealized loss on investments. . . . . . . . . .  $     69   $     10
                                                         =========  =========
Net unrealized gain (losses) on investment
    securities available for sale . . . . . . . . . . .  $    180   $    (38)
                                                         =========  =========
Dividends declared and payable. . . . . . . . . . . . .  $    355   $    355
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

The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

2.     Earnings  Per  Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and six months ended June 30, 2001 and 2000. Diluted common shares arise from the potentially dilutive effect of the Company's stock options outstanding.


                                       Three Months Ended       Six  Months  Ended
                                           June  30,                 June  30,
                                         2001       2000         2001        2000
                                         ----       ----         ----        ----
Basic EPS:
Net income. . . . . . . . . . . . .  $  953,000  $1,111,000  $1,910,000  $1,939,000
Average common shares outstanding .   6,469,086   6,320,328   6,456,937   6,330,656
                                     ----------  ----------  ----------  ----------

Earnings per share. . . . . . . . .  $     0.15  $     0.18  $     0.30  $     0.31
                                     ==========  ==========  ==========  ==========

Diluted EPS:
Net income. . . . . . . . . . . . .  $  953,000  $1,111,000  $1,910,000  $1,939,000
                                     ----------  ----------  ----------  ----------

Average common shares outstanding .   6,469,086   6,320,328   6,456,937   6,330,656

Dilutive effect of stock options. .       9,676           -      12,038           -
                                     ----------  ----------  ----------  ----------

Average dilutive shares outstanding   6,478,762   6,320,328   6,468,975   6,330,656
                                     ----------  ----------  ----------  ----------

Earnings per share. . . . . . . . .  $     0.15  $     0.18  $     0.30  $     0.31
                                     ==========  ==========  ==========  ==========

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


                                               Mortgage
For the quarter ended. . . . . . .    Banking   Banking   Trust   Consolidated
June 30, 2001
Interest revenue . . . . . . . . .  $   7,186  $      -  $    -  $       7,186
Other income-external customers. .      1,162        62     292          1,516
Interest expense . . . . . . . . .      3,472         -       -          3,472
Depreciation and amortization. . .        236        42       9            287
Other significant items:
    Provision for loan losses. . .         63         -       -             63
    Gain (loss) on sales of assets          -       609       -            609
Segment profit . . . . . . . . . .      1,592         1      77          1,670
Segment assets . . . . . . . . . .    391,813     7,268     322        399,403


                                            Mortgage
For the quarter ended . . . . .    Banking   Banking   Trust   Consolidated
June 30, 2000
Interest revenue. . . . . . . .  $   7,200  $      -  $    -  $       7,200
Other income-external customers        674        67     267          1,008
Interest expense. . . . . . . .      3,100         -       -          3,100
Depreciation and amortization .        159        29       8            196
Other significant items:
   Provision for loan losses. .         67         -       -             67
   Gain on sales of assets. . .          3       442       -            445
Segment profit. . . . . . . . .      1,813         -      69          1,882
Segment assets. . . . . . . . .    362,129     4,521     403        367,053


                                                Mortgage
For the six months ended. . . . . .    Banking   Banking    Trust   Consolidated
June 30, 2001
Interest revenue. . . . . . . . . .  $  14,686  $      -   $    -  $      14,686
Other income-external customers . .      2,153       137      585          2,875
Interest expense. . . . . . . . . .      7,114         -        -          7,114
Depreciation and amortization . . .        460        83       17            560
Other significant items:
    Provision for loan losses . . .        166         -        -            166
    Gain (loss) on sales of assets.          -     1,012        -          1,012
Segment profit and (losses) . . . .      3,185        (5)     151          3,331
Segment assets. . . . . . . . . . .    391,813     7,268      322        399,403


                                             Mortgage
For the six months ended . . . .    Banking   Banking    Trust   Consolidated
June 30, 2000
Interest revenue . . . . . . . .  $  14,179  $      -   $    -  $      14,179
Other income-external customers.      1,358       131      534          2,023
Interest expense . . . . . . . .      6,208         -        -          6,208
Depreciation and amortization. .        331        62       17            410
Other significant items:
   Provision for loan losses . .        141         -        -            141
   Gain on sales of assets . . .         18       756        -            774
Segment profit and (losses). . .      3,253       (52)     136          3,337
Segment assets . . . . . . . . .    362,129     4,521      403        367,053

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

Comparison  of  Financial  Condition  at  June  30,  2001  and December 31, 2000

Total assets were $399.4 million at June 30, 2001, compared to $384.3 million at December 31, 2000, an increase of $15.1 million or 3.93%. Increased deposits and equity funded this increase in assets. Cash and cash equivalents decreased from $45.0 million at December 31, 2000, to $44.2 million at June 30, 2001. Investments available for sale increased from $32.2 million at December 31, 2000, to $49.8 million at June 30, 2001 as a result of investing excess liquidity. Loans receivable net decreased $4.6 million from $279.5 million at December 31, 2000, to $274.9 million at June 30, 2001. Office properties and equipment increased from $15.3 million at December 31, 2000 to $15.8 million at June 30, 2001.

Deposit accounts increased $13.4 million from $336.5 million at December 31, 2000, to $349.9 million at June 30, 2001. Certificates of deposit decreased $700,000 from $162.5 million at December 31, 2000, to $161.8 million at June 30, 2001. Savings deposits increased $200,000 from $13.2 million at December 31, 2000, to $13.4 million at June 30, 2001. Money market accounts increased $9.9 million from $69.8 million at December 31, 2000, to $79.7 million at June 30, 2001. NOW accounts declined from $52.3 million at December 31, 2000, to $49.2 million at June 30, 2001. Non interest-bearing accounts increased $7.2 million from $38.6 million at December 31, 2000, to $45.8 million at June 30, 2001. These increases were primarily a result of an ongoing effort to raise the deposit base for the Bank.

Equity increased by $2.4 million from $44.0 million at December 31, 2000, to $46.4 million at June 30, 2001, as a result of net income of $1.9 million for the six months ended June 30, 2001, release of ESOP shares of $527,000 and release of Management Recognition Plan (MRP) shares of $483,000 and an unrealized gain on available for sale securities of $111,000 net of taxes. These increases were offset by dividends declared of $620,000.

Non-performing assets were $209,000 at December 31, 2000, and $744,000 at June 30, 2001.

Comparison of Operating Results for the Three Months Ended June 30, 2001 and June 30, 2000.

Net Income. Net income was $953,000 for the three months ended June 30, 2001, compared to $1.1 million for the three months ended June 30, 2000. This decrease was primarily a result of higher interest expense and higher non-interest expenses. These factors were partially offset by higher non-interest income. The Company expects to see downward pressure on earnings as a result of interest rate cuts by the Federal Reserve Board. As a result of these Fed rate cuts, banks have cut the prime rate in a similar manner. The majority of the Bank's construction loan portfolio is tied to this prime rate and adjusts immediately with changes in the prime rate. These declines have a short-term negative impact on interest income.

Net Interest Income. Net interest income declined from $4.1 million for the three months ended June 30, 2000, to $3.7 million for the three months ended June 30, 2001. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 117.18% for the three months ended June 30, 2000, to 116.59% for the three months ended June 30, 2001.This is a result of higher percentage increases in costing liabilities compared to percentage increases in earning assets.

Interest income remained constant at $7.2 million for the three months ended June 30, 2001 and 2000. Interest on loans decreased from $6.4 million for the three months ended June 30, 2000, to $6.2 million for the same period in 2001. Average loans outstanding increased from $280.4 million for the three months ended June 30, 2000, to $282.7 million for the same period in 2001. The average yield decreased from 9.16% for the three months ended June 30, 2000, to 8.78% for the same period in 2001 as a result of declining interest rates. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds increased from $780,000 for the three months ended June 30, 2000, to $1.0 million for the same period in 2001. Average investments increased from $49.0 million for the three months ended June 30, 2000, to $77.0 million for the same period in 2001. The average yield decreased from 6.40% for the three months ended June 30, 2000, to 5.21% for the same period in 2001.

Interest expense increased from $3.1 million for the three months ended June 30, 2000, to $3.5 million for the same period in 2001. Average deposits increased from $279.5 million for the three months ended June 30, 2000, to $307.5 million for the same period in 2001. This increase was a result of continuing efforts to increase market share of deposits. The average cost of deposits increased from 4.43% for the three months ended June 30, 2000, to 4.52% for the same period in 2001. This increase was primarily a result of increases in average certificates of deposit from $151.9 million for the three months ended June 30, 2000, to $164.0 million for the three months ended June 30, 2001. The average cost of certificates of deposits increased from 5.72% for the three months ended June 30, 2000, to 6.08% for the three months ended June 30, 2001. Average borrowings decreased from $1.6 million at an average cost of 3.74% for the three months ended June 30, 2000, to $1.0 million at an average cost of 1.95% for the three months ended June 30, 2001. The total cost of funds increased from 4.42% for the three months ended June 30, 2000, to 4.51% for the three months ended June 30, 2001. Average interest-bearing liabilities increased from $281.1 million for the three months ended June 30, 2000, to $308.6 million for the same period in 2001. Interest rate spread decreased from 4.32% for the three months ended June 30, 2000, to 3.48% for the same period in 2001. Net interest margin decreased from 4.98% for the three months ended June 30, 2000, to 4.14% for the same period in 2001.

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

The provision for loan losses decreased from $67,000 for the three months ended June 30, 2000, to $63,000 for the three months ended June 30, 2001. Management deemed the allowance for loan losses adequate at June 30, 2001.

Non-interest Income. Non-interest income increased from $1.5 million for the three months ended June 30, 2000, to $2.1 million for the same period in 2001. In the mortgage banking segment, net gain on sale of loans increased from $442,000 for the three months ended June 30, 2000, to $609,000 for the same period in 2001. The higher gain in 2001 was a result of increased volume of loan sales. Loan servicing fees decreased slightly from $67,000 for the three months ended June 30, 2000, to $62,000 for the same period in 2001. In the banking segment, deposit fees and other operating incomes increased from $677,000 for the three months ended June 30, 2000, to $1.2 million for the same period in 2001. This increase was a result of growth in the number of transaction accounts and increased charges. The Bank also implemented an overdraft privilege program coupled with a new free checking account program. These factors also helped to increase deposit and overdraft fees. In the trust segment, trust fees increased from $267,000 for the three months ended June 30, 2000, to $292,000 for the same period in 2001 as a result of increased trust assets under management.

Non-interest Expense. Non-interest expense increased from $3.6 million for the three months ended June 30, 2000, to $4.1 million for the same period in 2001. Compensation and other employee benefits increased from $2.3 million for the three months ended June 30, 2000, to $2.5 million for the three months ended June 30, 2001. This increase was a result of increased commission expenses, increased overtime compensation, and other incentives. Other increases in compensation were a result of increased staffing and normal annual increases in compensation. The increase in occupancy expense was primarily a result of the opening of the new operations building and increases in the cost of utilities. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $717,000 for the three months ended June 30, 2001, compared to $771,000 for the same period in 2000. This decrease was primarily a result of lower income before taxes.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and June 30, 2000.

Net Income. Net income was $1.9 million for the six months ended June 30, 2001, compared to $1.9 million for the six months ended June 30, 2000. There was a decrease which was primarily a result of higher interest expense and higher non-interest expenses. These factors were partially offset by higher non-interest income. The Company expects to see downward pressure on earnings as a result of interest rate cuts by the Federal Reserve Board. As a result of these Fed rate cuts, banks have cut the prime rate in a similar manner. The majority of the Bank's construction loan portfolio is tied to this prime rate and adjusts immediately with changes in the prime rate. These declines have a short-term negative impact on interest income.

Net Interest Income. Net interest income declined from $8.0 million for the six months ended June 30, 2000, to $7.6 million for the six months ended June 30, 2001. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 116.79% for the six months ended June 30, 2000, to 116.37% for the six months ended June 30, 2001. This is a result of higher percentage increases in costing liabilities compared to percentage increases in earning assets.

Interest income increased from $14.2 million for the six months ended June 30, 2000, to $14.7 million for the six months ended June 30, 2001. Interest on loans increased from $12.5 million for the six months ended June 30, 2000, to $12.7 million for the same period in 2001. Average loans outstanding increased from $277.6 million for the six months ended June 30, 2000, to $283.1 million for the same period in 2001. The average yield decreased from 9.04% for the six months ended June 30, 2000, to 9.03% for the same period in 2001 as a result of declining interest rates. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds increased from $1.6 million for the six months ended June 30, 2000, to $2.0 million for the same period in 2001. Average investments increased from $52.7million for the six months ended June 30, 2000, to $72.4 million for the same period in 2001. The average yield decreased from 6.20% for the six months ended June 30, 2000, to 5.59% for the same period in 2001.

Interest expense increased from $6.2 million for the six months ended June 30, 2000, to $7.1 million for the same period in 2001. Average deposits increased from $277.6 million for the six months ended June 30, 2000, to $304.2 million for the same period in 2001. This increase was a result of continuing efforts to increase market share of deposits. The average cost of deposits increased from 4.39% for the six months ended June 30, 2000, to 4.70% for the same period in 2001. This increase in cost of funds was primarily a result of increases in average certificates of deposit from $152.4 million for the six months ended June 30, 2000 to $164.9 million for the six months ended June 30, 2001. The average cost of certificates of deposits increased from 5.64% for the six months ended June 30, 2000, to 6.21% for the six months ended June 30, 2001. Average borrowings decreased from $5.2 million at an average cost of 5.57% for the six months ended June 30, 2000, to $1.3 million at an average cost of 2.99% for the six months ended June 30, 2001. The total cost of funds increased from 4.41% for the six months ended June 30, 2000, to 4.67% for the six months ended June 30, 2001. Average interest-bearing liabilities increased from $282.8 million for the six months ended June 30, 2000, to $305.5 million for the same period in 2001. Interest rate spread decreased from 4.17% for the six months ended June 30, 2000, to 3.66% for the same period in 2001. Net interest margin decreased from 4.83% for the six months ended June 30, 2000, to 4.26% for the same period in 2001.

Provision for Loan Losses. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Management also considers the level of problem assets, giving greater weight to the level of classified assets than to the level of non-performing assets because classified assets include not only non-performing assets but also performing assets that otherwise exhibit, in management's judgment, potential credit weaknesses.

The provision for loan losses increased from $141,000 for the six months ended June 30, 2000, to $166,000 for the six months ended June 30, 2001. Management deemed the allowance for loan losses adequate at June 30, 2001.

Non-interest Income. Non-interest income increased from $2.8 million for the six months ended June 30, 2000, to $3.9 million for the same period in 2001. In the mortgage banking segment, net gain on sale of loans increased from $756,000 for the six months ended June 30, 2000, to $1.0 million for the same period in 2001. The higher gain in 2001 was a result of increased volume of loan sales. Loan servicing fees increased slightly from $131,000 for the six months ended June 30, 2000, to $137,000 for the same period in 2001. In the banking segment, deposit fees and other operating incomes increased from $1.2 million for the six months ended June 30, 2000, to $1.8 million for the same period in 2001. This increase was a result of growth in the number of transaction accounts and increased charges. The Bank also implemented an overdraft privilege program coupled with a new free checking account program. These factors also helped to increase deposit and overdraft fees. In the trust segment, trust fees increased from $534,000 for the six months ended June 30, 2000, to $585,000 for the same period in 2001 as a result of increased trust assets under management.

Non-interest Expense. Non-interest expense increased from $7.3 million for the six months ended June 30, 2000, to $8.0 million for the same period in 2001. Compensation and other employee benefits increased from $4.6 million for the six months ended June 30, 2000 to $4.8 million for the six months ended June 30, 2001. This increase was a result of increased commissions, incentives, overtime compensation and normal salary increases. The increase in occupancy expense was primarily a result of the opening of the new operations building and increases in the cost of utilities. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $1.4 million for the six months ended June 30, 2001, compared to $1.4 million for the same period in 2000.


Liquidity  and  Capital  Resources

The Company's primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. Regulations of the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient liquidity to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the daily balance of net withdrawal deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2001, cash and cash equivalents totaled $44.2 million or 11.07% of total assets, and investments available-for-sale totaled $49.9 million. At June 30, 2001, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $10.0 million.

As of June 30, 2001, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2001, under regulations of the OTS, the Bank's actual tangible, core and risk-based capital ratios were 10.82%, 10.82% and 13.69%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

At June 30, 2001, the Bank had loan commitments of approximately $36.0 million. In addition, at June 30, 2001, the unused portion of lines of credit extended by the Bank was approximately $9.3 million for consumer loans and $29.2 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2001, the Bank had $6.8 million of letters of credit outstanding.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally and by the OTS. All methods used to measure interest rate sensitivity involve the use of assumptions. Management cannot predict what assumptions are made by the OTS, which can vary from management's assumptions. Therefore, the results of the OTS calculations can differ from management's internal calculations. The Company's interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 2000. The Company is more susceptible to declining rates.

The following table presents the Company's maturity gap at June 30, 2001 (In thousands).



                                            Six       After      After
                                 Within    Months     One to     Three       Over
                                  Six      To One     Three     to Five      Five
                                 Months     Year      Years      Years       Years     Total
                                 ------     ----      -----      -----       -----     -----
Interest-earning assets:

   Loans receivable, net. . .  $ 59,487   $53,362   $86,222   $  44,048   $  38,967   $282,086
   Mortgage-backed
    securities. . . . . . . .        42        39       133         103         254        571
   FHLB Stock . . . . . . . .     2,093         -         -           -           -      2,093
   Investment securities. . .    33,557    13,100     3,171           -           -     49,828
   Federal funds sold
    overnight and other
    interest-bearing deposits    23,426         -         -           -           -     23,426
                               ---------  --------  --------  ----------  ----------  ---------

     Total rate
       sensitive assets . . .  $118,605   $66,501   $89,526   $  44,151   $  39,221   $358,004
                               =========  ========  ========  ==========  ==========  =========

Interest-bearing liabilities:

Deposits:
   NOW accounts . . . . . . .  $  4,925   $ 4,925   $19,698   $  19,698   $       -   $ 49,246
   Passbook savings
    accounts. . . . . . . . .     1,339     1,339     5,354       5,354           -     13,386
   Money market
    deposit accounts. . . . .     7,965     7,965    31,860      31,860           -     79,650
   Certificates of
    deposit . . . . . . . . .   106,821    34,519    17,425       3,059           4    161,828
Borrowings. . . . . . . . . .        27        27       109         109         753      1,025
                               ---------  --------  --------  ----------  ----------  ---------
     Total rate
      sensitive liabilities .  $121,077   $48,775   $74,446   $  60,080   $     757   $305,135
                               =========  ========  ========  ==========  ==========  =========

Excess (deficiency) of
   interest sensitive
   assets over interest
   sensitive liabilities. . .   ($2,472)  $17,726   $15,080    ($15,929)  $  38,464   $ 52,869
Cumulative excess
   (deficiency) of
   interest sensitive
   assets . . . . . . . . . .   ($2,472)  $15,254   $30,334   $  14,405   $  52,869   $ 52,869
Cumulative ratio of
   interest-earning assets
   to interest-bearing
   liabilities. . . . . . . .     97.96%   108.98%   112.42%     104.73%     117.33%    117.33%
Interest sensitivity
   gap to total rate
   sensitive assets . . . . .    (0.69)%     4.95%     4.21%     (4.45)%      10.74%     14.77%
Ratio of interest-
   earning assets to
   interest -bearing
   liabilities. . . . . . . .     97.96%   136.34%   120.26%      73.49%   5,181.11%    117.33%
Ratio of cumulative gap
   to total rate
   sensitive assets . . . . .    (0.69)%     4.26%     8.47%       4.02%      14.77%     14.77%

Part  II.  Other  Information

Item  1.   Legal  Proceedings

           Not  applicable

Item  2.   Changes  in  Securities  and  use  of  Proceeds

           Not  applicable

Item  3.   Defaults  Upon  Senior  Securities

           Not  applicable

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

           On April 26, 2001 at the annual meeting of shareholders of Cavalry Bancorp, Inc. the following Directors were elected for three-year terms:

     Name                              For                           Against
Ed  C.  Loughry,  Jr.               5,208,021                        31,303
William  Kent  Coleman              5,224,321                        15,003
James  C.  Cope                     5,223,770                        15,554

The shareholders approved the appointment of Rayburn, Betts & Bates, P.C. as the Company's independent auditors for the fiscal year ending December 31, 2001 with votes as follows:

                        For               Against               Abstain
                     5,228,491             6,337                 4,496

Item  5.   Other  Information

           None

Item  6.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  Exhibits

          3.1     Charter  of  the  Registrant*
          3.2     Bylaws  of  the  Registrant*
          10.1    Employment  Agreement  with  Ed  C.  Loughry,  Jr.**
          10.2    Employment  Agreement  with  Ronald  F.  Knight  **
          10.3    Severance  Agreement  with  Hillard  C.  Gardner**
          10.4    Severance  Agreement  with  Ira  B.  Lewis,  Jr.**
          10.5    Severance  Agreement  with  R.  Dale  Floyd  **
          10.6    Severance  Agreement  with  M.  Glenn  Layne  **
          10.7    Severance  Agreement  with  Joy  B.  Jobe**
          10.8    Severance  Agreement  with  William  S.  Jones**
          10.9    Severance  Agreement  with  David  W.  Hopper**
          10.10   Cavalry  Banking Key Personnel Severance Compensation Plan**
          10.11   Cavalry  Banking  Employee  Stock  Ownership  Plan**
          10.12   Management Recognition Plan with William H. Huddleston III***
          10.13   Management  Recognition  Plan  with  Gary  Brown  ***
          10.14   Management  Recognition  Plan  with  Ed  Elam  ***
          10.15   Management  Recognition Plan with Frank E. Crosslin, Jr. ***
          10.16   Management  Recognition  Plan  with  Tim  J.  Durham  ***
          10.17   Management  Recognition  Plan  with  James  C.  Cope  ***
          10.18   Management  Recognition  Plan  with  Terry  G.  Haynes  ***
          10.19   Management  Recognition  Plan  with  Ed  C. Loughry, Jr. ***
          10.20   Management  Recognition  Plan  with  Ronald  F.  Knight  ***
          10.21   Management  Recognition  Plan  with  William  S.  Jones  ***
          10.22   Management  Recognition  Plan  with  Hillard  C. Gardner ***
          10.23   Management  Recognition  Plan  with  R.  Dale  Floyd  ***
          10.24   Management  Recognition  Plan  with  David  W.  Hopper  ***
          10.25   Management  Recognition  Plan  with  Joe  W.  Townsend  ***
          10.26   Management  Recognition  Plan  with  M.  Glenn  Layne  ***
          10.27   Management  Recognition  Plan  with  Joy  B.  Jobe  ***
          10.28   Management  Recognition  Plan  with  Ira  B.  Lewis, Jr. ***
          10.29   Management  Recognition  Plan  with  Elizabeth  L. Green ***
          10.30   Management  Recognition  Plan with James O. Sweeney, III ***
          13      Annual  Report  to  Stockholders****
          21      Subsidiaries  of  the  Registrant****

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

     (b)  Reports  on  Form  8-K

     No  Reports  on Form 8-K were filed during the quarter ended June 30, 2001.

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CAVALRY  BANCORP,  INC.

Date: August 9, 2001                     by: /s/ Ed C. Loughry, Jr.
                                             ----------------------
                                             Ed  C.  Loughry,  Jr.
                                             Chairman  of the Board of Directors
                                             Chief  Executive  Officer


Date:  August  9,  2001                  by: /s/ Hillard C. Gardner
                                             --------------
                                             Hillard  C.  Gardner
                                             Senior  Vice  President  and  Chief
                                             Financial  Officer
                                             (Principal  Financial  and
                                             Accounting  Officer)