Form 10-Q
period 2001-09-30
CAVALRY BANCORP INC
filed 2001-11-09
CIK 1049535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

{  X  }   Quarterly  Report Under Section 13 or 15(d) of the Securities Exchange
          Act  of  1934 For the Quarterly Period Ended September 30, 2001 or

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

                    Yes  X                    No____
                        --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common  Stock  Issued  and  Outstanding:  7,089,801  as  of  November  9,  2001.

                              CAVALRY BANCORP, INC.

                                Table of Contents
Part I   Financial Information                                             Page

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2001 (unaudited)
         and  December  31,  2000                                             1

         Consolidated Statements of Income (unaudited) for the Three
         and Nine Months Ended September 30, 2001 and 2000                    2

         Consolidated Statements of Comprehensive Income (unaudited) for
         the Three and Nine Months Ended September 30, 2001 and 2000          3

         Consolidated Statements of Cash Flows (unaudited) for the
         Nine Months Ended September 30, 2001 and 2000                        4

         Notes to Consolidated Financial Statements (unaudited)             5-7

Item 2.  Management's  Discussion  and  Analysis  of  Financial
         Condition  and  Results  of  Operations                           7-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12

Part II  Other  Information                                                  13

Signatures                                                                   14

Part  I.     Financial  Information

ITEM  1.                 FINANCIAL  STATEMENTS

                              CAVALRY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                            September 30,  December 31,
                              ASSETS                                               2001       2000
                              ------                                            ---------   --------
                                                                              (Unaudited)
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 18,604   $ 18,025
Interest-bearing deposits with other financial institutions . . . . . . . . . .    30,405     27,000
                                                                                 ---------  ---------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .    49,009     45,025
Investment securities available-for-sale at fair value (amortized cost: . . . .    59,739     32,247
 $59,115 and $32,096 at September 30, 2001 and December 31, 2000, respectively)
Mortgage-backed securities held to maturity - at amortized cost (fair value:. .       553        594
  $549 and $589 at September 30, 2001 and December 31, 2000, respectively)
Loans held for sale, at estimated fair value. . . . . . . . . . . . . . . . . .     8,542      4,183
Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   278,010    279,478
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . .     2,765      2,559
Office properties and equipment, net. . . . . . . . . . . . . . . . . . . . . .    15,742     15,255
Federal Home Loan Bank of Cincinnati stock - at cost. . . . . . . . . . . . . .     2,130      2,020
Real estate and other assets acquired in settlement of loans. . . . . . . . . .       169         86
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,172      2,838
                                                                                 ---------  ---------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $418,831   $384,285
                                                                                 =========  =========

                                  LIABILITIES AND EQUITY
-------------------------------------------------------------------------------
Liabilities:
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $367,749   $336,534
Borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,012      1,578
Accounts payable and other liabilities. . . . . . . . . . . . . . . . . . . . .     2,314      2,202
                                                                                 ---------  ---------
               Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .   371,075    340,314
                                                                                 ---------  ---------
Equity:
Preferred stock, no par value
  Authorized- 250,000 shares; none issued or outstanding at
     September 30, 2001 and December 31, 2000 . . . . . . . . . . . . . . . . .         -          -
Common stock, no par value
  Authorized- 49,750,000 shares; issued and outstanding
     7,104,801 at September 30, 2001 and December 31, 2000. . . . . . . . . . .    11,786     11,489
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41,991     39,991
Unearned restricted stock . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,499)    (3,224)
Unallocated ESOP Shares . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,908)    (4,380)
Accumulated other comprehensive income, net of tax. . . . . . . . . . . . . . .       386         95
                                                                                 ---------  ---------

Total equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47,756     43,971
                                                                                 ---------  ---------
Total liabilities and equity. . . . . . . . . . . . . . . . . . . . . . . . . .  $418,831   $384,285
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

                                   CAVALRY BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        (UNAUDITED)

                                                     Three Months Ended        Nine Months Ended
                                                         September  30,         September  30,
                                                       2001       2000         2001         2000
                                                       ----       ----         ----         ----
Interest and dividend income:
 Loans. . . . . . . . . . . . . . . . . . . . . .  $    5,845  $    6,651   $   18,523  $   19,199
 Investment securities. . . . . . . . . . . . . .         806         446        2,038       1,142
 Deposits with other financial institutions . . .         270         431        1,025       1,345
 Mortgage-backed securities held to maturity. . .          10          10           31          31
                                                   ----------  -----------  ----------  ----------
       Total interest and dividend income . . . .       6,931       7,538       21,617      21,717
                                                   ----------  -----------  ----------  ----------
Interest expense - deposits . . . . . . . . . . .       3,168       3,248       10,263       9,311
Interest expense - borrowings . . . . . . . . . .           6          15           25         160
                                                   ----------  -----------  ----------  ----------
      Total interest expense. . . . . . . . . . .       3,174       3,263       10,288       9,471
                                                   ----------  -----------  ----------  ----------
 Net interest income. . . . . . . . . . . . . . .       3,757       4,275       11,329      12,246
 Provision for loan losses. . . . . . . . . . . .          82           -          248         141
                                                   ----------  -----------  ----------  ----------
  Net interest income after provision
     for loan losses. . . . . . . . . . . . . . .       3,675       4,275       11,081      12,105
                                                   ----------  -----------  ----------  ----------
Non-interest income:
  Servicing income. . . . . . . . . . . . . . . .          59          60          196         191
  Gain on sale of loans, net. . . . . . . . . . .         571         419        1,583       1,175
  Gain on sale of office properties and equipment           -         (16)           -           2
  Deposit servicing fees and charges. . . . . . .         922         665        2,748       1,844
  Trust service fees. . . . . . . . . . . . . . .         297         267          882         801
  Other operating income. . . . . . . . . . . . .         160          67          487         246
                                                   ----------  -----------  ----------  ----------
    Total non-interest income . . . . . . . . . .       2,009       1,462        5,896       4,259
                                                   ----------  -----------  ----------  ----------
 Non-interest expenses:
   Compensation, payroll taxes and
     fringe benefits. . . . . . . . . . . . . . .       2,441       2,457        7,272       7,063
   Occupancy expense. . . . . . . . . . . . . . .         246         174          732         523
   Supplies, communications and other
     office expenses. . . . . . . . . . . . . . .         214         192          674         592
   Federal insurance premiums . . . . . . . . . .          17          16           48          47
   Advertising expense. . . . . . . . . . . . . .          61          52          266         204
   Equipment and service bureau expense . . . . .         607         512        1,780       1,536
   Other operating expenses . . . . . . . . . . .         369         350        1,145       1,078
                                                   ----------  -----------  ----------  ----------
      Total non-interest expenses . . . . . . . .       3,955       3,753       11,917      11,043
                                                   ----------  -----------  ----------  ----------
  Earnings before income tax expense. . . . . . .       1,729       1,984        5,060       5,321
  Income tax expense. . . . . . . . . . . . . . .         709         815        2,130       2,213
                                                   ----------  -----------  ----------  ----------
     Net income . . . . . . . . . . . . . . . . .  $    1,020  $    1,169   $    2,930  $    3,108
                                                   ==========  ===========  ==========  ==========

Basic and diluted earnings per share. . . . . . .  $     0.16  $     0.18   $     0.45  $     0.49
                                                   ==========  ===========  ==========  ==========

Weighted average shares outstanding-Basic . . . .   6,493,217   6,397,364    6,469,163   6,353,054
                                                   ==========  ===========  ==========  ==========

Weighted average shares outstanding-Diluted . . .   6,529,616   6,397,364    6,539,280   6,353,054
                                                   ==========  ===========  ==========  ==========

Dividends declared $0.05 per share payable October 12, 2001 for shareholders of record date September 30, 2001.


See  accompanying  notes  to  consolidated  financial  statements.

                              CAVALRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                     Three Months Ended   Nine Months Ended
                                        September  30,     September  30,
                                         2001     2000     2001     2000
                                         ----     ----     ----     ----
Net income . . . . . . . . . . . . . .  $1,020  $1,169     $2,930  $3,108
Other comprehensive income, net of tax
Unrealized gains on securities
 available for sale. . . . . . . . . .     180      41        291      13
                                        ------  ------     ------  ------

Comprehensive income . . . . . . . . .  $1,200  $1,210     $3,221  $3,121
                                        ======  ======     ======  ======



See  accompanying  notes  to  consolidated  financial  statements.

                              CAVALRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                             2001       2000
                                                         ---------  ---------
Operating activities:
          Net cash provided by operating activities . .  $  1,491   $  1,224
                                                         ---------  ---------
Investing activities:
   Decrease (increase) in loans receivable, net . . . .       673     (6,468)
   Principal payments on mortgage
        backed securities held to maturity. . . . . . .        40         36
Proceeds from sales of office properties and equipment.         -        272
  Purchase of investment securities
     available for sale . . . . . . . . . . . . . . . .   (62,639)   (28,901)
  Proceeds from maturities of investment securities . .    35,630      9,000
   Purchase of office properties and equipment. . . . .    (1,346)    (6,215)
                                                         ---------  ---------
          Net cash used in investing activities . . . .   (27,642)   (32,276)
                                                         ---------  ---------

Financing activities:
  Net increase in deposits. . . . . . . . . . . . . . .    31,215     19,489
  Dividends paid. . . . . . . . . . . . . . . . . . . .      (930)    (1,065)
  Net decrease in borrowings. . . . . . . . . . . . . .      (566)   (43,408)
Payments by borrowers for
  property taxes and insurance. . . . . . . . . . . . .       416        549
                                                         ---------  ---------
         Net cash provided by (used in)
          financing activities. . . . . . . . . . . . .    30,135    (24,435)
                                                         ---------  ---------
Decrease in cash and cash equivalents . . . . . . . . .     3,984    (55,487)
Cash and equivalents, beginning of period . . . . . . .    45,025     94,422
                                                         ---------  ---------

 Cash and cash equivalents, end of period . . . . . . .  $ 49,009   $ 38,935
                                                         =========  =========

SUPPLEMENT DISCLOSURES OF CASH
   FLOW INFORMATION:
Payments during the period for:
Interest. . . . . . . . . . . . . . . . . . . . . . . .  $ 10,380   $  9,193
                                                         =========  =========
Income taxes. . . . . . . . . . . . . . . . . . . . . .  $  2,205   $  2,831
                                                         =========  =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

 Interest credited to deposits. . . . . . . . . . . . .  $  3,708   $  3,381
                                                         =========  =========
 Increase in deferred tax asset (liability) related
   to unrealized gain (loss) on investments . . . . . .  $   (181)  $     (7)
                                                         =========  =========
Net unrealized gain (losses) on investment
    securities available for sale . . . . . . . . . . .  $    472   $     20
                                                         =========  =========
Dividends declared and payable. . . . . . . . . . . . .  $    355   $    355
                                                         =========  =========



See  accompanying  notes  to  consolidated  financial  statements.

                              CAVALRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis  of  Presentation

Cavalry Bancorp, Inc. (the "Company"), a Tennessee corporation, is the holding company for Cavalry Banking (the "Bank") which is a federally chartered stock savings bank. The Bank has a wholly owned subsidiary Cavalry Enterprises, Inc. which provides investment services for customers.

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

The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

2.     Earnings  Per  Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and nine months ended September 30, 2001 and 2000. Diluted common shares arise from the potentially dilutive effect of the Company's stock options outstanding.

                                      Three  Months  Ended     Nine  Months  Ended
                                          September  30,          September  30,
                                         2001        2000        2001        2000
                                     ----------  ----------  ----------  ----------
Basic EPS:
Net income. . . . . . . . . . . . .  $1,020,000  $1,169,000  $2,930,000  $3,108,000
Average common shares outstanding .   6,493,217   6,397,364   6,469,163   6,353,054
                                     ----------  ----------  ----------  ----------

Earnings per share. . . . . . . . .  $     0.16  $     0.18  $     0.45  $     0.49
                                     ==========  ==========  ==========  ==========

Diluted EPS:
Net income. . . . . . . . . . . . .  $1,020,000  $1,169,000  $2,930,000  $3,108,000
                                     ----------  ----------  ----------  ----------

Average common shares outstanding .   6,493,217   6,397,364   6,469,163   6,353,054

Dilutive effect of stock options. .      36,399           -      70,117           -
                                     ----------  ----------  ----------  ----------

Average dilutive shares outstanding   6,529,616   6,397,364   6,539,280   6,353,054
                                     ----------  ----------  ----------  ----------

Earnings per share. . . . . . . . .  $     0.16  $     0.18  $     0.45  $     0.49
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

                                                Mortgage
For the quarter ended . . . . . . .  Banking     Banking    Trust   Consolidated
September 30, 2001
Interest revenue. . . . . . . . . .  $   6,931   $      -   $    -  $       6,931
Other income-external customers . .      1,082         59      297          1,438
Interest expense. . . . . . . . . .      3,174          -        -          3,174
Depreciation and amortization . . .        246         42       10            298
Other significant items:
    Provision for loan losses . . .         82          -        -             82
    Gain (loss) on sales of assets.          -        571        -            571
Segment profit. . . . . . . . . . .      1,628          -      101          1,729
Segment assets. . . . . . . . . . .    409,768      8,710      353        418,831

                                                Mortgage
For the quarter ended . . . . . . .  Banking     Banking    Trust   Consolidated
September 30, 2000
Interest revenue. . . . . . . . . .  $   7,538   $      -   $    -  $       7,538
Other income-external customers . .        732         60      267          1,059
Interest expense. . . . . . . . . .      3,263          -        -          3,263
Depreciation and amortization . . .        161         31        8            200
Other significant items:
   Provision for loan losses. . . .          -          -        -              -
   Gain (loss) on sales of assets .        (16)       419        -            403
Segment profit. . . . . . . . . . .      1,920          -       64          1,984
Segment assets. . . . . . . . . . .    367,330      7,162      443        374,935

                                                Mortgage
For the nine months ended . . . . .  Banking     Banking    Trust   Consolidated
September 30, 2001
Interest revenue. . . . . . . . . .  $  21,617   $      -   $    -  $      21,617
Other income-external customers . .      3,235        196      882          4,313
Interest expense. . . . . . . . . .     10,288          -        -         10,288
Depreciation and amortization . . .        706        125       27            858
Other significant items:
    Provision for loan losses . . .        248          -        -            248
    Gain (loss) on sales of assets.          -      1,583        -          1,583
Segment profit and (losses) . . . .      4,813         (5)     252          5,060
Segment assets. . . . . . . . . . .    409,768      8,710      353        418,831

                                                Mortgage
For the nine months ended . . . . .  Banking     Banking    Trust   Consolidated
September 30, 2000
Interest revenue. . . . . . . . . .  $  21,717   $      -   $    -  $      21,717
Other income-external customers . .      2,090        191      801          3,082
Interest expense. . . . . . . . . .      9,471          -        -          9,471
Depreciation and amortization . . .        493         93       24            610
Other significant items:
   Provision for loan losses. . . .        141          -        -            141
   Gain on sales of assets. . . . .          2      1,175        -          1,177
Segment profit and (losses) . . . .      5,126         (5)     200          5,321
Segment assets. . . . . . . . . . .    367,330      7,162      443        374,935

4.     Recently  Issued  Accounting  Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The effective date of this Statement was deferred by the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. This Statement became effective for the fiscal year ending December 31, 2001, and will not be applied retroactively to financial statements of prior periods. Upon adoption of provisions of SFAS No. 133, the Company did not have derivative instruments and there was no impact on the financial statements of the Company.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and replaced SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures , but carries most of SFAS No. 125's provisions without reconsideration. This Statement is effective for recognition and reclassification of collateral and for fiscal years ending after December 15, 2001. Upon adoption of provisions of SFAS No. 140, there was no material impact on the financial statements of the Company.

In July 2001, the FASB issued SFAS No. 141, Business Combinations. The Statement discontinues the use of the pooling of interest method of accounting for business combinations. The Statement is effective for all business combinations initiated after June 30, 2001. Management has completed an evaluation of the effects of this Statement and does not believe it will have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The Statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This Statement is effective for fiscal years beginning after December 15, 2001, however, early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Upon the adoption of the provisions of SFAS No. 142, management believes there will be no material impact on the financial statements of the Company.


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

Comparison  of  Financial  Condition at September 30, 2001 and December 31, 2000

Total assets were $418.8 million at September 30, 2001, compared to $384.3 million at December 31, 2000, an increase of $34.5 million or 8.98%. Increased deposits and equity funded this increase in assets. Cash and cash equivalents increased from $45.0 million at December 31, 2000, to $49.0 million at September 30, 2001. Investments available for sale increased from $32.2 million at December 31, 2000, to $59.7 million at September 30, 2001 as a result of investing excess liquidity. Loans receivable net decreased $1.5 million from $279.5 million at December 31, 2000, to $278.0 million at September 30, 2001. The Bank is actively involved in lending in the local market, but demand has not kept up with the payments on portfolio loans. The mortgage banking segment saw an increase in loans held for sale from $4.2 million at December 31, 2000 to $8.5 million at September 30, 2001 as a result of volume. Office properties and equipment increased from $15.3 million at December 31, 2000 to $15.7 million at September 30, 2001.

Deposit accounts increased $31.2 million from $336.5 million at December 31, 2000, to $367.7 million at September 30, 2001. Certificates of deposit decreased $8.0 from $162.5 million at December 31, 2000, to $154.5 million at September 30, 2001. Savings deposits increased $800,000 from $13.2 million at December 31, 2000, to $14.0 million at September 30, 2001. Money market accounts increased $23.1 million from $69.8 million at December 31, 2000, to $92.9 million at September 30, 2001. NOW accounts increased from $52.3 million at December 31, 2000, to $57.2 million at September 30, 2001. Non interest-bearing accounts increased $10.6 million from $38.6 million at December 31, 2000, to $49.2 million at September 30, 2001. These increases were primarily a result of an ongoing effort to raise the deposit base for the Bank. The Bank continues to emphasize increasing transaction accounts to improve earnings.

Equity increased by $3.8 million from $44.0 million at December 31, 2000, to $47.8 million at September 30, 2001, as a result of net income of $2.9 million for the nine months ended September 30, 2001, release of ESOP shares of $769,000 and release of Management Recognition Plan (MRP) shares of $725,000 and an unrealized gain on available for sale securities of $291,000 net of taxes. These increases were offset by dividends declared of $930,000. The Company has announced a stock buy back of approximately ten percent of the 7.1 million shares outstanding.

Non-performing assets were $209,000 at December 31, 2000, and $492,000 at September 30, 2001.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and September 30, 2000.

Net Income. Net income was $1.0 million or $0.16 per basic and diluted share for the three months ended September 30, 2001, compared to $1.2 million or $0.18 per basic and diluted share for the three months ended September 30, 2000. This decrease was primarily a result of lower interest income, a larger provision for loan losses, and higher non-interest expenses. These factors were partially offset by lower interest expense and higher non-interest income. The Company expects to see downward pressure on earnings as a result of interest rate cuts and additional anticipated rate cuts by the Federal Reserve Board. As a result of these Federal Reserve rate cuts, banks have cut the prime rate in a similar manner. The majority of the Bank's construction loan portfolio is tied to this prime rate and adjusts immediately with changes in the prime rate. These declines have a short-term negative impact on interest income.

Net Interest Income. Net interest income declined from $4.3 million for the three months ended September 30, 2000, to $3.8 million for the three months ended September 30, 2001. This decline is primarily a result of cuts by the Federal Reserve Bank in the federal funds and discount rates. These cuts along with similar cuts in the prime lending rate also contributed to this decline. Since the Bank has more assets than liabilities subject to reprice in the one-year time horizon, declining rates put downward pressure on net interest margins. The Bank continues to try to lower rates on liabilities while continuing to attempt to maintain deposits at an adequate level.

Interest income declined from $7.5 million for the three months ended September 30, 2000 to $6.9 million for the three months ended September 30, 2001. Interest on loans decreased from $6.7 million for the three months ended September 30, 2000, to $5.8 million for the same period in 2001. Average loans outstanding decreased from $281.1 million for the three months ended September 30, 2000, to $279.4 million for the same period in 2001. The average yield decreased from 9.41% for the three months ended September 30, 2000, to 8.30% for the same period in 2001 as a result of declining interest rates. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds increased from $887,000 for the three months ended September 30, 2000, to $1.1 million for the same period in 2001. Average investments increased from $52.3 million for the three months ended September 30, 2000, to $92.7 million for the same period in 2001. The average yield decreased from 6.73% for the three months ended September 30, 2000, to 4.65% for the same period in 2001.

Interest expense decreased from $3.3 million for the three months ended September 30, 2000, to $3.2 million for the same period in 2001. Average interest-bearing deposits increased from $282.4 million for the three months ended September 30, 2000, to $316.1 million for the same period in 2001. This increase was a result of continuing efforts to increase market share of deposits with an emphasis on checking accounts. The average cost of deposits decreased from 4.57% for the three months ended September 30, 2000, to 3.98% for the same period in 2001. This decrease was primarily a result of decreases in overall interest rates. Average certificates of deposit increased from $154.9 million for the three months ended September 30, 2000, to $158.4 million for the three months ended September 30, 2001. The average cost of certificates of deposits decreased from 5.76% for the three months ended September 30, 2000, to 5.54% for the three months ended September 30, 2001. Average borrowings decreased from $1.6 million at an average cost of 3.74% for the three months ended September 30, 2000, to $1.0 million at an average cost of 2.34% for the three months ended September 30, 2001. The total cost of funds decreased from 4.57% for the three months ended September 30, 2000, to 3.97% for the three months ended September 30, 2001. Average interest-bearing liabilities increased from $284.0 million for the three months ended September 30, 2000, to $317.2 million for the same period in 2001. Interest rate spread decreased from 4.43% for the three months ended September 30, 2000, to 3.42% for the same period in 2001. Net interest margin decreased from 5.10% for the three months ended September 30, 2000, to 4.01% for the same period in 2001.

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

The provision for loan losses increased from no provision for the three months ended September 30, 2000, to $82,000 for the three months ended September 30, 2001. Management deemed the allowance for loan losses adequate at September 30, 2001.

Non-interest Income. Non-interest income increased from $1.5 million for the three months ended September 30, 2000, to $2.0 million for the same period in 2001. In the mortgage banking segment, net gain on sale of loans increased from $419,000 for the three months ended September 30, 2000, to $571,000 for the same period in 2001. The higher gain in 2001 was a result of increased volume of loan sales due in part to favorable interest rates and some refinancing of mortgage loans. Loan servicing fees decreased slightly from $60,000 for the three months ended September 30, 2000, to $59,000 for the same period in 2001. In the banking segment, deposit fees and other operating incomes increased from $732,000 for the three months ended September 30, 2000, to $1.1 million for the same period in 2001. This increase was a result of growth in the number of transaction accounts and increased charges. The Bank also implemented an overdraft privilege program coupled with a new free checking account program. These factors also helped to increase deposit and overdraft fees. In the trust segment, trust fees increased from $267,000 for the three months ended September 30, 2000, to $297,000 for the same period in 2001 as a result of increased trust charges offset by a decline in assets under management.

Non-interest Expense. Non-interest expense increased from $3.8 million for the three months ended September 30, 2000, to $4.0 million for the same period in 2001. Compensation and other employee benefits decreased from $2.5 million for the three months ended September 30, 2000, to $2.4 million for the three months ended September 30, 2001. The increase in occupancy expense was primarily a result of the opening of the new operations building and increases in the cost of utilities. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $709,000 for the three months ended September 30, 2001, compared to $815,000 for the same period in 2000. This decrease was primarily a result of lower income before taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and September 30, 2000.

Net Income. Net income was $2.9 million or $0.45 per basic and diluted share for the nine months ended September 30, 2001, compared to $3.1 million or $0.49 per basic and diluted share for the nine months ended September 30, 2000. This decrease was primarily a result of higher interest expense, lower interest income, an increased provision for loan losses, and higher non-interest expenses. These factors were partially offset by higher non-interest income. The Company expects to see downward pressure on earnings as a result of interest rate cuts by the Federal Reserve Board. As a result of these Federal Reserve rate cuts, banks have cut the prime rate in a similar manner. The majority of the Bank's construction loan portfolio is tied to this prime rate and adjusts immediately with changes in the prime rate. These declines have a short-term negative impact on interest income.

Net Interest Income. Net interest income declined from $12.3 million for the nine months ended September 30, 2000, to $11.3 million for the nine months ended September 30, 2001. This decline is primarily a result of cuts by the Federal Reserve Bank in the federal funds and discount rates. These cuts along with similar cuts in the prime lending rate also contributed to this decline. Since the Bank has more assets than liabilities subject to reprice in the one-year time horizon, declining rates put downward pressure on net interest margins. The Bank continues to try to lower rates on liabilities while continuing to attempt to maintain deposits.

Interest income decreased from $21.7 million for the nine months ended September 30, 2000, to $21.6 million for the nine months ended September 30, 2001. Interest on loans decreased from $19.2 million for the nine months ended September 30, 2000, to $18.5 million for the same period in 2001. Average loans outstanding increased from $278.7 million for the nine months ended September 30, 2000, to $281.8 million for the same period in 2001. The average yield decreased from 9.20% for the nine months ended September 30, 2000, to 8.79% for the same period in 2001 as a result of declining interest rates. Income on all other investments consisting of mortgage backed securities, investments, FHLB stock, bank deposits and federal funds increased from $2.5 million for the nine months ended September 30, 2000, to $3.1 million for the same period in 2001. Average investments increased from $52.6 million for the nine months ended September 30, 2000, to $79.3 million for the same period in 2001. The average yield decreased from 6.39% for the nine months ended September 30, 2000, to 5.22% for the same period in 2001.

Interest expense increased from $9.5 million for the nine months ended September 30, 2000, to $10.3 million for the same period in 2001. Average interest-bearing deposits increased from $279.2 million for the nine months ended September 30, 2000, to $308.3 million for the same period in 2001. This increase was a result of continuing efforts to increase market share of deposits. The average cost of deposits remained constant at 4.45% for the nine months ended September 30, 2000, and 2001. Average certificates of deposit increased from $153.3 million for the nine months ended September 30, 2000 to $162.7 million for the nine months ended September 30, 2001. The average cost of certificates of deposits increased from 5.68% for the nine months ended September 30, 2000, to 5.99% for the nine months ended September 30, 2001. Average borrowings decreased from $4.0 million at an average cost of 5.31% for the nine months ended September 30, 2000, to $1.2 million at an average cost of 2.80% for the nine months ended September 30, 2001. The total cost of interest bearing liabilities decreased from 4.47% for the nine months ended September 30, 2000, to 4.44% for the nine months ended September 30, 2001. Average interest-bearing liabilities increased from $283.2 million for the nine months ended September 30, 2000, to $309.5 million for the same period in 2001. Interest rate spread decreased from 4.29% for the nine months ended September 30, 2000, to 3.56% for the same period in 2001. Net interest margin decreased from 4.94% for the nine months ended September 30, 2000, to 4.19% for the same period in 2001.

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

The provision for loan losses increased from $141,000 for the nine months ended September 30, 2000, to $248,000 for the nine months ended September 30, 2001. Management deemed the allowance for loan losses adequate at September 30, 2001.

Non-interest Income. Non-interest income increased from $4.3 million for the nine months ended September 30, 2000, to $5.9 million for the same period in 2001. In the mortgage banking segment, net gain on sale of loans increased from $1.2 million for the nine months ended September 30, 2000, to $1.6 million for the same period in 2001. The higher gain in 2001 was a result of increased volume of loan sales brought on by declining mortgage rates and mortgage refinancing. Loan servicing fees increased slightly from $191,000 for the nine months ended September 30, 2000, to $196,000 for the same period in 2001. In the banking segment, deposit fees and other operating incomes increased from $2.1 million for the nine months ended September 30, 2000, to $3.2 million for the same period in 2001. This increase was a result of growth in the number of transaction accounts and increased charges. The Bank also implemented an overdraft privilege program coupled with a new free checking account program. These factors also helped to increase deposit and overdraft fees. In the trust segment, trust fees increased from $801,000 for the nine months ended September 30, 2000, to $882,000 for the same period in 2001 as a result of increased trust charges.

Non-interest Expense. Non-interest expense increased from $11.0 million for the nine months ended September 30, 2000, to $11.9 million for the same period in 2001. Compensation and other employee benefits increased from $7.1 million for the nine months ended September 30, 2000 to $7.3 million for the nine months ended September 30, 2001. This increase was a result of increased commissions, incentives, overtime compensation and normal salary increases. The increase in occupancy expense was primarily a result of the opening of the new operations building and increases in the cost of utilities. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $2.1 million for the nine months ended September 30, 2001, compared to $2.2 million for the same period in 2000.

Liquidity  and  Capital  Resources

The Company's primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. Regulations of the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, require the Bank to maintain an adequate level of liquidity to ensure the availability of sufficient liquidity to fund loan originations, deposit withdrawals and to satisfy other financial commitments. Currently, the OTS regulatory liquidity for the Bank is the maintenance of an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the daily balance of net withdrawal deposits and short-term borrowings. This liquidity requirement is subject to periodic change. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2001, cash and cash equivalents totaled $49.0 million or 11.70% of total assets, and investments available-for-sale totaled $59.7 million. At September 30, 2001, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $10.0 million.

As of September 30, 2001, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2001, under regulations of the OTS, the Bank's actual tangible, core and risk-based capital ratios were 10.45%, 10.45% and 13.80%, respectively, compared to requirements of 1.5%, 3.0% and 8.0%, respectively.

At September 30, 2001, the Bank had loan commitments of approximately $30.0 million. In addition, at September 30, 2001, the unused portion of lines of credit extended by the Bank was approximately $9.5 million for consumer loans and $27.0 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2001, the Bank had $5.4 million of letters of credit outstanding.

Impact  of  Inflation  and  Changing  Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with US GAAP, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The following table presents the Company's maturity gap at September 30, 2001 (In thousands).

                                                                    Six       After      After
                                                         Within     Months    One to     Three       Over
                                                         Six        To One    Three      to Five     Five
                                                         Months     Year      Years      Years       Years       Total
                                                         ---------  --------  ---------  ----------  ----------  ---------

Interest-earning assets:

   Loans receivable, net. . . . . . . . . . . . . . . .  $ 60,924   $48,731   $ 80,033   $  40,508   $  56,356   $286,552
   Mortgage-backed securities . . . . . . . . . . . . .        17        17         66          66         387        553
   FHLB Stock . . . . . . . . . . . . . . . . . . . . .     2,130         -          -           -           -      2,130
   Investment securities. . . . . . . . . . . . . . . .    34,754    18,773      5,802         410           -     59,739
   Federal funds sold overnight and other
    interest-bearing deposits . . . . . . . . . . . . .    30,405         -          -           -           -     30,405
                                                         ---------  --------  ---------  ----------  ----------  ---------

     Total rate sensitive assets. . . . . . . . . . . .  $128,230   $67,521   $ 85,901   $  40,984   $  56,743   $379,379
                                                         =========  ========  =========  ==========  ==========  =========

Interest-bearing liabilities:

Deposits:
   NOW accounts . . . . . . . . . . . . . . . . . . . .  $  5,720   $ 5,720   $ 22,879   $  22,878   $       -   $ 57,197
   Passbook savings accounts. . . . . . . . . . . . . .     1,398     1,398      5,593       5,593           -     13,982
   Money market deposit accounts. . . . . . . . . . . .     9,286     9,286     37,146      37,147           -     92,865
   Certificates of deposit. . . . . . . . . . . . . . .    82,185    41,888     27,405       3,026           4    154,508
Borrowings. . . . . . . . . . . . . . . . . . . . . . .        27        27        108         108         742      1,012
                                                         ---------  --------  ---------  ----------  ----------  ---------
     Total rate sensitive liabilities . . . . . . . . .  $ 98,616   $58,319   $ 93,131   $  68,752   $     746   $319,564
                                                         =========  ========  =========  ==========  ==========  =========

Excess (deficiency) of interest sensitive
 assets over interest sensitive liabilities . . . . . .  $ 29,614   $ 9,202    ($7,230)   ($27,768)  $  55,997   $ 59,815
Cumulative excess (deficiency) of
 interest sensitive assets. . . . . . . . . . . . . . .  $ 29,614   $38,816   $ 31,586   $   3,818   $  59,815   $ 59,815
Cumulative ratio of interest-earning assets
 to interest-bearing liabilities. . . . . . . . . . . .    130.03%   124.73%    112.63%     101.20%     118.72%    118.72%
Interest sensitivity gap to total rate sensitive assets      7.81%     2.43%    (1.91)%     (7.32)%      14.76%     15.77%
Ratio of interest-earning assets to
 interest -bearing liabilities. . . . . . . . . . . . .    130.03%   115.78%     92.24%      59.61%   7,606.30%    118.72%
Ratio of cumulative gap to total rate sensitive assets.      7.81%    10.23%      8.33%       1.01%      15.77%     15.77%


Part  II.  Other  Information

Item  1.  Legal  Proceedings

     Not  applicable

Item  2.  Changes  in  Securities  and  use  of  Proceeds

     Not  applicable

Item  3.  Defaults  Upon  Senior  Securities

     Not  applicable

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

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

     (b)  Reports  on  Form  8-K

     On  September  26,  2001  filed  an  8-K  under  Item  5.  Other  Events.

     Cavalry Bancorp, Inc. announced on September 26, 2001, that it plans to implement a program to repurchase 710,480 shares or approximately 10% of its 7.1 million outstanding shares.

     On  August  8,  2001  filed  an  8-K  under  Item  5.  Other  Events.

     Cavalry Bancorp, Inc. announced on August 8, 2001, that its subsidiary Cavalry Banking has entered into a letter of intent to purchase, for cash, Miller & Loughry Insurance Services, Inc. of Murfreesboro, Tennessee. The purchase, which is subject to completion of due diligence, execution of a definitive agreement and regulatory approvals, is expected to be completed in the fourth quarter of this year.

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CAVALRY  BANCORP,  INC.

Date:  November  9,  2001               by:  /s/  Ed  C.Loughry,  Jr.
                                             --------------------------
                                             Ed  C.  Loughry,  Jr.
                                             Chairman  of the Board of Directors
                                             Chief  Executive  Officer


Date:  November 9, 2001                 by: /s/ Hillard C. Gardner
                                            ------------------------
                                             Hillard  C.  Gardner
                                             Senior  Vice  President  and Chief
                                             Financial  Officer
                                             (Principal  Financial  and
                                             Accounting  Officer)