Form 10-K
period 2001-12-31
CAVALRY BANCORP INC
filed 2002-03-27
CIK 1049535

0

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001     OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         Commission File Number: 0-23605

                              CAVALRY BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                    Tennessee                                     62-1721072
-----------------------------------------------                -----------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                                  I.D. Number)

114 West College Street, Murfreesboro, Tennessee                 37130
------------------------------------------------               ----------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:               (615) 893-1234
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:               None
                                                                          ----

Securities registered pursuant to Section 12(g) of the Act:     Common Stock, no
                                                             par value per share
                                                             -------------------
                                                              (Title of Class)

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

          YES   X    NO
              ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X
                 ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the NASDAQ National Market System under the symbol "CAVB" on March 26, 2002, was $90,858,560 (6,989,120 shares at $13.00 per share). It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders (including the Cavalry Banking Employee Stock Ownership Plan) are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2001 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III).

                                     PART I
ITEM  1.  BUSINESS
------------------

GENERAL

     Cavalry Bancorp, Inc. ("Company"), a Tennessee corporation, was organized on November 5, 1997 for the purpose of becoming the holding company for Cavalry Banking ("Bank") upon the Bank's conversion from a federally-chartered mutual to a federally-chartered stock savings bank ("Conversion"). The Conversion was completed on March 16, 1998. In January 2002, the Bank converted to a state chartered commercial bank and was accepted as a member of the Federal Reserve System. As of that date, the Company became a bank holding company. At December 31, 2001, the Company had total assets of $432.9 million, total deposits of $381.0 million and shareholders' equity of $48.8 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statement and related data, relates primarily to the Bank.

     Prior to its conversion to a state bank, the Bank's primary federal regulator was the Office of Thrift Supervision ("OTS"). The Bank's deposits have been federally insured since 1936 and are currently insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1936. As result of its conversion to a state bank effective January 2002, the Bank's primary federal regulator is the Board of Governors of the Federal Reserve System and it is also regulated by the Tennessee Department of Financial Institutions. The Company is regulated as a bank holding company by the Board of Governors of the Federal Reserve System. To the extent laws and regulations applicable to savings banks are discussed herein, such discussion is intended to provide information about the Bank's historical operations prior to January 2002.

     The Bank is a community-oriented financial institution whose primary business is attracting deposits from the general public and using those funds to originate a variety of loans to individuals residing within its primary market area, and to businesses owned and operated by such individuals. The Bank originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans. Generally, ARM loans are retained in the Bank's portfolio and long-term fixed-rate mortgage loans are originated for sale in the secondary market. In addition, the Bank actively originates construction and acquisition and development loans. The Bank also originates commercial real estate, commercial business, and consumer and other non-real estate loans. The Bank also provides trust and investment services through its trust division. The Bank also provides brokerage and investment products through its brokerage division Cavalry Investment Services. On January 4, 2002, the Bank purchased 100% of the issued and outstanding capital stock of Miller & Loughry Insurance and Services, Inc., an independent insurance agency. This purchase will allow the Bank to offer a full line of insurance products and services through this subsidiary.

MARKET  AREA

     The Bank considers Rutherford, Bedford and Williamson Counties in Central Tennessee to be its primary market area. A large number of the Bank's depositors reside, and a substantial portion of its loan portfolio is secured by properties located in Rutherford and Bedford Counties. With the creation of a new division, Mid Tenn Mortgage, the Bank has moved into the Nashville Davidson county market for loan originations.

     The economy of Rutherford and Bedford Counties is diverse and generally stable. According to the Rutherford and Bedford Area Chambers of Commerce, major employers include Nissan Motor Manufacturing Corp. USA, Rutherford County Government, Whirlpool Corp., Bridgestone/Firestone Inc., Middle Tennessee State University, Alvin C. York Veterans Administration Medical Center and Ingram Book Co., among others.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of this safe harbor. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S.
Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, implementation of new technologies, the Company's ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

SELECTED  FINANCIAL  DATA

     This information is incorporated by reference from pages 9 and 10 of the 2001 Annual Report to Shareholders ("Annual Report") included herein as Exhibit 13.

LENDING  ACTIVITIES

     GENERAL. At December 31, 2001, the Bank's total loans receivable portfolio amounted to $290.7 million, or 67.1% of total assets at that date. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one-to-four family properties, with such loans amounting to $68.0 million, or 21.0% of total gross loans at December 31, 2001. In addition, the Bank originates construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.


                                                                 At December 31,
                         ----------------------------------------------------------------------------------------------
                               2001                  2000                 1999              1998              1997
                        ------------------  -------------------  ----------------   ----------------  ----------------
                         Amount     Percent   Amount     Percent   Amount   Percent   Amount  Percent   Amount  Percent
                        -------    --------  ---------  -------   --------  -------  -------  -------   -------  --------
                                                              (Dollars in thousands)
Mortgage Loans:
 One-to-four
   family(1) . . . . .  $ 68,002      21.0%  $ 64,776      20.6%  $ 60,261    18.1%  $ 75,554    24.8%  $ 82,930   32.9%
 Multi-family. . . . .     3,224       0.9      2,519       0.8        780     0.2      1,125     0.4      1,338    0.5
 Commercial. . . . . .    90,206      27.9     80,029      25.4     71,419    21.4     52,516    17.2     39,690   15.8
 Construction. . . . .    57,287      17.7     56,015      17.8     69,421    20.9     84,900    27.9     54,666   21.7
 Land acquisition
    and development. .    19,058       5.9     21,498       6.8     40,645    12.2     15,367     5.1     17,011    6.8
                        --------  ---------  --------  ---------  --------  -------  --------  -------  --------  ------
  Total mortgage
     loans . . . . . .   237,777      73.4    224,837      71.4    242,526    72.8    229,462    75.4    195,635   77.7
                        --------             --------             --------           --------           --------
Consumer Loans:
 Home equity
    lines of credit. .     4,572       1.4      5,322       1.7      4,788     1.4      3,790     1.2      2,783    1.1
 Automobile. . . . . .     9,348       2.9      8,609       2.7      8,632     2.6      6,788     2.2      5,028    2.0
 Unsecured . . . . . .     1,519       0.5      1,884       0.6      1,649     0.5      1,527     0.5      1,684    0.7
 Other secured . . . .    29,985       9.3     36,280      11.5     38,809    11.7     32,792    10.8     23,852    9.5
                        --------  ---------  --------  ---------  --------  -------  --------  -------  --------  ------
   Total consumer
      loans. . . . . .    45,424      14.1     52,095      16.5     53,878    16.2     44,897    14.7     33,347   13.3
                        --------  ---------  --------  ---------  --------  -------  --------  -------  --------  ------

Commercial
   business loans. . .    40,594      12.5     38,177      12.1     36,456    11.0     30,213     9.9     22,544    9.0
                        --------  ---------  --------  ---------  --------  -------  --------  -------  --------  ------

   Total loans . . . .   323,795     100.0%   315,109     100.0%   332,860   100.0%   304,572   100.0%   251,526  100.0%
                                  =========            =========            =======            =======            ======
Less:
 Undisbursed
   portion of
  loans in process . .    27,896               26,471               51,243             52,098             30,178
 Net deferred
   loan fees . . . .         767                  742                  785                773                710
 Allowance for
   loan losses . . . .     4,470                4,235                4,136              3,231              2,804
                        --------            ---------             --------          ---------           --------

  Total loans
   receivable, net . .  $290,662             $283,661             $276,696           $248,470           $217,834
                        ========             =========            ========          =========           ========

(1)     Includes  loans  held-for-sale.



     ONE-TO-FOUR FAMILY REAL ESTATE LENDING. Historically, the Bank has concentrated its lending activities on the origination of loans secured by first mortgage loans on existing one-to-four family residences located in its primary market area. At December 31, 2001, $68.0 million, or 21.0% of the Bank's total loan portfolio, consisted of such loans. The Bank originated $231.7 million, $103.2 million and $121.2 million of one-to-four family residential mortgage loans during the years ended December 31, 2001, 2000, and 1999, respectively.

          Generally, the Bank's fixed-rate one-to-four family mortgage loans have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank's fixed-rate loans customarily include "due on sale" clauses which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     The Bank also originates ARM loans at rates and terms competitive with market conditions. At December 31, 2001, $46.2 million, or 14.3% of the Bank's gross loan portfolio, were subject to periodic interest rate adjustments. The Bank originates for its portfolio ARM loans which provide for an interest rate which adjusts every year or which is fixed for one, three or five years and then adjusts every year after the initial period. Most of the Bank's one-year, three-year and five-year ARMs adjust every year after the initial fixed rate period based on the one year Treasury constant maturity index. The Bank's ARMs are typically based on a 30-year amortization schedule. The Bank qualifies the borrowers on its nonconforming ARM loans (i.e., loans not originated in conformity with standards that would permit the loans to be sold in the secondary market) based on the initial rate. The Bank qualifies the borrowers on its conforming ARM loans based on the maximum note interest rate during the second year of the loan. A one-year ARM loan that is originated according to FHLMC secondary market standards may be converted to a fixed-rate loan within five years of the origination date. ARM loans that are not saleable to the FHLMC are not permitted to be converted to fixed rate loans. The Bank does not offer deep discount or "teaser" rates. The Bank's current ARM loans do not provide for negative amortization. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 5% to 6%, respectively.

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

          The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in the portfolio during a rising interest rate environment.

          The Bank also originates one-to-four family mortgage loans under Federal Housing Administration ("FHA") and Veterans Administration ("VA") programs and the Tennessee Housing and Development Agency ("THDA"), an affordable housing program. FHA, VA and THDA loans are generally sold to private investors with servicing released (i.e., the right to collect principal and interest payments and forward it to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions are sold with the loan). See "-- Loan Originations, Sales and Purchases."

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

At December 31, 2001, the composition of the Bank's construction loan portfolio was as follows:


                              Outstanding      Percent of
                              Balance(1)       Total
                              ---------------  -----------
                               (In thousands)
Residential:
 Speculative construction     $        28,814       50.30%
 Pre-sold construction                 16,394       28.62
 Construction/permanent                 7,133       12.45
 Commercial and multi-family            4,946        8.63
                              ---------------  -----------
 Total                        $        57,287      100.00%
                              ===============  ===========

____________________
(1)     Includes loans in process.



     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to pay debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 100 local builders, many of whom may have only one or two speculative loans outstanding from the Bank. The Bank considers approximately 30 builders as core borrowers with several speculative loans outstanding at any one time. Rather than originating lines of credit to homebuilders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with interest rates ranging from 0.0% to 2.0% above the prime lending rate, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. At December 31, 2001, the Bank had 18 borrowers each with aggregate outstanding speculative loan balances of more than $500,000, all of which were performing according to their respective terms and the largest of which amounted to $1.3 million.

     Unlike speculative construction loans, pre-sold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a homebuyer who has a commitment for permanent financing for the finished home with the Bank or another lender. Pre-sold construction loans are generally originated for a term of 12 months, with adjustable interest rates ranging from 0.0% to 1.0% above the prime lending rate, and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or cost, whichever is less. At December 31, 2001, the largest outstanding pre-sold construction loan had an outstanding balance of $514,000 and was performing according to its terms.

     Construction/permanent loans are originated to the homeowner rather than the homebuilder. The construction phase of a construction/permanent loan generally lasts 12 months and the interest rate charged is generally 7.25% to 8.50%, fixed, and with loan-to-value ratios of 80% (or up to 95% with private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less. At the completion of construction, the Bank may either originate a fixed-rate mortgage loan or an ARM loan. See "-- Lending Activities -- One- to- Four Family Real Estate Lending." At December 31, 2001, the largest outstanding construction/permanent loan had an outstanding balance of $272,000 and was performing according to its terms.

     The Bank also provides construction financing for non-residential properties (i.e., multi-family and commercial properties). At December 31, 2001, such construction loans amounted to $4.9 million.

     Construction loans may be approved by combining the lending authority of loan officers up to a $2,000,000 aggregate lending limit. The maximum lending authority for any one loan officer is $1,000,000. The level of each individual loan officer's lending authority is reviewed and approved annually. All construction loans to a borrower with aggregate debt exceeding $2,000,000 must be approved by the executive Loan Committee or the full Board of Directors. See "-- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an appraiser approved by the Board of Directors inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, analyzes the pro forma data and assumptions on the project. In the case of a speculative or pre-sold construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires that the borrower use its own funds to maintain the original loan-to-value ratio.

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

     ACQUISITION AND DEVELOPMENT LENDING. The Bank originates acquisition and development ("A&D") loans for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale for residential housing construction. At December 31, 2001, the Bank had land A&D loans with aggregate approved commitments of $19.1 million, of which an aggregate of $12.2 million was outstanding. At December 31, 2001, the largest land A&D loan had an outstanding balance of $3.0 million and was performing according to its terms. All of the land A&D loans are secured by properties located in the Bank's primary market area.

     Land A&D loans are usually repaid through the sale of the developed land. However, the Bank believes that its land A&D loans are made to individuals with, or to corporations the principals of which possess, sufficient personal financial resources out of which the loans could be repaid, if necessary.

     Land A&D loans are secured by a lien on the property, made for a two-year term, and with an interest rate that adjusts with the prime rate. The Bank requires monthly interest payments during the term of the land A&D loan. After the expiration of the two-year term, the loan is reevaluated, adjusted and/or extended as a fixed or adjustable rate loan. In addition, the Bank generally obtains personal guarantees from the principals of its corporate borrowers. At December 31, 2001, the Bank did not have any nonaccruing land A&D loans.

     Loans secured by undeveloped land or improved lots involve greater risks than one- to- four family residential mortgage loans because such loans are more difficult to monitor and foreclose as the Bank may be confronted with a property the value of which is insufficient to assure full repayment. Furthermore, if the borrower defaults the Bank may have to expend its own funds to complete development and also incur costs associated with marketing and holding the building lots pending sale. Land A&D loans are generally considered to involve a higher degree of risk than single-family permanent mortgage loans because of the concentration of principal among relatively few borrowers and development projects, the increased difficulty at the time the loan is originated of estimating the development building costs, the increased difficulty and costs of monitoring the loan, the higher degree of sensitivity to increases in market rates of interest, and the increased difficulty of working out problem loans. A concentration of loans secured by properties in any single area presents the risk that any adverse change in regional economic or employment conditions may result in increased delinquencies and loan losses. The Bank attempts to minimize this risk by limiting the maximum loan-to-value ratio on A&D loans to 75%, although the Board of Directors has the authority to approve A&D loans with loan-to-value ratios of up to 80%.

     COMMERCIAL REAL ESTATE LENDING. The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At December 31, 2001, $90.2 million, or 27.9% of the Bank's total loan portfolio, consisted of loans secured by existing commercial real estate properties. The majority of the Bank's commercial real estate properties are secured by small businesses, retail properties and churches located in the Bank's primary market area.

     Narrative appraisals are required for all properties securing commercial real estate loans in excess of $250,000. On loans of $250,000 or less, a short form or drive-by evaluation is acceptable. Narrative appraisals over $250,000 must be completed by a state certified appraiser with a "general" certification. Appraisals or evaluations on loans of $250,000 or under may be performed by any state certified or in-house appraiser. All appraisals go through final review by bank management. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

     The average size of a commercial real estate loan in the Bank's portfolio is approximately $100,000 to $200,000. Commercial real estate loans are generally structured with fixed rates of interest and terms of three to five years based on amortization schedules of 15 to 20 years. At December 31, 2001, the largest commercial real estate loan had an outstanding balance of $3.7 million.

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

     COMMERCIAL BUSINESS LENDING. The Bank's commercial business lending activities focus primarily on small to medium size businesses owned by individuals well known to the Bank and who reside in the Bank's primary market area. At December 31, 2001, commercial business loans amounted to $40.6 million, or 12.5% of total loans.

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

     At December 31, 2001, the largest commercial business loan was a $2.5 million line of credit secured by commercial real estate. Such loan was performing according to its terms at December 31, 2001.

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

     CONSUMER LENDING. The Bank originates a variety of consumer loans that generally have shorter terms to maturity and higher interest rates than residential mortgage loans. At December 31, 2001, the Bank's consumer loans totaled $45.4 million, or 14.1%, of the Bank's loans receivable. The Bank's consumer loans consist primarily of home equity lines of credit, automobile loans, and a variety of other secured loans, a substantial portion of which are secured by junior mortgages on real estate. To a substantially lesser extent, the Bank also originates unsecured consumer loans.

     The Bank anticipates that it will continue to be an active originator of consumer loans. Factors that may affect the ability of the Bank to increase its originations in this area include the demand for such loans, interest rates and the state of the local and national economy. Consumer loans accounted for 10.6%, 11.9% and 12.3% of the Bank's total loan originations in the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

     The Bank offers open-ended home equity lines of credit secured by a second mortgage on the borrower's primary residence. These lines of credit have an interest rate that generally is one to two percentage points above the prime lending rate, as published in The Wall Street Journal, which adjusts monthly. The majority of the approved lines of credit at December 31, 2001 were less than $75,000. At December 31, 2001, approved lines of credit totaled $6.5 million, of which $4.6 million was outstanding.

     At December 31, 2001, the Bank's automobile loan portfolio amounted to $9.3 million, or 2.9%, of total loans at such date, a substantial portion of which were secured by used automobiles. The maximum term for the Bank's automobile loans is 60 months. The Bank generally lends up to 80% to 90% of the purchase price of the automobile. The Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. The Bank does not engage in indirect automobile lending.

     The Bank's consumer loan portfolio also includes other consumer loans secured by a variety of collateral, such as recreational vehicles, boats, motorcycles, deposit accounts and, in many instances, junior mortgages on real estate. Such other secured consumer loans were $30.0 million, or 9.3% of total loans, at December 31, 2001.

     At December 31, 2001, unsecured consumer loans amounted to $1.5 million, or 0.5% of total loans. Unsecured loans are made for a term up to 24 months with fixed rates of interest and are offered primarily to existing customers of the Bank.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2001, the Bank had $42,000 of consumer loans accounted for on a nonaccrual basis.

     MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds and do not reflect the deduction for unearned discounts, unearned income and allowance for loan losses.

                                                  After     After
                                       One Year  3 Years   5 Years
                             Within    Through   Through   Through    After
                            One Year   3 Years   5 Years   10 Years  10 Years   Total
                            --------   -------  ---------  --------  --------  -------
                                                   (In thousands)
Mortgage loans:
Residential                 $  9,631  $ 17,169  $  13,221  $  15,903  $15,302  $ 71,226
Construction                  41,964     5,825        660          -        -    48,449
Commercial                    33,698    36,368     17,135      2,801      204    90,206
Consumer and other loans      13,736    18,550     12,110        989       39    45,424
Commercial business loans     23,864    11,665      3,616        425    1,024    40,594
                            --------  --------  ---------  ---------  -------  --------
  Total                     $122,893  $ 89,577  $  46,742  $  20,118  $16,569  $295,899
                            ========  ========  =========  =========  =======  ========


     The following table sets forth the dollar amount of all loans due after December 31, 2002, which have fixed interest rates and have floating or adjustable interest rates.


                                Fixed          Floating or
                                Rates      Adjustable Rates
                            ------------  -----------------
                                    (In thousands)
Mortgage loans:
Residential                 $     20,200  $          41,395
Construction                           -              6,485
Commercial                        56,184                324
Consumer and other loans          27,527              4,161
Commercial business loans         16,048                682
                            ------------  -----------------
  Total                     $    119,959  $          53,047
                            ============  =================



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

     Loan approval authority varies based on loan type (secured or unsecured), the aggregate debt outstanding to the specific borrower and the amount of the specific loan. Loans up to the aggregate lending limit of $2,000,000 may be approved by combining the specific lending authority of individual loan officers. The maximum lending authority for any one loan officer is $1,000,000 secured and $500,000 unsecured. One-to-four family residential mortgage loans that are originated for sale to investors and that are underwritten to the investor's specifications may be approved by specifically authorized underwriters and loan officers up to FHLMC loan limits. The level of each individual loan officer lending authority is reviewed and approved by the Executive Loan Committee and ratified by the Board of Directors. Loans over $2,000,000 must be approved by the Executive Loan Committee, which is composed of outside directors and members of senior management. The actions of the Executive Loan Committee are reported to and ratified by the full Board of Directors monthly. Each approved loan, regardless of type, is reviewed by the Bank's quality control personnel to insure compliance with all regulatory and policy requirements including proper approval.

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

     When conventional loans are sold, the Bank may retain the responsibility for servicing the loans, including collection and remitting mortgage loan payments, accounting for principal and interest and holding and disbursing escrow or impound funds for real estate taxes and insurance premiums. The Bank receives a servicing fee for performing these services for others. The Bank's servicing portfolio amounted to $87.9 million at December 31, 2001. The Bank is generally paid a fee equal to 0.25% of the outstanding principal balance for servicing sold loans. Loan servicing income totaled $85,000, $129,000 and $112,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Bank earns late charges collected from delinquent customers whose loans are serviced by the Bank. The Bank is allowed to invest escrow impounds (funds collected from mortgage customers for the payment of property taxes and insurance premiums on mortgaged real estate) until they are disbursed on behalf of mortgage customers, but is not required to pay interest on these funds. At December 31, 2001, borrowers' escrow funds amounted to $131,000.

     Historically, the Bank has not been an active purchaser of loans or participation interests in loans.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                               Year Ended December 31,
                                           ----------------------------------
                                              2001        2000        1999
                                           ----------  ----------  ----------
                                                      (In thousands)
Loans originated:
 Mortgage loans:
  One-to-four family                       $ 231,674   $ 103,150   $ 121,159
  Multi-family                                 1,335       2,179       2,350
  Commercial                                  26,903      16,404      21,403
  Construction                                74,503      63,066      87,956
  Land                                         8,162       4,814      34,964
 Consumer                                     45,934      31,131      46,043
 Commercial business loans                    44,523      40,238      59,556
                                           ----------  ----------  ----------
  Total loans originated                     433,034     260,982     373,431

Loans purchased:
  One-to-four family                               -           -           -
                                           ----------  ----------  ----------
    Total loans originated and purchased     433,034     260,982     373,431

Loans sold:
 Whole loans sold                           (154,515)   (104,074)   (121,735)
                                           ----------  ----------  ----------
 Total loans sold                           (154,515)   (104,074)   (121,735)

Mortgage loan principal repayments          (164,821)    (82,909)    (84,602)

Other loan principal repayments             (117,530)    (70,315)   (138,930)

Increase in other items, net                  10,833       3,281          62
                                           ----------  ----------  ----------
Net increase in
 loans, net                                $   7,001   $   6,965   $  28,226
                                           ==========  ==========  ==========


     LOAN COMMITMENTS AND LETTERS OF CREDIT. The Bank issues commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. At December 31, 2001, the Bank did not have any loan commitments (excluding undisbursed portions of interim construction loans of $27.9 million) and unused lines of credit of $32.5 million. See Note 17 of Notes to the Consolidated
Financial  Statements  contained  in  the  Annual  Report.

     As an accommodation to its commercial business borrowers, the Bank issues standby letters of credit or performance bonds in favor of entities, usually municipalities, for whom the Bank's borrowers are performing work or other services. At December 31, 2001, the Bank had outstanding standby letters of credit of $4.6 million that were issued primarily to municipalities as performance bonds. See Note 17 of Notes to the Consolidated Financial
Statements  contained  in  the  Annual  Report.

     LOAN FEES. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loan portfolio. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized $882,000, $837,000 and $1.0 million of deferred loan fees during the years ended December 31, 2001, 2000 and 1999, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     The Bank also earns fee income on loans serviced for others. Loan servicing fees for the year ended December 31, 2001 and 2000 amounted to $85,000 and $129,000, respectively. At December 31, 2001, the Bank serviced loans for others totaling $87.9 million. See Note 5 of Notes to the Consolidated Financial
Statements  contained  in  the  Annual  Report.

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

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                         At December 31,
                                           -----------------------------------------
                                             2001      2000    1999    1998    1997
                                           ---------  ------  ------  ------  ------
                                                    (Dollars in thousands)
Loans accounted for on a
  non-accrual basis:
  Mortgage loans:
    One- to- four family                   $    233   $  71   $ 328   $  74   $  73
    Construction                                 97      10       -       -      68
    Commercial                                    -       -       -       -       -
 Consumer loans (automobile)                     47      38       -      32       9
    Other                                        17       4       5       1       -
                                           ---------  ------  ------  ------  ------
      Total                                     394     123     333     107     150

Accruing loans which are contractually
  past due 90 days or more                        -       -       -      66      98
                                           ---------  ------  ------  ------  ------

Total of nonaccrual and 90 days past
  due loans                                     394     123     333     173     248

Real estate owned                               143      64     117      80       -

Other repossessed assets                         41      22      49       -       -
                                           ---------  ------  ------  ------  ------

     Total nonperforming assets            $    578   $ 209   $ 499   $ 253   $ 248
                                           =========  ======  ======  ======  ======

Restructured loans                         $      -   $   -   $   -   $   -   $   -
                                           =========  ======  ======  ======  ======

Nonaccrual and 90 days or more past
  due loans as a percentage of loans
  receivable, net                              0.14%   0.04%   0.12%   0.07%   0.11%
Non-accrual and 90 days or more past due
  loans as a percentage of total assets        0.09%   0.03%   0.08%   0.05%   0.09%

Non-performing assets as a percentage of
  total assets                                 0.13%   0.05%   0.13%   0.03%   0.09%

     Interest income that would have been recorded for the year ended December 31, 2001 had non-accruing loans been current in accordance with their original terms was not significant. No interest was included in interest income on such loans for the year ended December 31, 2001.

     REAL  ESTATE  OWNED.  See  Note  1  of  Notes to the Consolidated Financial
Statements contained in the Annual Report for a discussion of the accounting treatment of real estate owned. At December 31, 2001, the Bank had 4 properties in real estate owned which consisted of one single family residence and three small acreage tracts of undeveloped property.

     RESTRUCTURED LOANS. Under U.S. GAAP, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank did not have any restructured loans at December 31, 2001.

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

     The aggregate amounts of the Bank's classified and special mention assets were as follows:

                                     At  December  31,
                                    ------------------
                                      2001     2000
                                      ----     ----
                                     (In  thousands)

Loss                               $     -    $   -
Doubtful                               152      142
Substandard  assets                  3,957    3,641
Special  mention                         -      202

     At December 31, 2001, substandard assets consisted of eleven repossessed assets totaling $184,000, one construction loan totaling $514,000, ten one-to-four family mortgage loans totaling $929,000, forty consumer loans totaling $330,000 and twenty-six commercial loans totaling $2.0 million. Doubtful loans consisted of five consumer loans totaling $102,000 and one commercial loan totaling $50,000. See Note 5 to the Consolidated Financial Statements contained in the Annual Report for further discussion.

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

     The general valuation allowance is maintained to cover losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectibility cannot be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for loan losses is charged against income quarterly to maintain the allowances.

     At December 31, 2001, the Bank had an allowance for loan losses of $4.5 million. Management believes that the amount maintained in the allowance at December 31, 2001 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with U.S. GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

The following table sets forth an analysis of the Bank's gross allowance for loan losses for the periods indicated.


                                                                       Year Ended December 31,
                                                      ----------------------------------------------------------
                                                         2001        2000        1999        1998        1997
                                                      ----------  ----------  ----------  ----------  ----------
                                                                       (Dollars in thousands)
Allowance at beginning of period                      $   4,235   $   4,136   $   3,231   $   2,804   $   2,123
Provision for loan losses                                   661         306         991         452         700
Recoveries:
 Mortgage loans:
  One- to- four family                                        2           -           -           -           -
  Multi-family                                                -           -           -           -           -
  Commercial                                                  -           -           -           -           -
  Construction                                                -           -           -           -           -
 Consumer loans:
  Automobiles                                                39          23          13           8          23
  Unsecured                                                  54           -           -           -           5
  Other                                                      14           -           -          21           1
 Commercial business loans                                    5           6           3           -           1
                                                      ----------  ----------  ----------  ----------  ----------
   Total recoveries                                         114          29          16          29          30

Charge-offs:
 Mortgage loans:
  One- to- four family                                       81          48           5           -           -
  Construction                                                -           -           -           -           -
 Consumer loans:
  Home equity lines of credit                                 -           -           -           -           -
  Automobile                                                 92          52          35          16          40
  Credit card                                               223           6           3           5           1
  Unsecured                                                  26          25           9           -           -
  Other                                                       -          37          47          33           5
 Commercial business loans                                  118          68           3           -           3
                                                      ----------  ----------  ----------  ----------  ----------
   Total charge-offs                                        540         236         102          54          49
                                                      ----------  ----------  ----------  ----------  ----------
   Net recoveries (charge-offs)                            (426)       (207)        (86)        (25)        (19)
                                                      ----------  ----------  ----------  ----------  ----------
    Allowance at end of period                        $   4,470   $   4,235   $   4,136   $   3,231   $   2,804
                                                      ==========  ==========  ==========  ==========  ==========

Allowance for loan losses as a percentage of
  total  loans outstanding at the end of the period        1.38%       1.34%       1.24%       1.06%       1.11%

Net (charge-offs) recoveries as a percentage
 of average loans outstanding during the period          (0.15)%     (0.07)%     (0.03)%     (0.01)%     (0.01)%

Allowance for loan losses as a percentage of
  nonperforming loans at end of period                 1,134.52%   3,443.09%   1,242.04%   3,019.63%   1,130.65%

                                                                  At December 31,
                        -----------------------------------------------------------------------------------------------
                                2001               2000                1999               1998               1997
                        ------------------  -----------------  -------------------  ------------------  ---------------
                                   Percent            Percent              Percent           Percent           Percent
                                  of Loans           of Loans             of Loans          of Loans          of Loans
                                 in Category       in Category          in Category       in Category       in Category
                                   to Total          to Total            to Total            to Total         to Total
                         Amount     Loans    Amount    Loans     Amount    Loans    Amount     Loans    Amount   Loans
                         ------    ------    ------    ------    ------    ------   ------    ------   -------   ------
                                                        (Dollars in thousands)
Mortgage loans:
 One-to-four family. .  $   374     21.0%    $  395     20.6%    $  301     18.1%   $  378      24.8%  $  415     32.9%
 Multi-family. . . . .       14      0.9         11      0.8          4      0.2         6       0.4       20      0.5
 Commercial. . . . . .    1,210     27.9      1,075     25.4      1,101     21.4       788      17.2      595     15.8
 Construction. . . . .      844     17.7        840     17.8        740     20.9       492      27.9      367     21.7
 Land. . . . . . . . .       85      5.9        142      6.8        346     12.2       231       5.1      255      6.8

Consumer loans:
 Home equity lines
   of credit . . . . .       61      1.4         72      1.7         72      1.4        57       1.2       42      1.1
 Automobile. . . . . .      155      2.9        144      2.7        129      2.6       102       2.2       75      2.0
 Credit cards. . . . .        -      0.0          3      0.1         74      0.1         6       0.1        3      0.1
 Loans secured
   by deposit
  accounts . . . . . .        -      0.1          -        -          -      0.6         -         -        -        -
 Unsecured . . . . . .       25      0.4         26      0.5         17      0.4        17       0.4       22      0.6
 Other secured . . . .      493      9.3        532     11.5        582     11.1       453      10.8      358      9.5
Commercial
   business loans. . .      914     12.5        807      12.1       547     11.0       338       9.9      338      9.0
Unallocated. . . . . .      295      N/A        188       N/A       223      N/A       363       N/A      314       N/A
                        -------    -------  --------  --------    ------  ------    ------    -------  ------    ------
   Total allowance
    for loan losses. .  $ 4,470    100.0%    $4,235    100.0%    $4,136   100.0%    $3,231     100.0%  $2,804    100.0%
                        =======   =======    ======   =======    ======  =======    ======    =======  ======    ======

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

     The Bank's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposit, marketable corporate debt obligations, and mortgage-backed securities. The Bank's investment policy does not permit hedging activities or the purchase of high-risk mortgage derivative products or non-investment grade corporate bonds. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk and risk-based capital is also considered.

     The following table sets forth the amortized cost and fair value of the Bank's debt and mortgage-backed and related securities, by accounting classification and by type of security, at the dates indicated.

                                                           At  December  31,
                             ----------------------------------------------------------------------------
                                       2001                     2000                      1999
                             -----------------------   -----------------------   ------------------------

                             Amortized    Percent of   Amortized    Percent of   Amortized    Percent of
                             Cost(1)      Total        Cost(1)      Total        Cost(1)      Total
                             -----------  -----------  -----------  -----------  -----------  -----------
                                                           (In thousands)
Held to Maturity:

Debt Securities:
Mortgage-backed securities.  $       537        1.20%  $       594        1.70%  $       651        6.86%
Certificate of Deposit. . .          100        0.23             -           -             -           -
FHLB stock. . . . . . . . .        2,159        4.84         2,020        5.80         1,878       19.78
                             -----------  -----------  -----------  -----------  -----------  -----------
Total held to
    maturity securities . .        2,796        6.27         2,614        7.50         2,529       26.64
                             -----------  -----------  -----------  -----------  -----------  -----------

Available for Sale:

Debt Securities:
 U.S. Treasury obligations.        1,004        2.25         9,009       25.84             -           -
 U.S. Government
    agency obligations. . .       30,982       69.46        23,238       66.66         6,964       73.36
 Mortgage backed
   securities and
 Collateralized mortgage
   obligations. . . . . . .        9,822       22.02             -           -             -           -
                             -----------  -----------  -----------  -----------  -----------  -----------
  Total available
     for sale securities. .       41,808       93.73        32,247       92.50         6,964       73.36
                             -----------  -----------  -----------  -----------  -----------  -----------

Total portfolio . . . . . .  $    44,604      100.00%  $    34,861      100.00%  $     9,493      100.00%
                             ===========  ===========  ===========  ===========  ===========  ===========

(1) The market value of the investment portfolio amounted to $44.6 million, $34.9 million and $9.5 million at December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, the market value of the principal components of the Bank's investment securities portfolio was as follows:
     U.S. Government securities, $41.8 million; mortgage-backed securities and certificates of deposit, $632,000, and FHLB, $2.2 million.

     The following table sets forth the maturities and weighted average yields of the investment securities in the Bank's portfolio at December 31, 2001.


                                         Less Than              One to              Over Five to            Over Ten
                                          One Year             Five Years              Ten years              Years
                                  -------------------  ----------------------  ----------------------    -----------------
                                     Amount    Yield      Amount       Yield     Amount       Yield      Amount     Yield
                                  ----------  -------  -------------  -------   --------     --------    -------    ------
                                                                    (Dollars in thousands)
Held to Maturity:

Debt Securities:
Certificate of deposit . . . . .  $        -        -%  $      100      1.85%     $     -         -%     $     -         -%
Mortgage-backed securities . . .           -        -            -         -            -         -          537      6.46
 FHLB stock. . . . . . . . . . .       2,159     5.50            -         -            -         -            -         -
                                  ----------  --------  ----------  ---------     -------     ------     -------     ------
 Total held to maturity
   securities. . . . . . . . . .       2,159     5.50          100      1.85            -         -          537      6.46
                                  ----------  --------  ----------  ---------     -------     ------     -------     ------

Available for Sale:

Debt Securities:
 U.S. Treasury obligations . . .       1,004     6.65            -         -            -         -            -         -
 U.S. Government agency
   obligations . . . . . . . . .      12,252     6.08       17,716      4.78        1,014      2.55            -         -
 Mortgage backed securities and
 Collateralized mortgage
   obligations . . . . . . . . .       2,698     5.42        7,015      5.44          109      4.89            -         -
                                  ----------  --------  ----------  ---------     -------     ------     -------     ------
 Total available-for-sale
   securities. . . . . . . . . .      15,954     6.00       24,731      4.97        1,123      2.78            -         -
                                  ----------  --------  ----------  ---------     -------     ------     -------     ------
Total portfolio. . . . . . . . .  $   18,113     5.94%  $   24,831      4.96%     $ 1,123      2.78%     $   537      6.46%
                                  ==========  ========  ==========  =========     =======     ======     =======     ======



DEPOSIT  ACTIVITIES  AND  OTHER  SOURCES  OF  FUNDS

     GENERAL. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings from the FHLB-Cincinnati may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. At December 31, 2001, the Bank had no other borrowing arrangements.

     DEPOSIT ACCOUNTS. Most of the Bank's depositors reside in Tennessee. The Bank's deposit products include a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market accounts, regular passbook savings, statement savings accounts and certificate of deposits. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

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

     The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at December 31, 2001.

Weighted
Average                                                                        Percentage
Interest      Original                                     Minimum              of Total
 Rate            Term                Category               Amount     Balance   Deposits
---------  ----------------  ---------------------------  ---------  --------  ---------
                                                                  (In thousands)
 0.82%                    -  NOW Accounts                 $   1,000  $ 81,599     24.53%
 0.51                     -  Savings Accounts                   100    13,938      4.19
 1.86                     -  Money Market Accounts            5,000    91,594     27.53

                             Certificates of Deposit
                             ---------------------------

 1.90         32 to 89 Days  Fixed-term, Fixed Rate           1,000       175      0.05
 2.19        90 to 181 Days  Fixed-term, Fixed Rate           1,000     1,717      0.52
 2.94       182 to 364 Days  Fixed-term, Fixed Rate           1,000    25,887      7.78
 2.37             12 Months  Fixed-term, Adjustable Rate      1,000     1,653      0.50
 1.97             18 Months  Floating Rate IRA                  250       586      0.18
 3.84       12 to 18 Months  Fixed-term, Fixed Rate           1,000    37,269     11.20
 5.39       18 to 23 Months  Fixed-term, Fixed Rate           1,000     5,288      1.59
 4.82             18 Months  Fixed Rate IRA                     250     8,660      2.60
 5.58       24 to 35 Months  Fixed-term, Fixed Rate           1,000    11,957      3.59
 5.28       36 to 47 Months  Fixed-term, Fixed Rate           1,000     1,692      0.51
 4.18       48 to 59 Months  Fixed-term, Fixed Rate           1,000       208      0.06
 5.54            60+ Months  Fixed-term, Fixed Rate           1,000     9,264      2.78
 5.77               2 Years  Fixed-term, Adjustable Rate      1,000       149      0.05
 4.55        3 to 60 Months  Fixed-term, Fixed Rate         100,000    41,052     12.34

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 2001. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity  Period                                   Amount
----------------                                 ---------
                                              (In  thousands)

Three  months  or  less                            $11,717
Over  three  through  six  months                   10,209
Over  six  through  twelve  months                  10,214
Over  twelve  months                                 8,912
                                                  --------
    Total                                          $41,052
                                                   =======

DEPOSIT  FLOW

     The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                         At  December  31,
                        ----------------------------------------------------------------------------------
                                      2001                          2000                      1999
                        -------------------------------  ------------------------------  -----------------
                                    Percent                         Percent                       Percent
                                       of     Increase                 of      Increase             of
                         Amount      Total   (Decrease)   Amount     Total    (Decrease)  Amount    Total
                        --------   --------   ---------  --------  ----------  --------  --------  -------
                                                  (Dollars  in  thousands)
Non-interest-bearing.  $ 48,302      12.68%  $  9,672   $ 38,630      11.48%  $ 3,938   $ 34,692   11.23%
NOW checking. . . . .    81,599      21.42     29,256     52,343      15.55     5,871     46,472   15.04
Passbook savings
    accounts. . . . .    13,938       3.66        690     13,248       3.94       231     13,017    4.21
Money market deposit.    91,594      24.04     21,797     69,797      20.74     6,001     63,796   20.65
Fixed-rate
   certificates which
   mature in the
   year ending:
  Within 1 year . . .   112,468      29.52    (20,727)   133,195      39.58     7,504    125,691   40.69
  After 1 year,
    but within
    2 years . . . . .    19,997       5.25       (100)    20,097       5.97     5,745     14,352    4.65
  After 2 years,
    but within
    5 years . . . . .    13,088       3.43      3,913      9,175       2.73    (1,557)    10,732    3.47
  Thereafter. . . . .         4       0.00        (45)        49       0.01      (128)       177    0.06
                       --------  ----------  ---------  --------  ----------  --------  --------  -------

     Total. . . . . .  $380,990     100.00%  $ 44,456   $336,534     100.00%  $27,605   $308,929  100.00%
                       ========  ==========  =========  ========  ==========  ========  ========  =======


     TIME DEPOSITS BY RATES. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.


                      At  December  31,
                  ----------------------------
                    2001      2000       1999
                    ----      ----       ----
                   (Dollars  in  thousands)
0.00 - 1.99%     $  2,438  $    101  $    400
2.00 - 3.99%       64,420       190       182
4.00 - 4.99%       28,765     3,062    24,087
5.00 - 5.99%       21,568    17,893    77,515
6.00 - 6.99%       19,668   107,738    48,657
7.00% and over      8,698    33,532       111
                 --------  --------  --------
Total            $145,557  $162,516  $150,952
                 ========  ========  ========

TIME DEPOSITS BY MATURITIES. The following table sets forth the amount of time deposits in the Bank categorized by maturities at December 31, 2001.


                                      Amount  Due
                 -----------------------------------------------------
                             After     After
                             One to   Two to   Three
                Less  Than   Two      Three    to Four  After
                 One Year   Years     Years    Years  4 Years   Total
                 --------  --------  -------  ------  -------  -------
                             (Dollars  in  thousands)
0.00 - 1.99%     $  2,183  $   253  $    2  $      -  $    -  $  2,438
2.00 - 3.99%       57,151    6,842     240        95      92    64,420
4.00 - 4.99%       21,075    5,705     715       226   1,044    28,765
5.00 - 5.99%       10,291    3,019   7,793       229     236    21,568
6.00 - 6.99%       14,270    3,395     954       867     182    19,668
7.00% and over      7,498      783     100       317       -     8,698
                 --------  -------  ------  --------  ------  --------
Total            $112,468  $19,997  $9,804  $  1,734  $1,554  $145,557
                 ========  =======  ======  ========  ======  ========



     DEPOSIT ACTIVITY. The following table set forth the savings activity of the Bank for the periods indicated.

                                Year Ended December 31,
                             ----------------------------
                               2001      2000      1999
                             --------  --------  --------
                                    (In thousands)
Beginning balance            $336,534  $308,929  $266,032
                             --------  --------  --------
Net deposits
  before interest credited     39,996    23,075    39,070
Interest credited               4,460     4,530     3,827
                             --------  --------  --------
Net increase
 in deposits                   44,456    27,605    42,897
                             --------  --------  --------
Ending balance               $380,990  $336,534  $308,929
                             ========  ========  ========


     BORROWINGS. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the FHLB-Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Cincinnati functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Cincinnati, the Bank is required to own capital stock in the FHLB-Cincinnati and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2001, the Bank had one advance outstanding from the FHLB-Cincinnati in the amount of $998,000 with a weighted average rate of 2.25%.

At December 31, 2001, the Company did not have any other borrowings outstanding.

     The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

                                               At or For the
                                          Year Ended December 31,
                                         --------------------------
                                          2001      2000     1999
                                         -------  -------  --------
                                           (Dollars in thousands)
Maximum amount of borrowings
  outstanding at any month end           $1,574   $1,614   $45,000

Approximate average borrowings
  outstanding                             1,144    3,414     2,005

Approximate weighted average rate paid
 on borrowings                             2.71%    5.10%     7.38%



TRUST  DEPARTMENT

     The OTS granted trust powers to the Bank on December 13, 1991. The Bank is one of the few banks in the Bank's primary market area providing a broad range of trust services. These services include acting as trustee under a living trust, a Standby Trust or Testamentary Trust; acting as personal representative; agency services, including custody accounts, agent for the trustee, and agent for the personal representative; and trustee and agent services for accounts subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In addition to providing fiduciary and investment advisory services, the Bank provides employee benefit services, such as Self-Directed Individual Retirement Accounts ("IRAs"). At December 31, 2001, trust assets under management totaled approximately $250.2 million.

                                   REGULATION

GENERAL

     The Bank is subject to extensive regulation, examination and supervision by (OTS prior to January 2002, the Tennessee Department of Financial Institutions there after,) its chartering agency, and by its primary federal regulator (the
FRB) and by the insurer of its deposits (the FDIC). The Bank must file reports with one or more of these regulatory agencies concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by these agencies to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the FRB, the Tennessee Department of Financial Institutions, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, was also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS, and as a bank holding company is required to file similar reports and comply with the rules and regulations of the FRB.


FEDERAL  REGULATION


     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. The Bank, as a member of the FHLB-Cincinnati, is required to acquire and hold shares of capital stock in the FHLB-Cincinnati in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Cincinnati. The Bank is in compliance with this requirement with an investment in FHLB-Cincinnati stock of $2.2 million at December 31, 2001. Among other benefits, the FHLB-Cincinnati provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Cincinnati.

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

     LIQUIDITY REQUIREMENTS. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations, mortgage-backed securities and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Similar requirements are imposed on the Bank as a state member bank through reserve requirements imposed on members of the Federal Reserve System. Monetary penalties may be imposed for failure to meet liquidity requirements.

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

     At December 31, 2001, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS and of the FRB.

     STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FRB determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     QUALIFIED THRIFT LENDER TEST. Prior to January 2002, the Bank, as a savings bank, was required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2001, the Bank met the test and its QTL percentage was 75.27%. The QTL test is no longer relevant to the Bank as a state member bank.

     CAPITAL REQUIREMENTS. Under FRB regulations a bank must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. In addition certain minimum capital requirements are imposed on the Company as a bank holding company. These requirements were not applicable as a savings and loan holding company.

     OTS and FRB capital regulations establish a 4% (3% for banks or savings banks which have the highest regulatory examination ratings used by bank examiners) core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets;
(ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries.

An institution that fails to meet the core capital requirement would be required to file with its primary federal regulator a capital plan that details the steps they will take to reach compliance. In addition, prompt corrective action regulation provides that banks or savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation -- Prompt Corrective Action."

     Each bank or savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a bank or savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included in risk-weighted assets.


The following table presents the Bank's regulatory capital compliance as of December 31, 2001.


                                               Percent of
                                                Adjusted            Total
                                                 Amount           Assets(1)
                                         -----------------------  ---------
                                         (Dollars in thousands)
Tangible capital. . . . . . . . . . . .  $        36,030              8.60%
Minimum required tangible capital . . .            6,283              1.50
                                         ----------------         ---------
Excess. . . . . . . . . . . . . . . . .  $        29,747              7.10%
                                         ================         =========

Core capital. . . . . . . . . . . . . .  $        36,030              8.60%
Minimum required core capital(2). . . .           12,567              3.00
                                         ----------------         ---------
Excess. . . . . . . . . . . . . . . . .  $        23,463              5.60%
                                         ================         =========

Risk-based capital(3) . . . . . . . . .  $        40,500             11.64%
Minimum risk-based capital requirement.           27,825              8.00
                                         ----------------         ---------
Excess. . . . . . . . . . . . . . . . .  $        12,675              3.64%
                                         ================         =========


(1) Based on adjusted total assets of $418.9 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $347.8 million for purposes of the risk-based capital requirement.
(2) A core capital ratio of 3% of adjusted assets for banks or thrifts that receive the highest supervisory ratings for safety and soundness and a core ratio of 4% is required for all other banks and thrifts.
(3) Percentage represents total core and supplementary capital divided by total risk-weighted assets.

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. Tennessee state law, FRB regulations and OTS regulations all impose limitations on the ability of banks and savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. Generally under all of these regulations prior regulatory application and approval is required, if the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years

HOLDING  COMPANY  REGULATIONS

     HOLDING COMPANY ACQUISITIONS. The Bank Holding Company Act (as applicable to the Company since January 2002) and the HOLA and OTS regulations issued thereunder (applicable prior to January 2002) generally prohibit a bank or savings and loan holding company, without prior regulatory approval, from acquiring more than 5% of the voting stock of any other bank or savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any bank or savings association, unless the acquisition has regulatory approval.

     HOLDING COMPANY ACTIVITIES. As a bank holding company, the Company may only engage in certain activities, and its acquisition of companies engaged in non-banking activities is subject to FRB approval under certain circumstances. These activity limitations were not applicable to the Company as a unitary savings and loan holding company.


COMPETITION

     The Bank faces intense competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area, and other financial institutions such as brokerage firms and insurance companies. As of December 31, 2001, there were 14 commercial banks operating in Rutherford and Bedford Counties, Tennessee. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

SUBSIDIARY  ACTIVITITIES

     Under OTS regulations, the Bank generally may invest up to 3% of its assets in service corporations, provided that any investment in excess of 2% of assets shall be used primarily for community, inner-city and community development projects. The Bank's investment in its wholly-owned service corporation, Cavalry Enterprises, Inc., which was approximately $92,000 at December 31, 2001, did not exceed these limits.

     Cavalry Enterprises, Inc., a Tennessee corporation, was organized on July 26, 2000 for the purpose of providing services, including securities, insurance and other financial or financially related services. Cavalry Enterprises, Inc., began activities in the fourth quarter of 2000 by offering mutual funds, stocks, bonds, annuities, life insurance, and long-term care insurance. The Bank recorded income from this investment of $28,000 for the year ended December 31, 2001. With the change in charter to a state bank, the Company expects Cavalry Enterprises, Inc. to become inactive with the activities of the subsidiary being performed by the Bank.

PERSONNEL

     As of December 31, 2001, the Bank had 154 full-time employees and 54 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

------
ITEM  2.  PROPERTIES
--------------------

     The following table sets forth certain information regarding the Bank's offices at December 31, 2001, all of which are owned. Management believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                    Approximate        Square
Location                            Year Opened        Footage     Deposits
---------------------------------  --------------  --------------  ---------
                                                                (In thousands)
Main Office:

114 W. College Street                    1974          48,632  $ 230,189
Murfreesboro, Tennessee 37130

Branch Offices:

1745 Memorial Boulevard                  1984           1,925     18,474
Murfreesboro, Tennessee 37129

1645 N.W. Broad Street                   1995           1,500      9,958
Murfreesboro, Tennessee 37129

123 Cason Lane                           1997           2,987     30,137
Murfreesboro, Tennessee 37128

604 N. Main Street                       1958           1,500     26,393
Shelbyville, Tennessee 37160

269 S. Lowry Street                      1972           3,898     31,913
Smyrna, Tennessee 37167

1300 Hazelwood Drive                     1997           1,100      1,400
Smyrna, Tennessee 37167

2604 South Church Street                 1998           2,470      8,562
Murfreesboro, TN 37129

2035 SE Broad Street                     1997           2,038     23,964
Murfreesboro, TN 37130

Financial Services Building:

214 W. College                           2000          60,000       NA
Murfreesboro, Tennessee 37130



     The Bank owns two commercial building lots, both of which are for future branch office development. One building site is located on Sam Ridley Parkway in Smyrna, Tennessee and the second is located on the Lascassas Highway in Murfreesboro, Tennessee. The lot located at 2014 Lascassas Pike is the location of a free-standing automated teller machine.

     The Bank uses the services of an outside service bureau for its significant data processing applications. At December 31, 2001, the Bank had 13 proprietary automated teller machines. At December 31, 2001, the net book value of the Bank's office properties and the Bank's fixtures, furniture and equipment was $15.6 million.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

     Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company. See note 19 of Notes to the Consolidated Financial Statements contained in the Annual Report.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.


     PART  II

ITEM  5.     MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------     -------------------------------------------------------------------
             MATTERS
             -------

     The information contained under the section captioned "Common Stock Information" is included in the Company's Annual Report and is incorporated herein by reference.

ITEM  6.     SELECTED  FINANCIAL  DATA
--------     -------------------------

     The information contained under the section captioned "Selected Consolidated Financial Information" is included in the Company's Annual Report and is incorporated herein by reference.

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------     -------------------------------------------------------------------
             RESULTS  OF  OPERATIONS
             -----------------------

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
--------     -----------------------------------------------

     The information contained under the section captioned "Consolidated Financial Statements" is included in the Company's Annual Report and is incorporated herein by reference.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------     -------------------------------------------------------------------
             FINANCIAL  DISCLOSURE
             ---------------------

     Not  applicable.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
-------------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank.


                 EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

              Age  at                      Position
              December  -----------------------------------------------------
Name         31,  2000     Company                  Bank
------       --------- ------------------------   ---------------------------


Ed C.             59   Chairman of the Board      Chairman of the Board
Loughry, Jr.           and Chief Executive        and Chief Executive
                       Officer                    Officer

Gary Brown        59   Vice Chairman of the       Vice Chairman of the
                       Board                      Board

Ronald F. Knight  51   President and Chief        President and Chief
                       Operating  Officer         Operating Officer


William S. Jones  42   Executive Vice President   Executive Vice President
                       and Chief Administrative   and Chief Administrative
                       Officer                    Officer

Hillard C. "Bud"  53   Senior Vice President and  Senior Vice President and
  Gardner              Chief Financial Officer    Chief Financial Officer

David  W. Hopper  58   --                         Senior Vice President
                                                  and Trust Officer

Ira B. Lewis, Jr. 55   Senior Vice President      Senior Vice President/CRA
                       and Secretary              Compliance Officer and
                                                  Secretary

R. Dale Floyd     51   --                         Senior Vice President

M. Glenn Layne    47   --                         Senior Vice President

Joy B. Jobe       57   --                         Senior  Vice  President



BIOGRAPHICAL  INFORMATION

     Set forth below is certain information regarding the executive officers of the Company and the Bank. Unless otherwise stated, each executive officer has held his current occupation for the last five years. There are no family relationships among or between the executive officers.

     Ed C. Loughry, Jr. joined the Bank in 1968 and currently serves as Chairman of the Board and Chief Executive Officer. Mr. Loughry has served on the Boards of Directors of the Rutherford County Chamber of Commerce, United Way, Heart Fund, Federal Home Loan Bank of Cincinnati, and the Tennessee Bankers Association where he is currently serving as Chairman-Elect. He currently serves on the HealthSpring Board and the ABA BankPac Board, and the Christy-Houston Foundation. He was selected Business Person of the Year in 1993 and Business Legend in 2000 by the Chamber of Commerce.

     Gary Brown is the owner and manager of Roscoe Brown, Inc., a heating and air conditioning company, Murfreesboro, Tennessee. Mr. Brown is a member of the Murfreesboro Water Sewer Department Board, the Electrical Examining Board, and Middle Tennessee State University Foundation Board.

     Ronald F. Knight joined the Bank in 1972 and currently serves as President and Chief Operating Officer of the Bank and the Company. Mr. Knight currently serves on the Board of Directors of the Tennessee Housing Development Agency, the Rutherford County Economic Development Council, is the past Chairman of the Board of the Rutherford County Chamber of Commerce and a past member of the Board of Directors of the Tennessee Bankers Association. Mr. Knight actively supports various charitable organizations and is the Co-Founder of a local charity "Christmas For The Children" which benefits children with special needs.

     William S. Jones joined the Bank in 1992 and currently serves as Executive Vice President and Chief Administrative Officer. Mr. Jones has held the position of Vice President/Senior Vice President and Trust Officer of the Bank. Mr. Jones currently serves as President of the Board of Trustees of the Middle Tennessee State University Foundation, is a Director of the Rutherford County, Tennessee, Chamber of Commerce and is a member of the Middle Tennessee Medical Center Foundation.

     Hillard C. "Bud" Gardner joined the Bank in 1981 and has been Senior Vice President and Chief Financial Officer since 1982. Mr. Gardner is a member of the Tennessee Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the Optimist International.

     David W. Hopper joined the Bank in 1992 and has been Senior Vice President and Trust Officer since that time. Mr. Hopper is a graduate of the ABA's National Graduate Trust School and has served as Chairman of the Tennessee Bankers Association Trust Division. Mr. Hopper has over thirty years experience in the trust and investment management industry and has successfully started trust departments at two banks. Mr. Hopper is a member of the Murfreesboro Rotary Club, a Director of the Linebaugh Library Foundation, and Chairman of the Murfreesboro School Board.

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

     M. Glenn Layne joined the Bank in August 1994 with over 17 years of banking experience and is currently Senior Vice President and Manager of Commercial and Consumer Lending. Before joining the Bank Mr. Layne served as Vice President and Manager of a Commercial Lending Group with SunTrust Bank. Mr. Layne serves as Finance Committee Chairman and is a Deacon in the Belle Aire Baptist Church.

     Joy B. Jobe joined the Bank in May 1995 with over 24 years of banking experience and serves as Senior Vice President of Retail Banking and Business Development. Before joining the Bank Ms. Jobe was a Commercial Loan Officer, Relationship Manager and Assistant Vice President with SunTrust Bank. Ms. Jobe is a member of the Board of Directors of the American Red Cross. Ms. Jobe also a graduate of Leadership Rutherford.

     Ira B. Lewis, Jr. joined the Bank in 1993 as a Vice President Internal Audit and Compliance. Mr. Lewis became Secretary in January 1996 and Senior
Vice President in January 2000. Before joining the Bank, Mr. Lewis was an Examiner and Field Manager of the Office of Thrift Supervision's Nashville Area Office.

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



     (b)     Reports  on  Form  8-K

     On November 7, 2001 Cavalry Bancorp, Inc. filed an 8-K to announce that it was terminating the Company's Management Recognition Plan (the Plan) and would record a non-recurring, non-cash charge of approximately $1.8 million (after-tax) during the fourth quarter ending December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALRY  BANCORP,  INC.

Date:  March  25,  2002                         By:     /s/Ed  C.  Loughry,  Jr.
                                                        ------------------------
                                                       Ed  C.  Loughry,  Jr.
                                                       Chairman of the Board and
                                                       Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURES                     TITLE                                 DATE
-----------------------------  ------------------------------------  --------------


/s/Ed C. Loughry, Jr.          Chief Executive Officer, Chairman of  March 25, 2002
-----------------------------  the Board
Ed C. Loughry, Jr.
(Principal Executive Officer)

/s/Hillard C. "Bud" Gardner    Senior Vice President and Chief       March 21, 2002
-----------------------------
Hillard C. "Bud" Gardner       Financial Officer
(Principal Financial and
Accounting Officer)


/s/Gary Brown                  Vice Chairman of the Board            March 25, 2002
-----------------------------
Gary Brown


/s/Ronald F. Knight            Director, President                   March 22, 2002
-----------------------------  and Chief Operating Officer
Ronald F. Knight


/s/William K. Coleman          Director                              March 25, 2002
-----------------------------
William K. Coleman


/s/Tim J. Durham               Director                              March 22, 2002
-----------------------------
Tim J. Durham


------------------------------  Director
Ed Elam


/s/James C. Cope               Director                              March 25, 2002
-----------------------------
James C. Cope


/s/Terry G. Haynes             Director                              March 22, 2002
-----------------------------
Terry G. Haynes


/s/William H. Huddleston, IV   Director                              March 22, 2002
-----------------------------
William H. Huddleston, IV


                                   EXHIBIT 13

                          ANNUAL REPORT TO STOCKHOLDERS

                          [Cavalry Bancorp, Inc. logo]



                       2001 Annual Report to Shareholders


[Photos  of  local  interests]

                                Corporate Profile

Cavalry Bancorp, Inc. (the "Company"), a Tennessee corporation, is the holding company for Cavalry Banking (the "Bank"), a federally chartered savings bank.
In January 2002, the Bank converted from a federally chartered savings bank to a state chartered commercial bank. As a result of this conversion, the primary regulator for the Company and the Bank is the Board of Governors of the Federal Reserve System. The Bank is also under the supervision of the Tennessee Department of Financial Institutions. The Bank and its subsidiaries provide a full range of financial products and services to individuals and businesses primarily within Rutherford and Bedford counties in Middle Tennessee from the following locations:

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

2604 South Church Street
Murfreesboro, TN 37128
848-1966

604 North Main Street
Shelbyville, TN 37160
684-6166

269 South Lowry Street
Smyrna, TN 37167
459-2535

1300 Hazelwood Drive
Smyrna, TN 37167
459-6828

                                Table of Contents
                            1     Highlights
                          2-6     Letters to Shareholders
                            7     Board of Directors and Community Board
                            8     Officers
                         9-10     Selected Financial Data
                        11-21     Management's Discussion and Analysis of
                                  Financial Condition and Results of Operations
                           22     Independent Auditors' Report
                        23-28     Consolidated Financial Statements
                        29-48     Notes to Consolidated Financial Statements
            Inside Back Cover     Corporate Information

                              2001 Accomplishments


- Total deposits grew by 13% to $381 million at December 31, 2001, despite the economically challenging conditions that existed for most of the year.

-    Other  operating  income  increased  39% to a record $5.8 million in 2001.

-    Asset  Management and Trust services continued to outperform expectations.

- Technology continued to be utilized to improve service and increase efficiency.

- Phase 1 of the Lascassas Pike office, which provides more convenient services to meet the needs of customers was completed.


                                 2001 Highlights

Total  Assets             [graph]
($  in  millions)

1997  -  282
1998  -  365
1999  -  395
2000  -  384
2001  -  433

Loans  Receivable,  net   [graph]
($  in  millions)

1997  -  213
1998  -  238
1999  -  272
2000  -  279
2001  -  280

Deposits                  [graph]
($  in  millions)

1997  -  248
1998  -  266
1999  -  309
2000  -  337
2001  -  381

[Photo  of  Ed  C.  Loughry,  Jr.]

I am pleased to report that Cavalry Bancorp, Inc. achieved another year of progress in 2001. Many of the same factors that have contributed to our growth in recent years were again in place this past year: Our local markets have some of the most desirable economic characteristics of any market in the state of Tennessee; we stayed clearly focused on serving our customers by offering them the right financial product to meet their specific needs; and our experienced employees continue to exhibit the dedication that helped make the year ended December 31, 2001, another successful one.

For fiscal year 2001, total assets increased to $433.0 million, an increase of $48.6 million from 2000. At December 31, 2001, total deposits grew to $381.0 million. This represents a growth in deposits of 13% during 2001 and is particularly significant during these economically challenging times when many community-oriented financial institutions have experienced difficulties in increasing their deposits.

Cavalry Banking continued to experience loan growth in 2001. Total loans receivable, net at December 31, 2001, increased to $280.2 million compared with $279.5 million a year ago. Loan originations were up 38% and reflect the increase in re-financings due to lower interest rates this past year. Our strategy remains to focus on achieving steady loan growth while following standards that help insure soundness and quality in our loan portfolio.

We firmly believe that asset quality is a key to our company's continued long-term success. Our non-performing loans at December 31, 2001, remained very manageable at only 0.14% of total loans outstanding. We are pleased with the overall quality of our loan portfolio and believe we are well positioned for the future.

Net income for 2001 was $2.0 million, or $0.31 per share, compared with net income of $4.1 million, or $0.64 per share, earned in 2000 and primarily reflects the non-recurring, non-cash charge of $1.8 million (after-tax) taken in the fourth quarter related to the termination of the Company's Management

Deposit  Accounts             [graph]
(in  thousands)

1997  -  23.1
1998  -  24.8
1999  -  27.9
2000  -  29.4
2001  -  30.6

Recognition Plan. (See footnote 13 for more information about the one-time charge.) The dramatic decline in interest rates during the year also adversely affected our net interest income, which declined from $16.1 million to $14.8 million. Non interest income for 2001 increased to $8.3 million from $5.7 million a year ago.

It is the Board's stated intention to have shareholders directly participate in the long-term success of the Company; therefore, the Board elected to pay quarterly cash dividends to provide shareholders with a current cash return. Dividend payments totaling $0.20 per share were paid to shareholders in 2001.

Like all Americans, we shared a profound sense of sorrow in the events of last September 11th. However, we remain determined to live our lives and build our company in a manner undeterred by the horrors of that day, as we are convinced that our day-by-day efforts will be the ultimate expression of victory of good over evil. I want to thank our customers for their relationships with Cavalry. In times of challenge, it is comforting to know the people with whom you deal on a daily basis.

As we look to the future, we see plenty of reason for optimism and opportunity for growth. Our local markets are strong and diverse. Our approach of being a community-oriented, total relationship-focused financial institution appears to be the right strategy for our company.

We enter 2002 as a state chartered commercial bank now under the supervision of the Tennessee Department of Financial Institutions and as a member of the Federal Reserve of Atlanta. This change should better position the Bank to execute soundly our plan to grow in a controlled and financially responsible manner. The Board of Directors and your management team remain committed to achieving growth and increasing returns to shareholders in the years ahead.

Sincerely,


/s/  Ed  C.  Loughry,  Jr.

Ed  C.  Loughry,  Jr.
Chairman  and  Chief  Executive  Officer

[Photo  of  Ronald  F.  Knight]

I would like to share with you a few significant accomplishments Cavalry Banking completed in 2001 and some of the plans for the future. In July, we announced plans to purchase Miller & Loughry Insurance and Services, Inc., which was founded in 1949 and is one of Murfreesboro's oldest and largest independent insurance agencies in Rutherford County.

In addition to offering a full array of insurance products and services, the firm also specializes in providing Human Resource services to small and medium size businesses including recruitment, training programs, assistance in government compliance, consulting and much more. The acquisition of Miller & Loughry provides us with a strategic opportunity to expand and diversify our financial products and services to our customers in Rutherford and surrounding counties.

Also, during the year, Cavalry Banking announced plans to expand its mortgage lending. We have hired experienced real estate professionals in Nashville operating under the name Mid Tenn Mortgage. Mid Tenn Mortgage which is a division of Cavalry Banking, offers a range of mortgage lending products, from residential mortgage loans including conventional as well as FHA and VA, and will also provide commercial real estate loans, construction and permanent financing, and investor loans. We are excited about our new division in Nashville, as it should allow us to expand our markets and provide mortgage-lending products to other areas in Middle Tennessee.

In addition to acquisitions and expansions, we have not forgotten what has made our Bank a success. We continued to grow our core business as well. Deposit accounts have grown at rates that exceed the majority of our peers and our lending activity far surpasses the levels of the previous year. Even during a year of turbulent economic times, our Asset Management and Trust department continues to out perform our expectations and more and more of our friends and neighbors are turning to our Cavalry Investment Services division for a variety of investment choices, which is now operating profitably in only a short time since it was created. We also added new services in 2001, such as Free Checking in February. The service has proved to be well received by customers. We are humbled by the confidence that our customers continue to place in us and strive daily to exceed their expectations.

Cavalry Banking continued its commitment to the local communities it serves by being a leader in helping many charities and civic organizations during the past year. This is something about which we all feel very strongly. We co-sponsor a series of events that benefit area children featured under the umbrella benefit, "Christmas For The Children." In it's eleventh year, the events raised over $45,000 this past year. Fifty percent of this amount was contributed to the Indigent Children's Fund of the Murfreesboro City and Rutherford County School systems, and the remainder was used to purchase Christmas presents for children with special needs.

The employees of Cavalry Banking and our divisions are deeply committed to the communities that have allowed us to be successful. We are very involved in community and civic activities that benefit organizations such as Middle Tennessee State University, The Chamber of Commerce, Main Street, Leadership Rutherford, Rutherford County Homebuilders Association, The American Heart Association, The American Cancer Society, United Way, The Boys and Girls Club, Habitat For Humanity, and many more.

On behalf of the Board of Directors and management team of Cavalry Banking, I extend our appreciation to our employees for their efforts and achievements. They truly are the greatest assets of our bank. I believe the year ahead has an even greater potential for success than was achieved in 2001.

Sincerely,

/s/  Ronald  F.  Knight

Ronald  F.  Knight
President

[Photos  of  local  interests]

[Photo  of  William  S.  Jones]

Many of our shareholders and customers watched the construction of our new building located in downtown Murfreesboro, across the street from our main office. The new building, which was officially opened in September 2000, improved our overall productivity and efficiency by allowing us to consolidate certain departments into one location. During 2001 we continued to improve our efficiency by utilizing the new space for an expanded information technology department. As we begin 2002, we have named the building "The Cavalry Banking Financial Center". Very soon we will locate our new insurance division, Miller & Loughry Insurance and Services, in the southern half of the first floor, our investment division, Cavalry Investment Services, in the northeast quadrant of the first floor, and our Asset Management and Trust Department in the northwest quadrant of the first floor. This will consolidate three very important financial services into one location for the convenience of our customers.

We continued to utilize technology to improve service and increase efficiency in 2001. Throughout the year improvements and enhancements were made to better serve our customers in a more efficient manner. On December 17, 2001 a new and improved website was launched. The new site, www.cavb.com, was designed with the customer in mind for ease of use and expanded options and services. The number of Internet Banking customers continues to grow as more and more of our customers turn to their computers for convenient financial services. The world of banking technology is rapidly developing and we are currently preparing for the future by planning a system conversion in June 2002. The new system will provide the latest technology in commercial bank products and services and provide the foundation for future growth and enhancements.

While we expand and enhance our technology capabilities we also continue to expand our branch network as well. We are pleased to have completed Phase I of our Lascassas Pike Facility. Located at the corner of Rutherford Boulevard and Lascassas Pike, the extension of our services will be more convenient with the installation of a new state-of-the-art ATM to serve the banking needs of our customers 24 hours a day, seven days a week. Future plans at this site include the construction of a full service office facility. Currently, plans are being finalized for the construction of our largest branch facility on an out parcel at the entrance of the Kroger Center on Sam Ridley Parkway in Smyrna, Tennessee. This facility will accommodate all of our traditional bank services as well as mortgage, commercial, and consumer lending, and investment sales and brokerage.

As always, we continue to strive to improve existing operations and offer the types of products and services our customers want. We appreciate the past support of our customers and will endeavor to work even harder to merit their continued support.

Sincerely,

/s/  William  S.  Jones

William  S.  Jones
Executive  Vice  President

                               Board of Directors

Ed C. Loughry, Jr.                 Kent Coleman                      Ed Elam
Chairman and                       Attorney                          Rutherford County Clerk
Chief Executive Officer            Rucker, Rucker & Coleman
Cavalry Banking

Ronald F. Knight                   James C. Cope                     Terry G. Haynes
President                          Attorney                          Chief Executive Officer
Cavalry Banking                    Murfree, Cope, Hudson & Scarlett  Haynes Bros. Lumber Co.

Gary Brown                         Tim Durham                        W. H. Huddleston, IV
Vice-Chairman of the Board         Owner                             President
President                          Durham Realty & Auction, Inc.     Huddleston-Steele Engineering, Inc.
Roscoe Brown, Inc.

                                  Community Board

Gloria Bonner, Ed.D.               Ken Halliburton                   Tina Patel
Middle Tennessee                   Miller & Loughry Insurance        Merck & Co.
State University                   and Services, Inc.
                                                                     Rick Sain
Robbie Cleveland, M.D.             Ben Jamison, D.D.S.               Reeves-Sain Drug Store, Inc.
Murfreesboro Medical Clinic        Private Dental Practice
                                                                     Dow Smith
Melanie Davenport                  Miles Lane, D.V.M.                Dow Smith Contracting
Cellular Concepts, Inc.            Brogli Lane Weaver                Company, Inc.
                                   Animal Hospital
Chuck Farrer                                                         Greg Waldron
Farrer Construction Company        Bud Mitchell                      Waldron Enterprises, LLC
                                   Bud's Tire
John Goodman                                                         Phyllis Washington, Ph.D.
Bob Parks Realty                   Sandra Parks                      Rutherford County
                                   Mitchell-Neilson Primary School   Board of Education

                                 Cavalry Banking

                               Corporate Officers

Ed C. Loughry, Jr.                Joe W. Townsend                Joe G. Sadler
Chairman &                        Vice President                 Assistant Vice President
Chief Executive Officer
                                  Libby L. Green                 David K. Bailiff
Ronald F. (Ronnie) Knight         Vice President                 Assistant Vice President
President &
Chief Operating Officer           Christopher L. Kelly           E. Cannon Loughry, III
                                  Vice President & Trust Officer Assistant Vice President
William S. (Bill) Jones
Executive Vice President &        James O. (Jamie) Sweeney, III  Donna K. Davis
Chief Administrative Officer      Vice President                 Assistant Vice President

Hillard C. (Bud) Gardner          Gary E. Green                  Jane H. Lester
Senior Vice President &           CPA, Vice President            Assistant Vice President
Chief Financial Officer
                                  Suzanne S. McClaran            P. David Edwards
R. Dale Floyd                     Assistant Vice President       Assistant Vice President
Senior Vice President
                                  Peggy A. Hollandsworth         JoAnn Fann
David W. Hopper                   Assistant Vice President       Assistant Vice President
Senior Vice President &
Trust Officer                     Roger D. White                 Charles Simmons
                                  Assistant Vice President       Assistant Vice President
M. Glenn Layne
Senior Vice President             Linda F. Eakes                 Wendy Tompkins
                                  Assistant Vice President       Assistant Vice President
Joy B. Jobe
Senior Vice President             James V. (Jim) Gregory         Elizabeth Bazzell
                                  Assistant Vice President       Assistant Vice President
Ira B. Lewis, Jr.
Senior Vice President             Mary W. Schneider              Vallie M. Reed
                                  Assistant Vice President       Assistant Vice President

                                  Rhonda P. Smith
                                  Assistant Vice President


                                      Banking Officers

Peggy F. Gilbert                  Jane K. Lewellen               Debbie Morgan

Carrolyn A. Gilley                Linda Bucy                     James (Jim) Vinson

Lisa R. Knight                    Travis Stalsworth              Lyndell Parks


                     Cavalry Bancorp, Inc. and Subsidiaries
                             Selected Financial Data
                             (Dollars in thousands)

     The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the periods indicated.

                                              At December 31,
                            -------------------------------------------------
                               2001      2000      1999      1998      1997
-----------------------------------------------------------------------------

                                        (Dollars in thousands)
Financial Condition Data:
Total asset                  $432,874  $384,285  $395,419  $364,892  $282,129
Loans receivable, net         280,239   279,478   272,211   237,547   212,979
Loans held-for-sale            10,423     4,183     4,485    10,923     4,855
Investment securities
 held-to-maturity                 100         -         -         -     1,700
Investment securities
 available-for-sale            41,808    32,247     6,964    46,505    10,077
Mortgage-backed securities
 held-to-maturity                 537       594       651       959     1,301
Cash, federal funds sold
 and overnight
 interest-bearing deposits     69,281    45,025    94,422    53,188    37,658
Deposit accounts              380,990   336,534   308,929   266,032   248,267
Borrowings                        998     1,578    45,000         -         -
Total equity                   48,806    43,971    38,765    95,181    30,447


                                 For the Year Ended December 31,
                             -------------------------------------------
                             2001     2000     1999     1998     1997
------------------------------------------------------------------------
                                    (Dollars in thousands)
Operating Data:
Interest income             $28,108  $29,436  $28,008  $26,596  $21,939
Interest expense             12,649   13,070   10,130    9,594    9,289
                            -------  -------  -------  -------  -------

Net interest income          15,459   16,366   17,878   17,002   12,650
Provision for loan losses       661      306      991      452      700
                            -------  -------  -------  -------  -------

Net interest income after
 provision for loan losses   14,798   16,060   16,887   16,550   11,950
                            -------  -------  -------  -------  -------

Gains from sale of loans      2,537    1,548    2,245    2,266    1,126
Other income                  5,763    4,147    3,403    2,960    2,535
Other expenses               18,664   14,700   16,385   12,481   10,498
                            -------  -------  -------  -------  -------

Income before income taxes    4,434    7,055    6,150    9,295    5,113
Provision for income taxes    2,435    3,003    2,681    3,598    1,911
                            -------  -------  -------  -------  -------

Net income                  $ 1,999  $ 4,052  $ 3,469  $ 5,697  $ 3,202
                            =======  =======  =======  =======  =======

                                          At December 31,
                            -------------------------------------------
                              2001     2000     1999     1998     1997
                            -------  -------  -------  -------  -------
Other Data:
Number of:
   Real estate loans          3,888    5,377    5,128    5,126    4,833
   Deposit accounts          30,622   29,429   27,878   24,828   23,054
   Full-service offices           9        9        9       10        9

                       Cavalry Bancorp, Inc. and Subsidiaries
                         Selected Financial Data (Continued)

Key Financial Ratios:
                                                    For the Year Ended December 31,
                                           ------------------------------------------------
                                           2001       2000       1999       1998       1997
                                           ----       ----       ----       ----       ----
Performance Ratios:
  Return on average assets (1)             0.50%      1.11%      0.92%      1.66%      1.22%
  Return on average equity (2)             4.33       9.90       4.05       6.63      11.09
  Interest rate spread (4)                 3.65       4.22       3.92       4.01       4.55
  Net interest margin (5)                  4.24       4.89       5.10       5.29       5.21
  Average interest-earning
   assets to average
   interest-bearing liabilities          117.19     117.19     140.48     142.81     117.16
  Non-interest expense as a
   percent of average
   total assets                            4.67       4.02       4.35       3.63       4.01
  Efficiency ratio (6)                    78.56      66.63      69.65      56.15      64.36
  Dividend payout ratio (7)               64.52      31.25      38.46      18.07        N/A

Asset Quality Ratios:
  Non-accrual and 90 days or
   more past due loans
   as a percent of total loans, net        0.14       0.04       0.12       0.07       0.11
  Non-performing assets as a percent
   of total assets                         0.13       0.05       0.13       0.03       0.09
  Allowance for loan losses as a
   percent of total
   loans receivable                        1.38       1.34       1.24       1.06       1.11
  Allowance for loan losses as a
   percent of
   non-performing loans                1,134.52   3,443.09   1,242.04   3,019.63   1,130.65
  Net charge-offs to average
   outstanding loans                       0.15       0.07       0.03       0.01       0.01

Capital Ratios: (8)
Total equity-to -assets ratio             11.27      11.44       9.80      26.08      10.79
Average equity to average assets(3)       11.56      11.19      22.75      25.01      11.04



(1)     Net earnings divided by average total assets.
(2)     Net earnings divided by average equity.
(3)     Average total equity divided by average total assets.
(4)     Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)     Net interest income as a percentage of average interest-earning assets.
(6)     Other expenses divided by the sum of net interest income and other income.
(7)     Dividends per share divided by net income per share.
(8)     All information in this table for 1997 reflects the Company's predecessor,
        Cavalry Banking, a federal mutual savings bank which converted to a federal stock savings bank on March 16, 1998. During 1999, the Company repurchased
        358,066 shares of its outstanding common stock for $8.9 million, and on
        December 23, 1999, the Company paid a special dividend to shareholders of
        $7.50 per share ($53.3 million in the aggregate).

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

The Company's Business and Strategy
     Cavalry Bancorp, Inc. (the "Company"), a Tennessee corporation, is the holding company for Cavalry Banking (the "Bank"), a federal savings bank with
its main office located in Murfreesboro, Tennessee.   As of the first of January
2002 the Bank converted to a state chartered commercial bank and was accepted as a member of the Federal Reserve System. The Company charter became a bank holding company as a result of the conversion. The Company's primary federal regulator is the Board of Governors of the Federal Reserve System. The Bank's regulators became the State of Tennessee Department of Financial Institutions and the Board of Governors of the Federal Reserve System.
     The Bank is a community-oriented financial institution whose primary business is attracting deposits from the general public and using those funds to originate a variety of loans to individuals residing within its primary market area, and to businesses owned and operated by such individuals. The Bank originates one-to-four family mortgage loans, construction loans, commercial real estate loans, consumer loans, commercial business loans, and land acquisition and development loans. In addition, the Bank invests in U.S. Government and federal agency obligations. The Bank continues to fund its assets primarily with retail deposits, although FHLB-Cincinnati advances can be used as an additional source of funds. The Bank offers investment management and trust services, brokerage services through a dual employee contractual relationship with a third party brokerage firm. In the last half of 2001 the Bank added a new division, Mid Tenn Mortgage, which is a mortgage banking operation in the Nashville, Tennessee market. This division will allow the Bank to increase volumes and expand into new markets. In January of 2002, the Bank completed the purchase of all issued and outstanding capital stock of Miller & Loughry Insurance and Services, Inc., a local independent insurance agency. The addition of this agency as a subsidiary of the Bank will allow the Bank to offer a full range of financial services and products to its customers.
     The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and other borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The level of other income and expenses also affects the Bank's profitability. Other income, net, includes income associated with the origination and sale of mortgage loans, loan servicing fees, deposit-related fees and trust fees. Other expenses include compensation and benefits, occupancy and equipment expenses, deposit premiums, data servicing expenses and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.
     Management of the Company views its operation as three distinct operating segments. These three segments are banking, mortgage banking and trust services. The banking segment's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and other borrowings. The banking segment also depends on deposit fees and other fee income. The mortgage banking segment originates loans for sale in the secondary market and services residential mortgage loans for third party investors. These loans are sold either with or without the rights to service these loans. The mortgage banking segment relies on the net gains on the sale of these loans for its profitability. Other fees related to secondary marketing activities also include any pricing concessions that may be offered, as well as mortgage servicing rights. Servicing rights permit the collection of fees for gathering and processing monthly payments for the owner of the mortgage loans. The trust segment relies on the fees collected for services related to a line of investment and trust products. These products include a line of investment management accounts, personal trusts, employee benefits, custodial and corporate trust services.

Comparison of Financial Condition at December 31, 2001 and December 31, 2000
     Consolidated total assets increased from $384.3 million at December 31, 2000, to $432.9 million at December 31, 2001, an increase of $48.6 million or 12.65%. This increase in assets was primarily funded by increases in deposits.
     Loans receivable net, increased to $280.2 million at December 31, 2001, from $279.5 million at December 31, 2000, a 0.25%

                     Cavalry Bancorp, Inc. and Subsidiaries
            Management's Discussion & Analysis of Financial Condition
                      and Results of Operations (Continued)

increase. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Bank's primary market areas. In addition, the Bank continued to originate consumer and commercial loans with shorter maturities for asset and liability management purposes.
     Loans held-for-sale increased from $4.2 million at December 31, 2000, to $10.4 million at December 31, 2001. The increase resulted primarily from increased lending activity and timing differences in the funding of loan sales.
     Cash and cash equivalents increased $24.3 million or 54.0% from $45.0 million at December 31, 2000, to $69.3 million at December 31, 2001. The increase was a result of increases in deposits outstanding.
     Investment securities available-for-sale increased from $32.2 million at December 31, 2000, to $41.8 million at December 31, 2001. This increase was a result of increases in deposits outstanding.
     Office properties and equipment, net, were $15.3 million at December 31, 2000, compared to $15.6 million at December 31, 2001.
     Deposit accounts totaled $381.0 million and $336.5 million at December 31, 2001, and December 31, 2000, respectively. The increase was a result of a continuing effort to aggressively solicit and promote deposit growth.
     Total borrowings decreased from $1.6 million at December 31, 2000, to $998,000 at December 31, 2001. The decrease was a result of the retirement of one advance at its maturity and the scheduled monthly principal reductions on the remaining advance. The current borrowing is an advance from the Federal Home Loan Bank of Cincinnati.
     Total stockholders' equity was $48.8 million at December 31, 2001, and $44.0 million at December 31, 2000. This increase was the result of earnings of $2.0 million, the allocation of shares under the Bank's Employee Stock Ownership Plan ("ESOP") and the Management Recognition Plan ("MRP") that totaled $4.3 million, and increases in the valuation allowance for available-for-sale securities of $51,000. These increases were offset by dividends of $1.3 million for the year ended December 31, 2001 and the repurchase and retirement of $271,000 of the Company's common stock.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000
     Net Income. Net income was $2.0 million or $0.31 per diluted share for the year ended December 31, 2001, compared to $4.1 million or $0.64 per diluted share for the year ended December 31, 2000, a decrease of 51.22%. This decrease was primarily the result of the increased compensation expense associated with the acceleration of the vesting of restricted stock grants, as well as decreases in interest income, a larger provision for loan losses, and higher operating expenses. These factors were partially offset by decreased interest expense and higher non-interest income.
     Net Interest Income. Net interest income decreased 5.49% from $16.4 million for the year ended December 31, 2000, to $15.5 million for the same period in 2001. Total interest income decreased 4.42% from $29.4 million for fiscal 2000 to $28.1 million for fiscal 2001 as interest rates declined dramatically during the year. This decrease was a result of a decrease in average yield on earning assets from 8.80% for fiscal 2000 to 7.71% for fiscal 2001. This decrease in yield was partially offset by an increase in average earning assets from $334.4 million for fiscal 2000 to $364.8 million for fiscal 2001 as a result of funds received from increased deposit balances. Average loans receivable increased from $280.1 million for fiscal 2000 to $283.2 million for fiscal 2001. This increase in volume was accompanied by a decrease in average yield from 9.26% for fiscal 2000 to 8.53% for fiscal 2001. Average investment securities increased from $23.3 million for fiscal 2000 to $46.4 million for fiscal 2001. This increase in volume was offset by a decrease in average yield from 6.44% for fiscal 2000 to 5.53% for fiscal 2001. Federal funds sold and other interest bearing deposits increased from $28.4 million for fiscal 2000 to $32.6 million for fiscal 2001. The average yield decreased from 6.34% for fiscal 2000 to 3.74% for fiscal 2001. Interest expense decreased 3.82% from $13.1 million for fiscal 2000 to $12.6 million for fiscal 2001. This decrease was a result of declining interest rates. Average deposits and borrowings increased from $285.3 million for fiscal 2000 to $311.3 million for fiscal 2001. The average cost of funds decreased from 4.58% for fiscal 2000 to 4.06% for fiscal 2001. The decrease was primarily a result of lower costs for NOW accounts and money market accounts. The cost of certificates of deposit also decreased from 5.86% for fiscal 2000 to 5.66% for fiscal 2001. The interest rate spread decreased from 4.22% for fiscal 2000 to 3.65% for fiscal 2001. The decrease in yields and cost were attributable to declining rates for fiscal 2001 as compared to fiscal 2000.
     Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on concentrations, trends in historical loss experience, specific impaired loans and economic conditions. In determining the adequacy of the allowance for loan losses, management periodically reviews the loan portfolio and considers such factors as delinquency status, past performance problems, historical loss experience, adverse situations that may affect the ability of the borrowers to repay, known and inherent risks in the portfolio, assessments of economic conditions, regulatory policies, and the estimated value of underlying collateral. The Bank's credit management systems have resulted in low loss experience, however there can be no assurances that such experience will continue. The allowance for loan losses is based principally on the risks associated with the type of loans in the portfolio with greater emphasis placed on higher risk assets. This requires a heavier weight being assigned to internally identified problem assets, repossessed assets, and non-performing assets that otherwise exhibit, in management's judgment, potential credit weaknesses. The required level of allowance is then calculated based upon the outstanding balances in each loan category and the risk weight assigned to each category.
     The provision for loan losses was $661,000, charge-offs were $540,000 and recoveries were $114,000 for the year ended December 31, 2001, compared with a provision of $306,000, charge-offs of $236,000 and recoveries of $29,000 for the year ended December 31, 2000. The allowance for loan losses increased from $4.2 million at December 31, 2000, to $4.5 million at December 31, 2001. The allowance for loan losses as a percentage of loans outstanding increased from 1.34% at December 31, 2000, to 1.38% at December 31, 2001. Non-accrual loans increased from $123,000 at December 31, 2000, to $394,000 at December 31, 2001. Total non-performing assets increased from $209,000 at December 31, 2000, to $578,000 at December 31, 2001.
     During the year ended December 31, 2001, commercial real estate and commercial loans continued to increase as well as the

                     Cavalry Bancorp, Inc. and Subsidiaries
            Management's Discussion & Analysis of Financial Condition
                      and Results of Operations (Continued)

percentages of these loans to the total portfolio. Although these types of loans are normally of shorter maturity, management feels that there is greater risk inherent in these loans than the typical 1-to-4 family mortgage loans. Therefore management assigns these types of loans a higher risk weighting in the analysis of the loan loss reserve. Commercial loans are loans made to businesses to either manufacture a product, sell a product, or provide a service. These loans are also influenced by economic factors. Some of these factors include the economic environment, the ability of the business to compete and generate a profit and other similar types of risks. Since it is the intention of the Bank to continue with this strategy the provision will continue to reflect the added risk factors associated with this type of lending.
     At December 31, 2001, and December 31, 2000, management believed the provision and allowance for loan losses was adequate.
     Non-interest Income. Non-interest income increased 45.6% from $5.7 million for the year ended December 31, 2000, to $8.3 million for the year ended December 31, 2001.
     Mortgage Banking. In the mortgage banking segment, gain on sale of loans increased from $1.5 million for fiscal 2000 to $2.5 million for fiscal 2001. This increase was a result of increased volume of loan sales during the year ended December 31, 2001, compared to the year ended December 31, 2000. This increase in volume was a result of declining mortgage rates and increased refinancing activity. Loan servicing income decreased slightly from $256,000 for fiscal 2000 to $249,000 for fiscal 2001.
     Banking. In the banking segment, deposit servicing fees and charges increased from $2.5 million for fiscal 2000 to $3.7 million for fiscal 2001. This increase was a result of increased transaction account volume and increased deposit fees charged for services. During 2001, the Bank introduced a new free checking account and a new program of overdraft privileges for customers of the Bank. These programs were the primary reason for the increase in deposit servicing fees and charges.
     Trust. In the trust segment, trust fees were $1.1 million for fiscal 2000 and 2001.
     Non-interest Expense. Non-interest expense increased 27.21% from $14.7 million for the year ended December 31, 2000, to $18.7 million for the year ended December 31, 2001. The increase was primarily a result of increased employee compensation and benefits, which increased to $12.2 million for the year ended December 31, 2001, from $9.3 million for the year ended December 31,
2000.   This increase was primarily a result of increased commissions paid for loan originations and the termination of the Management Recognition Plan. These two items accounted for increases of $2.5 million from the prior year.
Increases in occupancy expense were primarily the result of increased depreciation and utilities related to the operations building which was completed and occupied during the fourth quarter of 2000. Increases in other expenses are primarily the result of increased loan and deposit activity.
     Income Tax Expense. Income tax expense was $2.4 million for the year ended December 31, 2001, compared to $3.0 million for the year ended December 31, 2000. This decrease was a result of lower income before income taxes for fiscal 2001. The effective tax rate (See Footnote 11 of Notes to Consolidated Financial Statements) for fiscal 2001 was 54.9% compared to 42.6 % for fiscal 2000.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999
     Net Income. Net income was $4.1 million or $0.64 per basic share for the year ended December 31, 2000, compared to $3.5 million or $0.52 per basic share for the year ended December 31, 1999, an increase of 17.14%. This increase was a result of increases in interest income, a smaller provision for loan losses, lower operating expenses and increased non-interest income. These earnings improvements were partially offset by increased interest expense.
     Net Interest Income. Net interest income decreased 8.38% from $17.9 million for the year ended December 31, 1999, to $16.4 million for the same period in 2000. Total interest income increased 5.00% from $28.0 million for fiscal 1999 to $29.4 million for fiscal 2000. This increase was a result of an increase in average yield on earning assets from 7.98% for fiscal 1999 to 8.80% for fiscal 2000. This increase in rate was offset by a decrease in average earning assets from $350.8 million for fiscal 1999 to $334.4 million for fiscal 2000 as a result of funds being used to reduce borrowings. Average loans receivable increased from $267.2 million for fiscal 1999 to $280.1 million for fiscal 2000. This increase in volume was accompanied by an increase in average yield from 8.87% for fiscal 1999 to 9.26% for fiscal 2000. Average mortgage-backed securities declined from $775,000 for fiscal 1999 to $624,000 for fiscal 2000. The average yield increased from 5.03% for fiscal 1999 to 6.73% for fiscal 2000. Average investment securities decreased from $39.6 million for fiscal 1999 to $23.3 million for fiscal 2000. This decrease in volume was offset by an increase in average yield from 5.26% for the fiscal 1999 to 6.44% for fiscal 2000. Federal funds sold and other interest bearing deposits decreased from $41.4 million for fiscal 1999 to $28.4 million for fiscal 2000. The average yield increased from 4.99% for fiscal 1999 to 6.34% for fiscal 2000. Interest expense increased 29.70% from $10.1 million for fiscal 1999 to $13.1 million for fiscal 2000. This increase was a result of increases in average deposits and borrowings from $249.7 million for fiscal 1999 to $285.3 million for fiscal 2000. The average cost of funds increased from 4.06% for fiscal 1999 to 4.58% for fiscal 2000. The increase was primarily a result of higher costs for NOW accounts and money market accounts. The cost of certificates also increased from 5.21% for fiscal 1999 to 5.86% for fiscal 2000. The interest rate spread increased from 3.92% for fiscal 1999 to 4.22% for fiscal 2000. The increase in yields and cost were attributable to increasing rates for fiscal 2000 as compared to fiscal 1999.
     Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on concentrations, trends in historical loss experience, specific impaired loans and economic conditions. In determining the adequacy of the allowance for loan losses, management periodically reviews the loan portfolio and considers such factors as delinquency status, past performance problems, historical loss experience, adverse situations that may affect the ability of the borrowers to repay, known and inherent risks in the portfolio, assessments of economic conditions, regulatory policies, and the estimated value of underlying collateral. The Bank's credit management systems have resulted in low loss experience, however there can be no assurances that such experience will continue. The allowance for loan losses is based principally on the risks associated with the type of loans in the portfolio with greater emphasis placed on higher risk assets. This requires a heavier weight being assigned to internally identified problem assets, repossessed assets, and non-performing assets that otherwise

                     Cavalry Bancorp, Inc. and Subsidiaries
            Management's Discussion & Analysis of Financial Condition
                      and Results of Operations (Continued)

exhibit, in management's judgment, potential credit weaknesses. The required level of allowance is then calculated based upon the outstanding balances in each loan category and the risk weight assigned to each category.
     The provision for loan losses was $306,000, charge-offs were $236,000 and recoveries were $29,000 for the year ended December 31, 2000, compared with a provision of $991,000, charge-offs of $102,000 and recoveries of $16,000 for the year ended December 31, 1999. The allowance for loan losses increased from $4.1 million at December 31, 1999, to $4.2 million at December 31, 2000. The allowance for loan losses as a percentage of loans outstanding increased from 1.24% at December 31, 1999, to 1.34% at December 31, 2000. Non-accrual loans decreased from $333,000 at December 31, 1999, to $123,000 at December 31, 2000. Total non-performing assets decreased from $499,000 at December 31, 1999, to $209,000 at December 31, 2000.
     During the year ended December 31, 2000, commercial real estate and commercial loans continued to increase as well as the percentages of these loans to the total portfolio. Although these types of loans are normally of shorter maturity, management feels that there is greater risk inherent in these loans than the typical 1-to-4 family mortgage loans. Therefore management assigns these types of loans a higher risk weighting in the analysis of the loan loss reserve. Commercial loans are loans made to businesses to either manufacture a product, sell a product, or provide a service. These loans are also influenced by economic factors. Some of these factors include the economic environment, the ability of the business to compete and generate a profit and other similar types of risks. Since it is the intention of the Bank to continue with this strategy the provision will continue to reflect the added risk factors associated with this type of lending.
     At December 31, 2000, and December 31, 1999, management believed the provision and allowance for loan losses was adequate.
     Non-interest Income. Non-interest income increased 1.79% from $5.6 million for the year ended December 31, 1999, to $5.7 million for the year ended December 31, 2000.
     Mortgage Banking. In the mortgage banking segment, gain on sale of loans decreased from $2.2 million for fiscal 1999 to $1.5 million for fiscal 2000. This decrease was a result of decreased volume of loan sales during the year ended December 31, 2000, compared to the year ended December 31, 1999. Loan servicing income increased from $219,000 for fiscal 1999 to $256,000 for fiscal 2000. This increase was primarily a result of increased late fee payments.
     Banking. In the banking segment, deposit servicing fees and charges increased from $2.0 million for fiscal 1999 to $2.5 million for fiscal 2000. This increase was a result of increased transaction account volume and increased deposit fees charged for services.
     Trust. In the trust segment, trust fees increased from $936,000 for fiscal 1999 to $1.1 million for fiscal 2000. This increase was a result of increased assets under management.
     Non-interest Expense. Non-interest expense decreased 10.37% from $16.4 million for the year ended December 31, 1999, to $14.7 million for the year ended December 31, 2000. The decrease was primarily a result of decreased employee compensation and benefits, which decreased to $9.3 million for the year ended December 31, 2000, from $10.5 million for the year ended December 31,
1999.   Total compensation expense recognized for the MRP for fiscal 1999 was
$2.4 million, comprised of a one-time, non-recurring charge for the special cash distribution and normal vesting of shares as compared to $1.2 million of MRP compensation expense recognized for fiscal 2000. The increase in occupancy expense was a result of increased cost associated with the operation of the new operations building. The increase in other operating expenses was primarily a result of increases in professional fees paid. Declines in other expenses were a result of increased efforts to control expenses.
     Income Tax Expense. Income tax expense was $3.0 million for the year ended December 31, 2000, compared to $2.7 million for the year ended December 31, 1999. This increase was a result of higher income before income taxes for the fiscal 2000. The effective tax rate for fiscal 2000 was 42.6% compared to 43.6 % for fiscal 1999.

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

                                                                     Years Ended December 31,
                                --------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
                                               2001                               2000                      1999
                                             Interest                           Interest                  Interest
                                  Average      and       Yield/     Average       and    Yield/    Average   and      Yield/
                                  Balance    Dividends    Cost      Balance    Dividends  Cost     Balance  Dividends  Cost
----------------------------------------------------------------------------------------------------------------------------
Interest-earning
 assets:
Loans receivable,
 net (1)                       $  283,199   $  24,146       8.53%  $  280,066  $25,947     9.26%  $  267,176  $23,691  8.87%
Mortgage-backed
 securities                           569          39       6.85          624       42     6.73          775       39  5.03
Investment securities              46,374       2,565       5.53       23,341    1,503     6.44       39,592    2,083  5.26
FHLB stock                          2,075         140       6.75        1,929      142     7.36        1,797      127  7.07
Federal funds sold
and overnight
 interest-bearing
 deposits                          32,558       1,218       3.74       28,426    1,802     6.34       41,431    2,068  4.99
                               -----------  ----------  ---------  ----------  -------  --------  ----------  -------  -----
Total interest-
earning assets                    364,775      28,108       7.71      334,386   29,436     8.80      350,771   28,008  7.98
Non-interest-
earning assets                     34,676                              31,424                         26,169
                               -----------                          ----------                      ---------
Total assets                      399,451                             365,810                        376,940
                               -----------                          ----------                      ---------

Interest-bearing
  liabilities:
Passbook
 accounts                          13,677         130       0.95       13,636      169     1.24       13,913      184  1.32
Money Market
 accounts                          82,001       2,813       3.43       66,852    3,056     4.57       59,090    2,382  4.03
NOW accounts                       55,077         648       1.18       46,589      604     1.30       41,887      503  1.20
Certificates
 of Deposit                       159,365       9,027       5.66      154,855    9,067     5.86      132,801    6,913  5.21
                               -----------  ----------  ---------  ----------  -------  --------  ----------  -------  -----
Total deposits                    310,120      12,618       4.07      281,932   12,896     4.57      247,691    9,982  4.03
                               -----------  ----------  ---------  ----------  -------  --------  ----------  -------  -----

Borrowings                          1,144          31       2.71        3,414      174     5.10        2,005      148  7.38
                               -----------  ----------  ---------  ----------  -------  --------  ----------  -------  -----
Total interest-
bearing liabilities               311,264      12,649       4.06      285,346   13,070     4.58      249,696   10,130  4.06
                                            ----------                         -------                        -------
Non-interest-
bearing
 liabilities (2)                   42,009                              39,533                         41,489
                               -----------                          ----------                      ---------
Total liabilities                 353,273                             324,879                        291,185
Equity                             46,178                              40,931                         85,755
                               -----------                          ----------                      ---------
Total liabilities
 and equity                    $  399,451                           $ 365,810                       $376,940
                               -----------                          ----------                      ---------

Net interest income                        $   15,459                         $ 16,366                        $17,878
                                           -----------                        ---------                      ---------
Interest rate spread                                        3.65%                          4.22%                       3.92%
                                                      -----------                      ----------                     ------
Net interest margin                                         4.24%                          4.89%                       5.10%
                                                      -----------                      ----------                     ------
Ratio of average interest-
earning assets to average
interest-bearing liabilities                              117.19%                        117.19%                     140.48%
                                                      -----------                      ----------                    -------


(1)  Does not include interest on loans 90 days or more past due. Includes loans originated for sale.
(2)  Includes non-interest bearing deposits of $39.2 million, $36.9 million, and
     $33.5 million for the years ended December 31, 2001, 2000, and 1999, respectively.

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

                                                                Year Ended December 31,
                                                 December 31,    -------------------
                                                      2001       2001   2000   1999
                                                -------------    -----  -----  -----
Weighted average yield on:
   Loans receivable                                     7.02%    8.53%  9.26%  8.87%
   Mortgage-backed securities                           6.46     6.85   6.73   5.03
   Investment securities                                5.24     5.53   6.44   5.26
   FHLB stock                                           5.50     6.75   7.36   7.07
   Federal funds sold and overnight
    interest-bearing deposits                           1.19     3.74   6.34   4.99
   All interest-earning assets                          6.13     7.71   8.80   7.98

Weighted average rate paid on:
   Passbook savings accounts                            0.51     0.95   1.24   1.32
   NOW accounts                                         0.82     1.18   1.30   1.20
   Money market accounts                                1.86     3.43   4.57   4.03
   Certificates of Deposit                              4.22     5.66   5.86   5.21
   Borrowings                                           2.25     2.71   5.10   7.38
   All interest-bearing liabilities                     2.58     4.06   4.58   4.06

Interest rate spread (spread between weighted
    average rate on all
    interest-earning assets and all
    interest-bearing liabilities)                       3.55     3.65   4.22   3.92

Net interest margin (net interest income
    (expense) as a percentage
    of average interest-earning assets)                  N/A     4.24   4.89   5.10

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

                                   Year Ended December 31,     Year Ended December 31,     Year Ended December 31,
                                    2001 Compared to Year       2000 Compared to Year       1999 Compared to Year
                                   Ended December 31, 2000     Ended December 31, 1999     Ended December 31, 1998
                                 Increase (Decrease) Due to   Increase (Decrease) Due to  Increase (Decrease) Due to
                                   Rate    Volume     Total    Rate     Volume     Total     Rate    Volume    Total
                                  ----     ------     -----    ----     ------     -----     ----    ------    -----
                                                           (Dollars in thousands)
Interest-earning assets:
Loans receivable (1)            $(2,091)  $  290   $(1,801)  $1,113   $ 1,143   $ 2,256   $(1,339)  $3,229   $1,890
Mortgage-backed
securities                            1       (4)       (3)      10        (7)        3        (9)     (21)     (30)
Investments                        (421)   1,483     1,062      275      (855)     (580)      (58)     325      267
FHLB stock                          (13)      11        (2)       6         9        15        (2)       9        7
Federal funds sold
and overnight
interest-bearing
deposits                           (846)     262      (584)     383      (649)     (266)     (139)    (583)    (722)
                                --------  -------  --------  -------  --------  --------  --------  -------  -------

Total net change in
income on interest-
earning assets                   (3,370)   2,042    (1,328)   1,787      (359)    1,428    (1,547)   2,959    1,412

Interest-bearing liabilities:
Passbook accounts                   (40)       1       (39)     (11)       (4)      (15)      (82)    (157)    (239)
NOW accounts                        (66)     110        44       45        56       101       (68)     131       63
Money market accounts              (935)     692      (243)     361       313       674       (70)     528      458
Certificates of Deposit            (304)     264       (40)   1,005     1,149     2,154      (354)     460      106
Borrowings                          (27)    (116)     (143)     (78)      104        26         -      148      148
                                --------  -------  --------  -------  --------  --------  --------  -------  -------

Total net change
in expense on
interest-bearing
liabilities                      (1,372)     951      (421)   1,322     1,618     2,940      (574)   1,110      536
                                --------  -------  --------  -------  --------  --------  --------  -------  -------

Net Change in
net interest income             $(1,998)  $1,091   $  (907)  $  465   $(1,977)  $(1,512)  $  (973)  $1,849   $  876
                                ========  =======  ========  =======  ========  ========  ========  =======  =======


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

                     Cavalry Bancorp, Inc. and Subsidiaries
            Management's Discussion & Analysis of Financial Condition
                      and Results of Operations (Continued)

Cavalry Bancorp, Inc. and Subsidiaries
     The following table is provided by the OTS and sets forth the change in the Bank's NPV at December 31, 2001, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Due to the level of interest rates at December 31, 2001, the OTS did not provide a calculation for interest rate declines of 200 and 300 basis points.



Changes (in Basis Points)  Estimated Change in   Estimated Change in   Board Approved
in Interest Rates          Net Portfolio Value   Net Portfolio Value   Limits
-------------------------  --------------------  --------------------  ---------------
                          (Dollars in Thousands)      (Percentage)      (Percent)

     +300 bp                        515                     1              (30)
     +200 bp                        711                     1              (20)
     +100 bp                        385                     1              (10)
        0 bp                          0                     0                0
     -100 bp                       (982)                   (2)             (10)
     -200 bp                          0                     0              (20)
     -300 bp                          0                     0              (30)


The above table illustrates, for example, that an instantaneous 100 basis point decrease in market interest rates at December 31, 2001, would reduce the Bank's NPV by approximately $982,000 or 2.0%.
     Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.
     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Under the Federal Reserve Board of Governors rules the NPV analysis is not a part of risk-based capital calculations.
     The following table presents the Company's interest sensitivity gap at December 31, 2001.


                                                    Six           After One      After Three
                                      Within Six    Months         to Three       to Five    Over
                                      Months        to One Year    Years          Years      Five Years    Total
                                      ------------  -------------  -------------  ---------  ------------  --------
                                                               (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net              $    73,390   $     48,969   $     88,508   $ 45,673   $    34,122   $290,662
   Investments held to maturity                39             37            225         97           239        637
   FHLB Stock                               2,159              -              -          -             -      2,159
   Investment securities
     available for sale                     9,472          6,392         19,783      4,861         1,300     41,808
   Federal funds sold
    overnight and other
     interest-bearing deposits             45,685              -              -          -             -     45,685
                                     ------------  -------------  -------------  ---------  ------------  ---------
Total rate sensitive assets           $   130,745   $     55,398   $    108,516   $ 50,631   $    35,661   $380,951
                                     ============  =============  =============  =========  ============  =========

Interest-bearing liabilities:
Deposits:
   NOW accounts                       $     8,160   $      8,160   $     32,639   $ 32,640   $         -   $ 81,599
   Passbook savings accounts                1,394          1,394          5,575      5,575             -     13,938
   Money market accounts                    9,160          9,159         36,638     36,637             -     91,594
   Certificates of Deposit                 71,653         40,815         29,801      3,284             4    145,557
   Borrowings                                  27             27            108        108           728        998
                                      ------------  -------------  -------------  ---------  ------------  ---------
Total rate sensitive liabilities      $    90,394   $     59,555   $    104,761   $ 78,244   $       732   $333,686
                                      ============  =============  =============  =========  ============  =========

Excess (deficiency) of
    interest sensitive
    assets over interest
   sensitive liabilities                   40,351         (4,157)         3,755    (27,613)       34,929     47,265
Cumulative excess(deficiency)
    of interest sensitive assets           40,351         36,194         39,949     12,336        47,265     47,265
Cumulative ratio of
    interest-earning assets
    to interest-bearing liabilities        144.64%        124.14%        115.68%    103.71%       114.16%    114.16%
Interest sensitive gap
    to total assets                         10.59%        (1.09)%          0.99%    (7.25)%         9.17%     12.41%
Ratio of interest-earning assets to
    interest -bearing liabilities          144.64%         93.02%        103.58%     64.71%     4,871.72%    114.16%
Ratio of cumulative
    gap to total assets                     10.59%          9.50%         10.49%      3.24%        12.41%     12.41%

                     Cavalry Bancorp, Inc. and Subsidiaries
            Management's Discussion & Analysis of Financial Condition
                      and Results of Operations (Continued)

Liquidity and Capital Resources
     The Company's primary source of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient liquidity to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2001, cash and cash equivalents totaled $69.3 million or 16.00% of total assets. At December 31, 2001, the Bank also maintained an available line of credit of $10.0 million with the FHLB-Cincinnati that may be used as an additional source of liquidity.
     At December 31, 2001, the Bank's commitments to extend funds consisted of unused lines of credit of $32.5 million, outstanding letters of credit of $4.6 million issued primarily to municipalities as performance bonds, and commitments to originate loans of $27.9 million. The commitments to originate loans at December 31, 2001 consisted of commitments to originate variable rate loans of $22.7 million, and commitments to originate fixed rate loans of $5.2 million at interest rates ranging from 5.90% to 8.13%.
     OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's liquidity ratio at December 31, 2001 was 15.11%.
     The Bank to a large extent originates real estate mortgage loans for sale in the secondary market. During the years ended December 31, 2001, 2000, and 1999, the Bank originated $158.2 million, $102.2 million, and $113.1 million of such loans, respectively. During the years ended December 31, 2001, 2000, 1999, the Bank sold in the secondary market $154.5 million, $104.1 million, and $121.7 million of these loans. At December 31, 2001, the Bank had loan commitments totaling $27.9 million that were made up completely of undisbursed loans in process. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2001 totaled $112.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
     OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of December 31, 2001, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 8.60%, 8.60% and 11.64%, respectively. The capital requirements which must be met by the Bank as a state member bank are not materially different from those required by the OTS.

Impact of Accounting Pronouncements and Regulatory Policies
     Business Combinations. In June 2001, the FASB issued SFAS 141,"Business Combinations". The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16,"Business Combinations", and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There is no expected impact on earnings, financial conditions, or equity upon adoption of SFAS 141.
     Goodwill and Other Intangible Assets. In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No 17, "Intangible Assets". However, SFAS 142 does not supersede SFAS 72, "Accounting for Certain Acquisition of Banking or Thrift Institutions" which applies to acquisitions of a commercial bank, a savings and loan association, a mutual savings bank, a credit union, other depository institutions having assets and liabilities of the same types as those institutions, and branches of such enterprises. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of SFAS 142. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.
     Accounting for Asset Retirement Obligation. SFAS 143, "Accounting for Asset Retirement Obligation" establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not anticipate any material impact on the Company's financial position, results of operations and cash flow subsequent to the effective date of this statement.
     Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The Company does not anticipate any material impact on the Company's financial position, results of operations and cash flow subsequent to the effective date of this statement.

Quantitative and Qualitative Disclosures About Market Risk
     Quantitative Aspects of Market Risk. The principal market risk affecting the Company is risk associated with interest rate volatility ("interest rate risk"). The Company does not maintain a trading account for any class of financial instrument nor does it engage in

                     Cavalry Bancorp, Inc. and Subsidiaries
            Management's Discussion & Analysis of Financial Condition
                      and Results of Operations (Continued)

hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk. Substantially all of the Company's interest rate risk is derived from the Bank's lending and deposit taking activities. This risk could result in reduced net income, loss in fair values of assets and/or increases in fair values of liabilities due to upward changes in interest rates.
     Qualitative Aspects of Market Risk. The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between assets and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Company's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and the selling of fixed-rate one- to- four family mortgage loans. In addition the Company maintains an investment portfolio of U.S. Government and agency securities with contractual maturities of between zero and two years. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of its interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with primarily terms of up to four years.
     Interest Rate Sensitivity. The table below provides information about the Company's financial instruments at December 31, 2001 that are sensitive to changes in interest rates including off-balance sheet items. For financial instruments the table presents principle cash flows and related average interest rates by expected maturity dates with estimated fair values.
     Since this presentation is a snapshot of the financial instruments as of December 31, 2001 there are material limitations in not fully reflecting market risk exposures. The table does not consider the effects of interest rate changes on the embedded options on loans and deposit liabilities. Changes in interest rates may cause borrowers to exercise the option to prepay loans before the scheduled maturity. Depositors have the option to withdraw deposits before maturity, which is the case with certificates of deposits or to withdraw funds anytime from accounts with no stated maturity such as savings accounts. This table also does not take into consideration the effects on reinvestment of maturing financial instruments. This presentation does not consider that all rate changes do not affect assets or liabilities in the same maturity range by equal amounts. When interest rates change, all rates do not change in equal amounts nor do they change at the same time. Some financial instruments have indefinite maturities. That is to say that some assets and some significant liabilities do not have clear maturities.
     As of December 31, 2001, the Company's greatest exposure would be to falling rates. The Company has more assets maturing than liabilities during the one-year time frame, which can decrease the yield on assets faster than the cost of funds on liabilities would decrease.

                     Cavalry Bancorp, Inc. and Subsidiaries
            Management's Discussion & Analysis of Financial Condition
                      and Results of Operations (Continued)


                                                           After 3
                                  Within        One         Years       After 5
                                    One      Year To         To 5       Years To  Beyond 10
                                   Year       3 Years        Years      10 Years   Years     Total     Fair Value
-----------------------------------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Interest-Sensitive Assets:
Fixed rate loans                  $ 74,454   $ 71,456   $    35,312   $    4,901   $ 3,587   $   189,710
Average Rate                         7.017%     7.791%        7.963%      10.767%    6.381%        7.570%
Adjustable rate loans               47,905     17,052        10,361       12,652    12,982       100,952
Average Rate                         5.671      6.302         6.908        7.380     7.410         6.342
                                  ---------------------------------------------------------------------------------
Total loans                        122,359     88,508        45,673       17,553    16,569       290,662    293,268

Adjustable rate
Mortgage-backed securities              76        225            97          152        87           637        632
Average Rate                         6.460      6.460         6.460        6.460     6.460         6.460

Fixed rate
Investments and other
    interest-earning assets         15,864     19,783         4,861        1,300         -        41,808     41,808
Average Rate                         5.959      4.822         5.458        3.068         -         5.273

Adjustable rate
Investments and other
    interest-earning deposits       45,685          -             -            -         -        45,685     45,685
Average Rate                         1.186          -             -            -         -         1.186

FHLB Stock                           2,159          -             -            -         -         2,159      2,159
Average Rate                         5.500          -             -            -         -         5.500
                                  ---------------------------------------------------------------------------------
Total Interest-
   Sensitive Assets               $186,143   $108,516   $    50,631   $   19,005   $16,656   $   380,951
                                  =================================================================================


Interest-Sensitive Liabilities:
Deposits with no
    stated maturity
Now accounts                      $ 16,320   $ 32,639   $    32,640   $        -   $     -   $    81,599   $ 81,599
Average Rate                         0.820%     0.820%        0.820%           -%        -%        0.820%
Savings accounts                     2,788      5,575         5,575            -         -        13,938     13,938
Average Rate                         0.505      0.505         0.505            -         -         0.505
Money Market                        18,319     36,638        36,637            -         -        91,594     91,594
Average Rate                         1.860      1.860         1.860            -         -         1.860

Fixed rate
Certificates of Deposit            110,484     29,547         3,284            4         -       143,319
Average Rate                         4.106      4.637         5.910        4.750         -         4.243
Adjustable rate
Certificates of Deposit              1,984        254             -            -         -         2,238
Average Rate                         2.203      1.970             -            -         -         2.177
                                  ---------------------------------------------------------------------------------
Total Certificates of Deposit      112,468     29,801         3,284            4         -       145,557    147,882

Fixed Rate Borrowings                   54        108           108          270       458           998        765
Average Rate                         2.250      2.250         2.250        2.250     2.250         2.250
                                  ---------------------------------------------------------------------------------

Total Interest-Sensitive
Liabilities                       $149,949   $104,761   $    78,244   $      274   $   458   $   333,686
                                  =================================================================================

Off-Balance Sheet Items:
Commitments to extend credit      $ 27,896                                                                 $ 27,896
Average Rate                         5.380%
Unused lines of credit            $ 32,492                                                                 $ 32,492
Average Rate                         4.750%

                       [Rayburn, Betts & Bates, P.C. logo]


                          Independent Auditors' Report
                          ----------------------------
Board of Directors
Cavalry Bancorp, Inc.
Murfreesboro, Tennessee


     We have audited the accompanying consolidated balance sheets of Cavalry Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rayburn, Betts & Bates


Nashville, Tennessee
January 25, 2002

                     Cavalry Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                             (Dollars in thousands)

                                                                              2001       2000
                                                                          ---------  ---------
Assets
Cash (note 2)                                                             $ 23,596   $ 18,025
Interest-bearing deposits with other financial institutions                 45,685     27,000
                                                                          ---------  ---------
Cash and cash equivalents                                                   69,281     45,025
Investment securities available-for-sale (note 3)                           41,808     32,247
Investment securities held-to-maturity (note 4)                                637        594
Loans held for sale, at estimated fair value (note 5)                       10,423      4,183
Loans receivable, net (notes 5 and 10)                                     280,239    279,478
Accrued interest receivable:
  Loans, net of allowance for delinquent interest of
   $16 and $15 in 2001 and 2000, respectively                                1,544      2,005
  Investment securities available-for-sale                                     577        549
  Investment securities held-to-maturity                                        18          5
Office properties and equipment, net (note 6)                               15,554     15,255
Required investment in stock of Federal Home Loan Bank, at cost (note 7)     2,159      2,020
Deferred tax asset, net (note 11)                                            1,295      1,280
Real estate acquired in settlement of loans                                    184         86
Bank owned life insurance                                                    7,500          -
Other assets (note 8)                                                        1,655      1,558
                                                                          ---------  ---------
Total assets                                                              $432,874   $384,285
                                                                          =========  =========

Liabilities and Equity
Liabilities:
  Deposits (note 9)                                                       $380,990   $336,534
  Advances from Federal Home Loan Bank of Cincinnati (note 10)                 998      1,578
  Accrued interest payable                                                     338        555
  Advance payments by borrowers for property taxes and insurance               131        174
  Income taxes payable (note 11)                                               332        207
  Accrued expenses and other liabilities (note 12)                           1,279      1,266
                                                                          ---------  ---------
Total liabilities                                                          384,068    340,314
                                                                          ---------  ---------

Equity (notes 12, 13, 14 and 15):
  Preferred stock, no par value:
  Authorized - 250,000 shares, none issued or outstanding at:
  December 31, 2001 and 2000                                                     -          -
  Common stock, no par value:
    Authorized - 49,750,000 shares; issued and outstanding:
     7,079,801 and 7,104,801 shares at December 31, 2001
    and 2000, respectively                                                  11,683     11,489
  Retained earnings                                                         40,700     39,991
  Unearned restricted stock                                                      -     (3,224)
  Unallocated ESOP shares                                                   (3,723)    (4,380)
  Accumulated other comprehensive income, net of taxes                         146         95
                                                                          ---------  ---------
Total equity                                                                48,806     43,971
                                                                          ---------  ---------
Total liabilities and equity                                              $432,874   $384,285
                                                                          =========  =========



Commitments and contingencies (notes 2, 12 and 19)

See accompanying notes to consolidated financial statements.

                     Cavalry Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  Years Ended December 31, 2001, 2000 and 1999
                (Dollars in thousands, except per share amounts)

                                                                        2001     2000     1999
                                                                     -------  -------  --------
Interest and dividend income:
  Loans                                                              $24,146  $25,947  $23,691
  Investment securities                                                2,744    1,687    2,249
  Deposits with other financial institutions                           1,218    1,802    2,068
                                                                     -------  -------  --------
    Total interest and dividend income                                28,108   29,436   28,008
                                                                     -------  -------  --------
Interest expense:
  Deposits (note 9)                                                   12,618   12,896    9,982
  Advances from Federal Home Loan Bank of Cincinnati                      31       45        -
  Other borrowings                                                         -      129      148
                                                                     -------  -------  --------
    Total interest expense                                            12,649   13,070   10,130
                                                                     -------  -------  --------
Net interest income                                                   15,459   16,366   17,878
Provision for loan losses (note 5)                                       661      306      991
                                                                     -------  -------  --------
Net interest income after provision for loan losses                   14,798   16,060   16,887
                                                                     -------  -------  --------

Non-interest income:
  Servicing income                                                       249      256      219
  Gain on sale of real estate acquired in settlement of loans             24        6        3
  Gain on sale of loans, net                                           2,537    1,548    2,245
  Gain on sale of office properties and equipment                          -        2        -
  Deposit servicing fees and charges                                   3,710    2,513    2,002
  Trust service fees                                                   1,096    1,067      936
  Other operating income                                                 684      303      243
                                                                     -------  -------  --------
    Total non-interest income                                          8,300    5,695    5,648
                                                                     -------  -------  --------

Non-interest expenses:
  Compensation, payroll taxes and fringe benefits (notes 12 and 13)   12,211    9,268   10,539
  Occupancy expense                                                      977      789      728
  Supplies, communications and other office expenses                     883      793      855
  Federal insurance premiums                                              63       63      153
  Advertising expense                                                    365      278      297
  Equipment and service bureau expense                                 2,457    2,064    2,378
  Other taxes                                                            379      299      393
  Other operating expenses                                             1,329    1,146    1,042
                                                                     -------  -------  --------
    Total non-interest expenses                                       18,664   14,700   16,385
                                                                     -------  -------  --------
Income before income tax expense                                       4,434    7,055    6,150
Income tax expense (note 11)                                           2,435    3,003    2,681
                                                                     -------  -------  --------
Net income                                                           $ 1,999  $ 4,052  $ 3,469
                                                                     =======  =======  ========

Basic earnings per share (note 16)                                   $  0.31  $  0.64  $  0.52
                                                                     =======  =======  ========
Diluted earnings per share (note 16)                                 $  0.31  $  0.64  $  0.52
                                                                     =======  =======  ========

See accompanying notes to consolidated financial statements.


                     Cavalry Bancorp, Inc. and Subsidiaries
                Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)
                                                                        2001     2000     1999
                                                                     -------  -------  --------
Net income                                                           $ 1,999  $ 4,052  $ 3,469
Other comprehensive income, net of tax (note 22) -
Unrealized gain (loss) on investment securities available-for-sale        51       97      (53)
                                                                     -------  -------  --------
Comprehensive income                                                 $ 2,050  $ 4,149  $ 3,416
                                                                     =======  =======  ========


See accompanying notes to consolidated financial statements.

                          Cavalry Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Changes in Equity
                       Years Ended December 31, 2001, 2000 and 1999
                     (Dollars in thousands, except per share amounts)

                                                                                                 Accumulated
                                                                         Unearned    Unallocated    Other
                                Common        Common         Retained    Restricted    ESOP      Comprehensive    Total
                                Shares        Stock          Earnings    Stock         Shares    Income (Loss)    Equity
                                ------------  -------------  ----------  ------------  --------  ---------------  ---------
Balance, December 31, 1998        7,161,337   $     65,705   $  35,037   $         -   $(5,612)  $           51   $ 95,181
Net income                                -              -       3,469             -         -                -      3,469
Change in valuation
   allowance for
   investment securities
   available-for-sale,
   net of income
   taxes of $32                           -              -           -             -         -              (53)       (53)
Issuance of common
   stock for  MRP (note 13)         301,530          6,747           -        (6,747)        -                -          -
ESOP shares committed for
   release (note 12)                      -            671           -             -       593                -      1,264
Purchase and retirement
   of common stock
   (note 14)                       (358,066)        (8,865)          -             -         -                -     (8,865)
Dividends
   ($0.20 per share)                      -              -      (1,312)            -         -                -     (1,312)
Deferred MRP shares
   earned (note 13)                       -              -           -         2,367         -                -      2,367
Cash distribution
   ($7.50 per share)                      -        (53,286)          -             -         -                -    (53,286)
                                ------------  -------------  ----------  ------------  --------  ---------------  ---------
Balance, December 31, 1999        7,104,801         10,972      37,194        (4,380)   (5,019)              (2)    38,765
Net income                                -              -       4,052             -         -                -      4,052
Change in valuation
   allowance for
   investment securities
   available-for-sale,
   net of income taxes of $58             -              -           -             -         -               97         97
ESOP shares committed
   for release (note 12)                  -            517           -             -       639                -      1,156
Dividends ($0.20 per share)               -              -      (1,255)            -         -                -     (1,255)
Deferred MRP shares
    earned (note 13)                      -              -           -         1,156         -                -      1,156
                                ------------  -------------  ----------  ------------  --------  ---------------  ---------
Balance, December 31, 2000        7,104,801         11,489      39,991        (3,224)   (4,380)              95     43,971
Net income                                -              -       1,999             -         -                -      1,999
Change in valuation
    allowance for
   investment securities
   available-for-sale,
   net of income
   taxes of $35                           -              -           -             -         -               51         51
ESOP shares committed for
   release (note 12)                      -            465           -             -       657                -      1,122
Purchase and retirement of
   common stock (note 14)           (25,000)          (271)          -             -         -                -       (271)
Dividends ($0.20 per share)               -              -      (1,290)            -         -                -     (1,290)
Deferred MRP shares
   earned (note 13)                       -              -           -         3,224         -                -      3,224
                                ------------  -------------  ----------  ------------  --------  ---------------  ---------
Balance, December 31, 2001        7,079,801   $     11,683   $  40,700   $         -   $(3,723)  $          146   $ 48,806
                                ============  =============  ==========  ============  ========  ===============  =========

See accompanying notes to consolidated financial statements.

                          Cavalry Bancorp, Inc. and Subsidiaries
                           Consolidated Statements of Cash Flows
                       Years Ended December 31, 2001, 2000 and 1999
                                  (Dollars in thousands)

                                                                                             2001        2000        1999
                                                                                        ----------  ----------  ----------
Operating activities:
  Net income                                                                            $   1,999   $   4,052   $   3,469
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                 661         306         991
    Gain on sales of real estate acquired in settlement of loans, net                         (24)         (6)         (3)
    Gain on sales of loans, net                                                            (2,537)     (1,548)     (2,245)
    Gain on sale of office properties and equipment                                             -          (2)          -
    Depreciation and amortization on office properties and equipment                        1,200         928       1,101
    Allocation of ESOP shares at fair value                                                 1,122       1,156       1,264
    Compensation expense recognized on restricted stock                                     3,224       1,156       2,367
    Net amortization (accretion) of investment securities premiums and discounts               34        (266)       (112)
    Accretion of deferred loan origination fees                                              (882)       (837)     (1,035)
    Loan fees collected                                                                       907         794       1,047
    Deferred income tax (benefit) expense                                                     (15)        (12)        133
    Stock dividends on Federal Home Loan Bank stock                                          (139)       (142)       (127)
    Proceeds from sales of loans                                                          154,515     104,074     121,735
    Origination of loans held for sale                                                   (158,218)   (102,224)   (113,052)
    Decrease (increase) in accrued interest receivable                                        420        (775)        592
    Decrease (increase) in other assets                                                       (97)        140        (318)
    Increase (decrease) in accrued interest payable                                          (217)         48         222
    Decrease in accrued expenses and other liabilities                                        (21)       (350)        (81)
    Increase (decrease) in income taxes payable                                               125        (275)     (1,002)
                                                                                        ----------  ----------  ----------
       Net cash provided by operating activities                                            2,057       6,217      14,946
                                                                                        ----------  ----------  ----------
Investing activities:
  Increase in loans receivable, net                                                        (1,727)     (7,842)    (35,750)
  Principal payments on investment securities available-for-sale and held-to-maturity         168          55         297
  Proceeds from the sales of office properties and equipment                                    -          44           -
  Purchases of investment securities available-for-sale                                   (72,750)    (37,860)    (41,920)
  Purchases of investment securities held-to-maturity                                        (100)          -           -
  Proceeds from maturities of investment securities available-for-sale                     63,130      13,000      81,500
  Purchases of office properties and equipment                                             (1,499)     (6,333)     (2,211)
  Proceeds from sale of real estate acquired through foreclosure                              206         398           -
  Purchase of bank owned life insurance                                                    (7,500)          -           -
                                                                                        ----------  ----------  ----------
    Net cash (used in) provided by investing activities                                   (20,072)    (38,538)      1,916
                                                                                        ----------  ----------  ----------
Financing activities:
  Net increase in deposits                                                                 44,456      27,605      42,897
  Advances from Federal Home Loan Bank of Cincinnati                                            -       1,614           -
  Repayment of advances from Federal Home Loan Bank of Cincinnati                            (580)        (36)          -
  Other borrowings advances (repayments)                                                        -     (45,000)     45,000
  Net decrease in advance payments by borrowers
  for property taxes and insurance                                                            (43)         (4)        (59)
  Cash distribution                                                                             -           -     (53,286)
  Retirement of common stock                                                                 (271)          -      (8,865)
  Dividends paid                                                                           (1,291)     (1,255)     (1,315)
                                                                                        ----------  ----------  ----------
  Net cash provided by (used in) financing activities                                      42,271     (17,076)     24,372
                                                                                        ----------  ----------  ----------
Increase (decrease) in cash and cash equivalents                                           24,256     (49,397)     41,234
Cash and cash equivalents, beginning of year                                               45,025      94,422      53,188
                                                                                        ----------  ----------  ----------
Cash and cash equivalents, end of year                                                  $  69,281   $  45,025   $  94,422
                                                                                        ==========  ==========  ==========


See accompanying notes to consolidated financial statements.

                     Cavalry Bancorp, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                  Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)


                                                                              2001      2000     1999
                                                                           --------  --------  -------
Supplemental Disclosures of Cash Flow Information:
Payments during the period for:
  Interest                                                                 $12,866   $13,022   $9,908
                                                                           ========  ========  =======
  Income taxes                                                             $ 2,310   $ 3,485   $3,550
                                                                           ========  ========  =======
Supplemental Disclosures of Noncash Investing and Financing Activities:
Foreclosures and in substance foreclosures of loans during year            $   321   $   392   $   86
                                                                           ========  ========  =======
Interest credited to deposits                                              $ 4,460   $ 4,530   $3,827
                                                                           ========  ========  =======
Net unrealized gains (losses) on investment securities available-for-sale  $    86   $   155   $  (85)
                                                                           ========  ========  =======
Increase in deferred tax asset (liability) related
  to unrealized gain (loss) on investments                                 $   (35)  $   (58)  $   32
                                                                           ========  ========  =======
Issuance of common stock to MRP                                            $     -   $     -   $6,747
                                                                           ========  ========  =======
Dividends declared and payable                                             $   354   $   355   $  355
                                                                           ========  ========  =======

See accompanying notes to consolidated financial statements.

                     Cavalry Bancorp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

1)  Summary of Significant Accounting Policies:
Nature of Operations and Customer Concentration
     Cavalry Bancorp, Inc. (the Corporation) is a unitary thrift holding company incorporated in the state of Tennessee. The Company's principal business activities are conducted through it's wholly-owned subsidiary, Cavalry Banking (the Bank), which is a federally chartered savings bank engaged in the business of accepting savings and demand deposits and providing mortgage, consumer, construction and commercial loans to the general public through its retail banking offices. The Bank's business activities are primarily limited to within Rutherford County and adjacent counties of Tennessee. The Bank is subject to competition from other financial institutions. Deposits at the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (FDIC). The Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (OTS) and the FDIC.
     A substantial portion of the Bank's loans are secured by real estate in the Middle Tennessee market. In addition, foreclosed real estate is located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate is susceptible to changes in local market conditions.
     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Principles of Consolidation
     The consolidated financial statements include the accounts of the Corporation, the Bank and its wholly-owned subsidiary Cavalry Enterprises, Inc., (collectively the Company). Significant intercompany balances and transactions have been eliminated in consolidation under the equity method.

Accounting
     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry.

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

Investment Securities
     In accordance with Statement of Financial Accounting Standards No. (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to report debt, readily-marketable equity, mortgage-backed and mortgage related securities in one of the following categories: (i) "held-to-maturity" (management has a positive intent and ability to hold to maturity) which are to be reported at amortized cost adjusted, in the case of debt securities, for the amortization of premiums and accretion of discounts;
(ii) "trading" (held for current resale) which are to be reported at fair value, with unrealized gains and losses included in earnings; and (iii) "available-for-sale" (all other debt, equity, mortgage-backed and mortgage related securities) which are to be reported at fair value, with unrealized gains and losses reported net of tax as a separate component of equity. At the time of new securities purchases, a determination is made as to the appropriate classification. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in equity, net of any tax effect. Cost of securities sold is recognized using the specific identification method.

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

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999

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

Income Taxes
     Under the asset and liability method of SFAS 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance must be established.
     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     The Company files consolidated federal income and combined state franchise and excise tax returns. All taxes are accrued on a separate entity basis.

Fair Values of Financial Instruments
     SFAS 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Fair value estimates are made at a point in time, based on relevant market information and information about the financial instrument. Accordingly, such estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. SFAS 107 excludes certain financial instruments and all non-financial instruments

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999

from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
     The following are the more significant methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments:
     Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets' fair values, because they mature within 90 days or less and do not present credit risk concerns.
     Investment securities available-for-sale and held-to-maturity: Fair values for investment securities available-for-sale and held-to-maturity are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
     Loans receivable: The fair values for loans receivable are estimated using discounted cash flow analysis which considers future repricing dates and estimated repayment dates, and further using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.
     Loans held for sale: Fair value is based on investor commitments, or in the absence of such commitments, on current investor yield requirements.
     Accrued interest receivable: Fair value is estimated to approximate the carrying amount because such amounts are expected to be received within 90 days or less and any credit concerns have been previously considered in the carrying value.
     Deposits: The fair values disclosed for deposits with no stated maturity such as demand deposits, interest-bearing checking accounts and passbook savings accounts are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit and other fixed maturity time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on such type accounts to a schedule of aggregated contractual maturities on such time deposits.
     Accrued interest payable: The carrying amount will approximate fair value as the majority of such interest will be paid within 90 days or less.
     Other borrowings: The carrying amount will approximate fair value because they mature within 90 days.
     Advances from the FHLB: The fair value of these advances is estimated by discounting the future cash flows of these advances using the current rates at which similar advances could be obtained.
     Commitments to extend credit: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

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

Earnings Per Share
     Earnings per share (EPS) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (CSE). CSE consists of dilutive stock options granted through the Company's stock option plan. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. During 2001, 2000 and 1999, there were no antidilutive CSEs.

Stock Options
     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999

exceeds the exercise price. SFAS 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma earnings per share disclosure for stock option grants made in 1995 and subsequent years as if the fair value based method defined in SFAS 123 had been applied.

Effect of New Accounting Pronouncements
     In June 2001, the FASB issued SFAS 141, Business Combinations. The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There is no expected impact on earnings, financial conditions, or equity upon adoption of SFAS 141.
     In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No 17, Intangible Assets. However, SFAS 142 does not supersede SFAS 72, Accounting for Certain Acquisition of Banking or Thrift Institutions which applies to acquisitions of a commercial bank, a savings and loan association, a mutual savings bank, a credit union, other depository institutions having assets and liabilities of the same types as those institutions, and branches of such enterprises. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of SFAS 142. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.
     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not anticipate any material impact on the Company's financial position, results of operations and cash flow subsequent to the effective date of this statement.
     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The Company does not anticipate any material impact on the Company's financial position, results of operations and cash flow subsequent to the effective date of this statement.

Reclassification
     Certain 2000 and 1999 amounts have been reclassified to conform to the December 31, 2001 presentation.

(2)  Cash:
     The Company is required to maintain cash on hand or in the Federal Reserve Bank account for various regulatory purposes. During 2001 and 2000, such required cash averaged approximately $6,417,000 and $5,345,000, respectively.

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999
                          (Table amounts in thousands)

(3)  Investment Securities Available-for-Sale:
     The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2001 and 2000 are as follows:



                                                                                   December 31, 2001
                                                                    ----------------------------------------------
                                                                                 Gross       Gross        Estimated
                                                                    Amortized   Unrealized   Unrealized   Fair
                                                                    Cost        Gains        Losses       Value
                                                                    ----------  -----------  -----------  --------
U.S. Treasury securities                                            $    1,000  $         4  $         -  $ 1,004
Obligations of U.S. Government agencies                                 30,571          411            -   30,982
Collateralized mortgage obligations and mortgage-backed securities      10,000            -          178    9,822
                                                                    ----------  -----------  -----------  --------
                                                                    $   41,571  $       415  $       178  $41,808
                                                                    ==========  ===========  ===========  ========




                                                            December 31, 2000
                                         ---------------------------------------------------
                                                             Gross        Gross    Estimated
                                             Amortized    Unrealized   Unrealized    Fair
                                              Cost         Gains        Losses       Value
                                         -------------    -----------  ---------    --------
U.S. Treasury securities                 $       8,976    $        33  $       -    $ 9,009
Obligations of U.S. Government agencies         23,120            126          8     23,238
                                         -------------    -----------  ---------    --------
                                         $      32,096    $       159  $       8    $32,247
                                         =============    ===========  =========    ========


     The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2001, by contractual maturity, are shown below.

                                                                                  Estimated
                                                                       Amortized   Fair
                                                                         Cost      Value
                                                                       ----------  -------
U.S. Treasury securities and obligations of U.S. Government agencies:
   Maturing within one year                                            $   13,048  $13,256
   Maturing within one through five years                                  17,511   17,716
   Maturing within five through ten years                                   1,012    1,014
                                                                       ----------  -------
                                                                           31,571   31,986
Collateralized mortgage obligations and mortgage-backed securities         10,000    9,822
                                                                       ----------  -------
                                                                       $   41,571  $41,808
                                                                       ==========  =======



     The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2000, by contractual maturity, are shown below.

                                                                                 Estimated
                                                                       Amortized   Fair
                                                                         Cost      Value
                                                                       ----------  -------
U.S. Treasury securities and obligations of U.S. Government agencies:
  Maturing within one year                                             $   21,096  $21,142
  Maturing within one through five years                                   11,000   11,105
                                                                       ----------  -------
                                                                       $   32,096  $32,247
                                                                       ==========  =======

     Certain securities, with amortized cost of $29.6 million and estimated fair value of $30.0 million at December 31, 2001 and amortized cost and estimated fair value of $11.0 million at December 31, 2000, were pledged as collateral as permitted or required by law.
     There were no sales of investment securities available-for-sale in the years ended December 31, 2001, 2000, and 1999.

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999
                          (Table amounts in thousands)

(4)  Investment Securities Held-to-Maturity:
     The amortized cost and estimated fair values of investment securities held-to-maturity at December 31, 2001 and 2000, are as follows:

                                                              December 31, 2001
                                                -------------------------------------------
                                                            Gross        Gross      Estimated
                                                Amortized   Unrealized   Unrealized   Fair
                                                Cost        Gains        Losses       Value
                                                ----------  -----------  -----------  ------
Certificate of Deposit                          $      100  $         -  $         5  $   95
Mortgage-backed securities:
  FHLMC                                                161            1            1     161
  FNMA                                                 376            1            1     376
                                                ----------  -----------  -----------  ------
  Total investment securities held-to-maturity  $      637  $         2  $         7  $  632
                                                ==========  ===========  ===========  ======






                                                              December 31, 2000
                                                -------------------------------------------
                                                            Gross        Gross      Estimated
                                                Amortized   Unrealized   Unrealized   Fair
                                                Cost        Gains        Losses       Value
                                                ----------  -----------  -----------  ------
Mortgage-backed securities:
  FHLMC                                         $      185  $         -  $         3  $  182
  FNMA                                                 409            1            3     407
                                                ----------  -----------  -----------  ------
  Total investment securities held-to-maturity  $      594  $         1  $         6  $  589
                                                ==========  ===========  ===========  ======



     As of December 31, 2001, the certificate of deposit had a contractual maturity of within one year through five years and the mortgage-backed securities had contractual maturity dates of greater than ten years.
     As of December 31, 2000, investment securities held-to-maturity had contractual maturity dates of greater than ten years.

(5)  Loans Held for Sale, Net and Loans Receivable, Net:
     Loans held for sale, net are summarized as follows:


                                     2001    2000
                                  -------  ------
One-to-four family loans          $10,423  $4,183
                                  -------  ------
  Total loans held for sale, net  $10,423  $4,183
                                  =======  ======

     The Company originates most fixed rate loans for immediate sale to the Federal Home Loan Mortgage Corporation (FHLMC) or other investors. Generally, the sale of such loans is arranged at the time the loan application is received through commitments.

     Loans receivable, net at December 31, 2001 and 2000, consisted of the following:




                                    2001      2000
                                --------  --------
First mortgage loans:
  One-to-four family            $ 68,002  $ 64,776
  Multi-family                     3,224     2,519
  Land                            19,058    21,498
  Commercial real estate          90,206    80,029
  Construction and development    57,287    56,015
                                --------  --------
    Total first mortgage loans   237,777   224,837

Junior mortgage loans              4,572     5,322
Commercial loans                  40,594    38,177
Consumer loans                    40,852    46,773
                                --------  --------
                                 323,795   315,109
Less:
  Loans in process                27,896    26,471
  Allowance for loan losses        4,470     4,235
  Deferred loan fees, net            767       742
  Loans held for sale             10,423     4,183
                                --------  --------
Loans receivable, net           $280,239  $279,478
                                ========  ========

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999
                          (Table amounts in thousands)

     Loans serviced for the benefit of others totaled approximately $87.9 million, $111.4 million and $124.1 million at December 31, 2001, 2000 and 1999, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow amounts, disbursing payments to investors and foreclosure processing.
     Qualified one-to-four family first mortgage loans are pledged to the Federal Home Loan Bank of Cincinnati as discussed in note 10.
     Impaired loans and related valuation allowance amounts at December 31, 2001 and 2000 were as follows:

                          2001       2000
                          ----       ----
Recorded investment     $3,925     $3,900
Valuation allowance     $  642     $  615

     The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999 was $3,509,000, $3,666,000 and $1,492,000,
respectively. Interest income recognized on impaired loans was not significant during the years ended December 31, 2001, 2000 and 1999.
     Activity in the allowance for loan losses, consisted of the following:


                                  2001     2000     1999
                                -------  -------  -------
Balance at beginning of period  $4,235   $4,136   $3,231
Provision for loan losses          661      306      991
Recoveries                         114       29       16
Charge-offs                       (540)    (236)    (102)
                                -------  -------  -------
Balance at end of period        $4,470   $4,235   $4,136
                                =======  =======  =======



     Non-accrual loans totaled approximately $394,000 and $123,000 at December 31, 2001 and 2000, respectively. Interest income foregone on such loans was not significant during the years ended December 31, 2001, 2000 and 1999. The Company is not committed to lend additional funds to borrowers whose loans have been placed on a non-accrual basis.
     There were no loans three months or more past due which were still accruing interest as of December 31, 2001 and 2000.
     The Company originates loans to officers and directors at terms substantially identical to those available to other borrowers. Mortgage and consumer loans to officers and directors at December 31, 2001 and 2000 were approximately $1,656,000 and $2,011,000, respectively. At December 31, 2001 funds committed that were undisbursed to officers and directors approximated $4,596,000.
     The following summarizes activity of these loans for the year ended December 31, 2001 and 2000:




                                   2001      2000
                                --------  --------
Balance at beginning of period  $ 2,011   $ 3,155
New loans                         3,652     4,754
Principal repayments             (4,007)   (5,898)
                                --------  --------
Balance at end of period        $ 1,656   $ 2,011
                                ========  ========

(6)  Office Properties and Equipment, Net:
     Office properties and equipment, less accumulated depreciation and amortization, consisted of the following at December 31, 2001 and 2000:


                                                   2001     2000
                                                -------  -------
Land                                            $ 3,440  $ 3,440
Office buildings                                 11,638   11,170
Furniture, fixtures, and equipment                8,440    7,514
Leasehold improvements                              432      315
Automobiles                                         128      146
Construction in process                               3        7
                                                -------  -------
                                                 24,081   22,592
Less accumulated depreciation and amortization    8,527    7,337
                                                -------  -------
  Office properties and equipment, net          $15,554  $15,255
                                                =======  =======

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999
                (Table amounts in thousands, except percentages)

(7)      Required Investment in Stock of Federal Home Loan Bank:
     The Bank is a member of the Federal Home Loan Bank (FHLB). As a member of this system, the Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Cincinnati in an amount equal to the greater of 1% of residential mortgage loans and mortgage-backed securities, or .3% of total assets of the Bank. At December 31, 2001, no additional investments are required. No ready market exists for the stock, and it has no quoted market value, but may be redeemed for face value by the FHLB if the Bank withdraws its membership. Accordingly, this investment is carried at the Bank's historical cost.

(8)      Mortgage Servicing Rights:
     An analysis of the activity for originated mortgage servicing rights is as follows:



Balance, December 31, 1998  $ 669
Originations                  323
Amortization                 (321)
                            ------
Balance, December 31, 1999    671
Originations                    -
Amortization                 (199)
                            ------
Balance, December 31, 2000    472
Originations                    -
Amortization                 (172)
                            ------
Balance, December 31, 2001  $ 300
                            ======

     Mortgage servicing rights are included in other assets on the consolidated balance sheet. During 2001 and 2000, the Company sold an insignificant amount of mortgage loans with servicing rights retained.

(9)  Deposits:
     Savings, demand, and time deposit account balances are summarized as follows:

                           December 31, 2001
                         -----------------------
                            Weighted
Type of Account          Average Rate   Amount
-----------------------  -------------  --------
Personal accounts                   -%  $ 48,302
NOW accounts                       .82    81,599
Money market accounts             1.86    91,594
Savings accounts                   .51    13,938
Certificates of deposit           4.22   145,557
                                        --------
                                        $380,990
                                        ========

                             December 31, 2000
                         -----------------------
                            Weighted
Type of Account          Average Rate   Amount
-----------------------  -------------  --------
Personal accounts                   -%  $ 38,630
NOW accounts                      1.47    52,343
Money market accounts             4.79    69,797
Savings accounts                  1.24    13,248
Certificates of deposit           6.37   162,516
                                        --------
                                        $336,534
                                        ========


     Scheduled maturities of certificates of deposit are as follows:

                                                     December 31, 2001
                                            ---------------------------------
                                                Weighted
                                             Average Rate    Amount    Percent
                                            -------------  ---------  --------
1 year or less                                      4.08%  $112,468     77.27%
Greater than 1 year through 2 years                 4.39     19,997     13.74
Greater than 2 years through 3 years                5.08      9,804      6.74
Greater than 3 years through 4 years                5.96      1,734      1.19
Greater than 4 years through 5 years                4.57      1,550      1.06
Thereafter                                          4.75          4         -
                                                           ---------  --------
                                                         $  145,557     100.00%
                                                         ==========   =========

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999
                (Table amounts in thousands, except percentages)

                                                   December 31, 2000
                                      ----------------------------------------
                                           Weighted
                                          Average Rate      Amount     Percent
                                      -------------------  ---------  --------
1 year or less                                 6.39%       $133,195     81.96%
Greater than 1 year through 2 years            6.24          20,097     12.37
Greater than 2 years through 3 years           6.00           5,610      3.45
Greater than 3 years through 4 years           6.41           2,063      1.27
Greater than 4 years through 5 years           6.41           1,502      0.92
Thereafter                                     5.75              49      0.03
                                                           ---------  --------
                                                          $ 162,516    100.00%
                                                          =========    =======


     Certificates of deposit in excess of $100,000 were approximately $41.1 million and $45.0 million at December 31, 2001 and 2000, respectively.
     The FDIC insures deposits of account holders up to $100,000 per insured depositor. To provide for this insurance, the Bank must pay a risk-based annual assessment which considers the financial soundness of the institution and capitalization level. At December 31, 2001, the Bank was assessed at the FDIC's lowest assessment level, as a well capitalized institution.
     Interest expense on deposit balances for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:



                                  2001          2000         1999
                               -------       -------       ------
Savings accounts               $   130       $   169       $  184
Money market and NOW accounts    3,461         3,660        2,885
Certificates of deposit          9,027         9,067        6,913
                               -------       -------       ------
                               $12,618       $12,896       $9,982
                               =======       =======       ======

(10)  Advances from the Federal Home Loan Bank of Cincinnati:
     FHLB advances are summarized as follows:

                                                        December 31,
                                            -----------------------------------
                                                     2001            2000
                                            -----------------------------------
                                                    Weighted           Weighted
                                                     Average            Average
Type of Advances                             Amount    Rate     Amount    Rate
-------------------------------------------------------------------------------
Fixed-rate                                    $ 998    2.25%    $1,578    3.68%
                                              =====    =====    ======    =====



     Scheduled maturities of FHLB advances as of December 31, 2001 are as follows:

                      Amount at
     Year Ended        Stated
     December 31,     Maturity
     -----------      --------
     2002              $54
     2003               54
     2004               54
     2005               54
     2006               54
     Thereafter        728
                       ---
                      $998
                      ====

     The Bank has an approved line of credit of $10,000,000 at December 31, 2001 which is secured by a blanket agreement to maintain residential first mortgage loans with a principal value of 125% of the outstanding advances and has a variable interest rate. The Company can increase its borrowings from the FHLB to $43,184,000 at December 31, 2001.

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999
                (Table amounts in thousands, except percentages)

(11)  Income Taxes:
     The components of income tax expense (benefit) are as follows:

                                                    2001     2000     1999
                                                  -------  -------  ------
Current income tax expense:
   Federal                                        $2,071   $2,538   $2,139
   State                                             379      477      409
                                                  -------  -------  ------
   Total current income tax expense                2,450    3,015    2,548
                                                  -------  -------  ------
Deferred income tax (benefit) expense:
   Federal                                           (13)     (11)     119
   State                                              (2)      (1)      14
                                                  -------  -------  ------
     Total deferred income tax (benefit) expense     (15)     (12)     133
                                                  -------  -------  ------
   Income tax expense                             $2,435   $3,003   $2,681
                                                  =======  =======  ======



     The following table presents a reconciliation of the provision for income taxes as shown in the consolidated statements of income, with that which would be computed by applying the statutory federal income tax rate of 34% to income before income taxes.


                                                    2001           2000           1999
-------------------------------------------------------------------------------------------
Tax expense at statutory rates                 $1,508  34.0%  $2,399   34.0%  $2,091  34.0%
Increases (decrease) in taxes resulting from:
   State income tax, net of federal effect        250   5.6      314    4.5      279   4.5
   Nondeductible ESOP compensation                247   5.6      299    4.2      228   3.7
   Nondeductible MRP compensation                 286   6.5      105    1.5       40   0.7
   Other, net                                     144   3.2     (114)  (1.6)      43   0.7
                                               ------  -----  -------  -----  ------  -----
Total income tax expense                       $2,435  54.9%  $3,003   42.6%  $2,681  43.6%
                                               ======  =====  =======  =====  ======  =====

     In years ended December 31, 1995 and prior, the Bank was allowed under the Internal Revenue Code to deduct, subject to certain conditions, an annual addition to a reserve for bad debts (reserve method) in determining taxable income. Legislation enacted in August 1996 repealed the reserve method effective for the Bank for the year ended December 31, 1996.
     The tax effects of temporary differences that give rise to the significant portions of deferred tax asset and liabilities at December 31, 2001 and 2000, are as follows:


                                                  2001    2000
                                                ------  ------
Deferred tax assets:
   Loans receivable, allowance for loan losses  $1,670  $1,589
   Deferred loan fees                              291     281
   Other                                            14       -
                                                ------  ------
     Total deferred tax asset                    1,975   1,870
                                                ------  ------

Deferred tax liabilities:
   FHLB stock                                      518     464
   Office properties and equipment                 156     126
   Other                                             6       -
                                                ------  ------
     Total deferred tax liability                  680     590
                                                ------  ------
     Net deferred tax asset                     $1,295  $1,280
                                                ======  ======



     SFAS 109, Accounting for Income Taxes, requires that the tax benefit of deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not." In accordance with SFAS 109, the realization of tax benefits of deductible temporary differences depends on whether the Company has sufficient taxable income within the carryback and carryforward period permitted by tax law to allow for utilization of the deductible amounts. Taxable income in the carryback period and estimates of taxable income in the carryforward period were expected to be sufficient to utilize such differences. As such, no valuation allowance was established at December 31, 2001 and 2000.

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999

(12)  Employee Benefit Plans:
     401(k) Plan - The Company sponsors a 401(k) plan, which is available to all employees who meet minimum eligibility requirements. Management has contributed 2% of employees' earnings to the Plan on the employees' behalf. Participants may generally contribute up to 15% of earnings, and, in addition, management will match employee contributions up to 4%. Expense related to Company contributions amounted to $345,000, $285,000 and $213,000 in the years ended December 31, 2001, 2000 and 1999, respectively.
     Employee Stock Ownership Plan - The Cavalry Banking Employee Stock Ownership Plan (ESOP) is a noncontributory retirement plan adopted by the Company effective January 1, 1998 which includes all employees who meet minimum eligibility requirements. The ESOP acquired 603,060 shares of the Corporation's common stock at the time of conversion at a price of $10 per share with proceeds of a loan from the Corporation in the amount of approximately $6,031,000. The Bank makes periodic cash contributions to the ESOP in an amount sufficient for the ESOP to make the scheduled payments under the note payable to the Corporation. In connection with the cash distribution (discussed in note 14), the ESOP received approximately $4.5 million on its shares of the Corporation's common stock. The ESOP purchased an additional 321,305 shares with the proceeds.
     This off-balance sheet note payable has a term of 12 years, bears interest at 8.5% and requires a level quarterly payment of principal and interest of approximately $202,000. The note is collateralized by the shares of common stock held by the ESOP.
     As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants based upon compensation. Compensation expense is determined by multiplying the per share market price of the Corporation's stock at the time the shares are committed to be released by the number of shares to be released. The value of the released shares is recorded at cost as a deduction to common stock and the value of the released shares at market is recorded as an addition or deduction to unallocated ESOP shares. The Company recognized approximately $1,122,000, $1,156,000, and $1,264,000 in compensation expense in the years ended December 31, 2001, 2000 and 1999, respectively, related to the ESOP of which approximately $657,000, $639,000 and $593,000 reduced the cost of unallocated ESOP shares and $465,000, $517,000 and $671,000 increased common stock on the balance sheets, respectively.
     The cost of the unallocated shares is reflected as a reduction of equity. Unallocated shares are considered neither outstanding shares for computation of basic earnings per share nor potentially dilutive securities for computation of diluted earnings per share. Dividends on unallocated ESOP shares are reflected as a reduction in the note payable.
     Shares released or committed to be released for allocation during the years ended December 31, 2001 and 2000 totaled 101,471 and 150,871, respectively. Shares remaining not released or committed to be released for allocation at December 31, 2001 and 2000 totaled 570,844 and 672,315, and had a market value of approximately $6,542,000 and $7,143,000, respectively.

(13)  Stock Compensation Plans:
     Management Recognition Plan - On April 22, 1999, the Corporation's stockholders approved the Cavalry Bancorp, Inc. 1999 Management Recognition Plan
(MRP). 301,530 shares were awarded under the MRP. The objective of the MRP was to reward performance and build the participant's equity interest in the Company by providing long-term incentives and rewards to officers, key employees and other persons who provide services to the Company and its subsidiaries. Shares of common stock awarded under the MRP originally were to vest over a five year period. Compensation expense is determined by the value of the stock on the award date, recognized on a straight-line basis over the vesting period. Participants are entitled to all voting and other stockholder rights related to the shares, including unvested shares. Participants also receive dividends and other distributions with respect to such stock. Also, all such shares are included in outstanding shares for the computation of basic earnings per share.
     Total compensation expense recognized for the MRP during 2001, 2000 and 1999 was $3.2 million, $1.2 million and $2.4 million, respectively. The 1999 compensation expense amount was comprised of a one-time nonrecurring charge for the special cash distribution (discussed in note 14) and vesting of shares. Also, as a result of the special cash distribution, the basis of recognizing compensation over the vesting period was reduced from $22.38 to $16.76. The MRP was terminated during the fourth quarter of 2001 and all remaining compensation expense was recognized.
     Stock Option Plan - On April 22, 1999, the Corporation's stockholders approved the Cavalry Bancorp, Inc. 1999 Stock Option Plan (SOP). The SOP allows the granting to management and directors the option to purchase common stock of the Corporation (options) aggregating to 753,825 shares. All employees and non-employee directors are eligible to participate in the SOP. Each option will have a term of 10 years and the exercise price of each option will not be less than the fair market value of the shares on the date of the grant. Options will vest in equal installments over a five-year period. In the event of a change in control of the Company, all options will become fully vested and immediately exercisable. If provision is not made for the assumption of the options in connection with the change of control, the SOP provides for cash settlement of any outstanding options.

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999

     The following is an analysis of stock option activity:

                                                     Weighted
                            Options                  Average
                            Available   Options      Exercise
                            For Grant   Outstanding  Price
                            ----------  -----------  ---------

Balance, December 31, 1999          -             -  $       -
   Plan adopted               753,825             -          -
                            ----------  -----------

Balance, December 31, 2000    753,825             -          -
   Granted                   (753,825)      753,825      10.03
                            ----------  -----------

Balance, December 31, 2001          -       753,825      10.03
                            ==========  ===========

     The following is a summary of stock options outstanding at December 31, 2001:

             Weighted
             Average
            Remaining
Exercise   Contractual     Options      Options
Price      Life (Years)  Outstanding  Exercisable
---------  ------------  -----------  -----------
10.63          9.0          188,464        -
10.00          9.6          188,464        -
 9.75          9.7          376,897        -
                            -------       ---
10.03          9.5          753,825        -
                            =======       ===

     The Company applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for the plan. No compensation cost has been recognized for the plan because the stock option price is equal to or greater than the fair value at the grant date. Had compensation cost for the plan been determined based on the fair value method of SFAS 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have decreased to the pro forma amounts indicated below (in thousands, except per share data):

                               Year Ended
                           December 31, 2001
                           ------------------
Net income:
   As reported             $    1,999
   Pro forma               $    1,933

Basic earnings per share:
   As reported             $     0.31
   Pro forma               $     0.30

     The weighted average fair value of options granted in the year ended December 31, 2001 was $2.65 per share. The fair value of the option grant is estimated on the date of grant using an option pricing model with the following assumptions:




                              Year Ended
                          December 31, 2001
                          ------------------
Dividend yield                   1.75%
Risk-free interest rate       4.52% -5.11%
Expected volatility                25%
Expected life (years)              7

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999

(14)  Equity:
Liquidation Account
     At the time of the conversion, the Bank established a liquidation account for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held before any distribution may be made to the Corporation with respect to the Bank's capital stock.

Dividends
     The Corporation's sources of income and funds for dividends to its stockholders are earnings on its investments and dividends from the Bank. The Bank's primary regulator, the Office of Thrift Supervision (OTS), has regulations that impose certain restrictions on payment of dividends to the Corporation. Current regulations of the OTS allow the Bank (based upon its current capital level and supervisory status assigned by the OTS) to pay a dividend of up to 100% of net income to date during the calendar year plus the retained income for the preceding two years. Supervisory approval is not required, but 30 days prior notice to the OTS is required. Any capital distribution in excess of this amount would require supervisory approval. Capital distributions are further restricted should the Bank's capital level fall below the fully phased-in capital requirements of the OTS. In no case will the Bank be allowed to make a capital distribution reducing equity below the required balance of the liquidation account. The Bank paid dividends to the Corporation totaling $11,600,000 and $43,250,000 during the years ended December 31, 2001 and 2000, respectively. On December 23, 1999, the Corporation paid a cash distribution of $7.50 per share to its stockholders.
     OTS regulations also place restrictions on the Corporation with respect to repurchases of its common stock. With prior notice to the OTS, the Corporation is allowed to repurchase its outstanding shares. During 2001, the Corporation requested and received regulatory approval to acquire 710,480 shares of its outstanding common stock. As of December 31, 2001, 25,000 shares had been repurchased at a cost of approximately $271,000. No outstanding shares were repurchased by the Corporation during the year ended December 31, 2000. During 1999, the Corporation requested and received regulatory approval to acquire 358,066 shares of its outstanding common stock. The shares were acquired for $8,865,000.

(15)  Regulatory Matters:
     The amounts for retained earnings and net income reported to the OTS agree to the amounts per the accompanying consolidated financial statements at December 31, 2001, 2000 and 1999, and for the years then ended.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established a capital based supervisory system of Prompt Corrective Action (PCA) for all insured depository institutions. The regulations adopted pursuant to FDICIA, effective December 19, 1992, established capital categories that determine the degree of supervisory PCA to which a depository institution could be subjected. The categories consist of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized". An institution is deemed to be "well capitalized" if (a) its risk-based capital ratio is 10% or greater, (b) its Tier 1 risk-based capital ratio is 6% or greater, and (c) its leverage ratio is 5% or greater. At December 31, 2001 the Bank was "well-capitalized."
     When an insured depository institution's capital ratios fall below the "well-capitalized" level it becomes subject to a series of increasingly restrictive supervisory actions, to the point where a conservator or receiver must be designated for a "critically undercapitalized" institution unless certain certifications are made by the appropriate regulatory agencies. An institution is deemed to be

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999
                (Table amounts in thousands, except percentages)


critically undercapitalized" if its ratio of Tier 1 capital to total assets is 2% or less. The following table presents the Bank's equity capital and regulatory capital ratios as of December 31, 2001 and December 31, 2000:


                                                       December 31, 2001
                                  --------------------------------------------------------------------
                                                                                 Tier 1      Total
                                                                      Core 1      risk-      risk-
                                  Equity      Tangible    Tangible    leverage    based      based
                                  capital     capital     equity      capital     capital    capital
                                  ----------  ----------  ----------  ----------  ---------  ---------
Equity capital                    $  36,176   $  36,176   $  36,176   $  36,176   $ 36,176   $ 36,176
Unrealized gain on investment
   securities available-for-sale          -        (146)       (146)       (146)      (146)      (146)
General valuation allowances              -           -           -           -          -      4,470
                                  ----------  ----------  ----------  ----------  ---------  ---------
Regulatory capital measure        $  36,176   $  36,030   $  36,030   $  36,030   $ 36,030   $ 40,500
                                  ==========  ==========  ==========  ==========  =========  =========
Total assets                      $ 419,121
                                  ==========
Adjusted total assets                          $ 418,884   $ 418,884   $ 418,884
                                               ==========  ==========  ==========
Risk-weighted assets                                                              $347,814   $347,814
                                                                                  =========  =========
Capital ratio                          8.63%       8.60%       8.60%       8.60%     10.36%     11.64%
                                  ==========  ==========  ==========  ==========  =========  =========

                                                       December 31, 2001
                                  --------------------------------------------------------------------
                                                                                  Tier 1     Total
                                                                      Core 1      risk-      risk-
                                  Equity      Tangible    Tangible    leverage    based      based
                                  capital     capital     equity      capital     capital    capital
                                  ----------  ----------  ----------  ----------  ---------  ---------
Equity capital                    $  42,013   $  42,013   $  42,013   $  42,013   $ 42,013   $ 42,013
Unrealized gain on investment
   securities available-for-sale          -         (95)        (95)        (95)       (95)       (95)
General valuation allowances              -           -           -           -          -      4,235
                                  ----------  ----------  ----------  ----------  ---------  ---------
Regulatory capital measure        $  42,013   $  41,918   $  41,918   $  41,918   $ 41,918   $ 46,153
                                  ==========  ==========  ==========  ==========  =========  =========
Total assets                      $ 381,785
                                  ==========
Adjusted total assets                         $ 381,634   $ 381,634   $ 381,634
                                              ==========  ==========  ==========
Risk-weighted assets                                                              $330,520   $330,520
                                                                                  =========  =========
Capital ratio                         11.00%      10.98%      10.98%      10.98%     12.68%     13.96%
                                  ==========  ==========  ==========  ==========  =========  =========


     Bank's management believes that at December 31, 2001, that the Bank meets all capital requirements to which it is subject.

(16)  Earnings Per Share:
     Earnings per share of common stock are based on the weighted average number of basic shares and dilutive shares outstanding during the year.
     The following is a reconciliation of weighted average common shares for the basic and diluted earnings per share computations:

                                                   Years Ended December 31,
                                                -------------------------------
                                                     2001       2000       1999
                                                ---------  ---------  ---------
Basic Earnings per Share:
   Weighted average common shares               6,478,827  6,370,127  6,641,040
                                                =========  =========  =========

Diluted Earnings per Share:
   Weighted average common shares               6,478,827  6,370,127  6,641,040
   Diluted effect of stock options                 27,907          -          -
                                                ---------  ---------  ---------
Weighted average common and incremental shares  6,506,734  6,370,127  6,641,040
                                                =========  =========  =========

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999
                          (Table amounts in thousands)

(17)   Financial Instruments with Off-Balance-Sheet Risk:
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.
     At December 31, 2001 and 2000, unused lines of credit were approximately $32,492,000 and $35,331,000, respectively, with the majority having terms of one year for commercial and two to five years for consumer; outstanding letter of credit balances were approximately $4,600,000 and $7,377,000, respectively; and commitments to originate or purchase loans were approximately $27,896,000 and $26,471,000, respectively. The commitments to originate loans at December 31, 2001 were composed of variable rate loans of approximately $22,744,000 and fixed rate loans of approximately $5,152,000. The fixed rate loans had interest rates ranging from 5.90% to 8.13%. The commitments to originate loans at December 31, 2000 were composed of variable rate loans of approximately $20,810,000 and fixed rate loans of approximately $5,661,000. The fixed rate loans had interest rates ranging from 6.25% to 9.63%.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include property, plant, and equipment and income-producing commercial properties.
     Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(18)     Fair Value of Financial Instruments:
Information about the fair value of the financial instruments in the consolidated balance sheets, which should be read in conjunction with Note 1 and certain other notes to the consolidated financial statements presented elsewhere herein, is set forth as follows :




                                                    2001              2000
                                         -----------------------------------------
                                                      Estimated          Estimated
                                           Carrying     Fair    Carrying    Fair
                                             Amount     Value     Amount    Value
----------------------------------------------------------------------------------
Financial assets:
   Cash and cash equivalents             $   69,281  $  69,281  $ 45,025  $ 45,025
   Investment securities available-
      for-sale                               41,808     41,808    32,247    32,247
   Investment securities held-
      to-maturity                               637        632       594       589
   Loans receivable, net                    280,239    282,845   279,478   277,397
   Loans held for sale                       10,423     10,423     4,183     4,183
   Accrued interest receivable                2,139      2,139     2,559     2,559
   Required investment in stock of
      the Federal Home Loan Bank              2,159      2,159     2,020     2,020
   Bank owned life insurance                  7,500      7,500         -         -
Financial liabilities:
   Deposits with no stated maturity         235,433    235,433   174,018   174,018
   Certificates of deposits                 145,557    147,882   162,516   163,279
   Advances from the FHLB                       998        765     1,578     1,453

Off-balance sheet assets (liabilities):
Unused lines of credit                            -          -         -         -
Standby letters of credit                         -          -         -         -
Commitments to extend credit                      -          -         -         -

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999
                          (Table amounts in thousands)

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

(20)  Condensed Parent Company Only Financial Statements:
     The following table presents the condensed balance sheets of the Corporation at December 31, 2001 and 2000, and the condensed statements of income and cash flows for the years ended December 31, 2001, 2000 and 1999:

Condensed Balance Sheets:



                                       2001     2000
                                    -------  -------
Assets:
   Cash and cash equivalents        $12,860  $ 2,244
   Investment in Bank                   184    5,419
   Note receivable from Bank          4,180    4,781
   Other assets                         101       91
                                    -------  -------
      Total assets                  $17,325  $12,535
                                    =======  =======

Liabilities and Equity:
   Other liabilities                $   330  $   377
   Equity                            16,995   12,158
                                    -------  -------
      Total liabilities and equity  $17,325  $12,535
                                    =======  =======

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999
                          (Table amounts in thousands)




                                                                                   2001       2000       1999
--------------------------------------------------------------------------------------------------------------
Condensed Statements of Income:
   Investment income:
      Interest income                                                           $   528   $    499   $  1,343
      Dividends from Bank                                                        11,600     43,250          -
                                                                                --------  ---------  ---------
                                                                                 12,128     43,749      1,343
   Interest expense                                                                   -        129        148
                                                                                --------  ---------  ---------
     Net interest income                                                         12,128     43,620      1,195
   Non-interest expense                                                             342        310        476
                                                                                --------  ---------  ---------

   Income before income taxes and equity in
      undistributed earnings of the Bank                                         11,786     43,310        719
Provision for income taxes                                                           24         21        277
                                                                                --------  ---------  ---------

Income before equity in undistributed
    earnings of Bank                                                             11,762     43,289        442
Equity in undistributed earnings
   (distribution In excess of earnings) of Bank                                  (9,763)   (39,237)     3,027
                                                                                --------  ---------  ---------
   Net income                                                                   $ 1,999   $  4,052   $  3,469
                                                                                ========  =========  =========


                                                                                   2001       2000       1999
--------------------------------------------------------------------------------------------------------------
Condensed Statements of Cash Flows:
   Cash flows from operating activities:
     Net income                                                                 $ 1,999   $  4,052   $  3,469
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Equity in undistributed earnings of Bank                                     -          -     (3,027)
         Distributions in excess of earnings of Bank                              9,763     39,237          -
         Net accretion of investments available-for-sale and held-to-maturity         -          -         (1)
         Net change in other assets and liabilities                                 (55)      (109)       194
                                                                                --------  ---------  ---------
     Net cash provided by operating activities                                   11,707     43,180        635
                                                                                --------  ---------  ---------
   Cash flows from investing activities:
      Investment in Bank                                                           (130)      (166)      (111)
      Maturities of investments available-for-sale                                    -          -     13,500
      Collection on notes receivable from Bank                                      601        535        451
                                                                                --------  ---------  ---------
      Net cash provided by investing activities                                     471        369     13,840
                                                                                --------  ---------  ---------
   Cash flows from financing activities:
     Other borrowings advances (repayments)                                           -    (45,000)    45,000
     Retirement of common stock                                                    (271)         -     (8,865)
     Dividends paid                                                              (1,291)    (1,255)    (1,315)
     Cash distribution                                                                -          -    (53,286)
                                                                                --------  ---------  ---------
     Net cash used in financing activities                                       (1,562)   (46,255)   (18,466)
                                                                                --------  ---------  ---------
     Net increase (decrease) in cash and cash equivalents                        10,616     (2,706)    (3,991)
     Cash and cash equivalents at beginning of year                               2,244      4,950      8,941
                                                                                --------  ---------  ---------
     Cash and cash equivalents at end of year                                   $12,860   $  2,244   $  4,950
                                                                                ========  =========  =========

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999
             (Table amounts in thousands, except per share amounts)

(21)  Quarterly Results of Operations: (Unaudited)
     Summarized unaudited quarterly operating results for the years ended December 31, 2001 and 2000 are as follows:



                                                         First       Second      Third       Fourth
                                                         Quarter     Quarter     Quarter     Quarter
                                                         ----------  ----------  ----------  -----------
December 31, 2001:
   Interest income                                       $    7,500  $    7,186  $    6,931  $    6,491
   Interest expense                                           3,642       3,472       3,174       2,361
                                                         ----------  ----------  ----------  -----------
   Net interest income                                        3,858       3,714       3,757       4,130
   Provision for loan losses                                    103          63          82         413
                                                         ----------  ----------  ----------  -----------
   Net interest income after provision for loan losses        3,755       3,651       3,675       3,717
   Non-interest income                                        1,762       2,125       2,009       2,404
   Non-interest expense                                       3,856       4,106       3,955       6,747
                                                         ----------  ----------  ----------  -----------
   Income before income taxes                                 1,661       1,670       1,729        (626)
   Income taxes                                                 704         717         709         305
                                                         ----------  ----------  ----------  -----------
   Net income                                            $      957  $      953  $    1,020  $     (931)
                                                         ==========  ==========  ==========  ===========
   Basic earnings per share (note 16)                    $     0.15  $     0.15  $     0.16  $    (0.14)
                                                         ==========  ==========  ==========  ===========
   Diluted earnings share (note 16)                      $     0.15  $     0.15  $     0.16  $    (0.14)
                                                         ==========  ==========  ==========  ===========
Weighted average shares
    outstanding - basic (note 16)                         6,444,654   6,469,086   6,493,217   6,506,975
                                                         ==========  ==========  ==========  ===========
Weighted average shares
    outstanding - diluted (note 16)                       6,458,994   6,478,762   6,529,616   6,576,473
                                                         ==========  ==========  ==========  ===========

December 31, 2000:
   Interest income                                       $    6,979  $    7,200  $    7,538  $    7,719
   Interest expense                                           3,108       3,100       3,263       3,599
                                                         ----------  ----------  ----------  -----------
   Net interest income                                        3,871       4,100       4,275       4,120
   Provision for loan losses                                     74          67           -         165
                                                         ----------  ----------  ----------  -----------
   Net interest income after
    provision for loan losses                                 3,797       4,033       4,275       3,955
   Non-interest income                                        1,344       1,453       1,462       1,436
   Non-interest expense                                       3,686       3,604       3,753       3,657
                                                         ----------  ----------  ----------  -----------

   Income before income taxes                                 1,455       1,882       1,984       1,734
   Income taxes                                                 627         771         815         790
                                                         ----------  ----------  ----------  -----------
   Net income                                            $      828  $    1,111  $    1,169  $      944
                                                         ==========  ==========  ==========  ===========
   Basic earnings per share (note 16)                    $     0.13  $     0.18  $     0.18  $     0.15
                                                         ==========  ==========  ==========  ===========
Weighted average
   shares outstanding (note 16)                           6,340,984   6,320,328   6,397,364   6,420,977
                                                         ==========  ==========  ==========  ===========

(22)  Comprehensive Income:
     SFAS 130, Reporting Comprehensive Income, established standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive net income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the years ended December 31, 2001, 2000 and 1999:


                                             Pre-Tax     (Expense)  Net of Tax
                                             Amount     Benefit     Amount
                                             ---------  ----------  ------------
December 31, 2001:
   Unrealized holding gains for the period   $     86   $     (35)  $        51
                                             =========  ==========  ============
December 31, 2000:
   Unrealized holding gains for the period   $    155   $     (58)  $        97
                                             =========  ==========  ============
December 31, 1999:
   Unrealized holding losses for the period  $    (85)  $      32   $       (53)
                                             =========  ==========  ============

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999
                          (Table amounts in thousands)

(23)  Business Segments:
     The Company's segments are identified by the products and services offered, principally distinguished as banking, trust and mortgage banking operations. Approximately 30% of mortgage banking revenues are derived each year from transactions with agencies of the U.S. government. In addition, one unrelated entity purchased approximately 50% of mortgage loans sold in 2001 and 2000.
     Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in Note 1. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods. These methods have been consistently applied.

                                              Mortgage
2001                               Banking    Banking    Trust  Consolidated
----------------------------------------------------------------------------
Interest revenue                  $ 28,108  $      -   $      -  $ 28,108
Other income-external customers      4,394       249      1,096     5,739
Interest expense                    12,649         -          -    12,649
Depreciation and amortization        1,029       131         40     1,200
Other significant items:
   Provisions for loan losses          661         -          -       661
   Gain on sale of assets               24     2,537          -     2,561
Segment profit                       3,960       255        219     4,434
Segment assets                     421,762    10,756        356   432,874

                                              Mortgage
2000                               Banking    Banking    Trust  Consolidated
----------------------------------------------------------------------------
Interest revenue                  $ 29,436  $      -   $      -  $ 29,436
Other income-external customers      2,818       256      1,067     4,141
Interest expense                    13,070         -          -    13,070
Depreciation and amortization          762       133         33       928
Other significant items:
   Provisions for loan losses          306         -          -       306
   Gain on sale of assets                6     1,548          -     1,554
Segment profit (loss)                6,976      (164)       243     7,055
Segment assets                     379,594     4,305        386   384,285

                                              Mortgage
1999                               Banking    Banking    Trust  Consolidated
----------------------------------------------------------------------------

Interest revenue                  $ 28,008  $      -   $      -  $ 28,008
Other income-external customers      2,245       219        936     3,400
Interest expense                    10,130         -          -    10,130
Depreciation and amortization          859       198         44     1,101
Other significant items:
   Provisions for loan losses          991         -          -       991
   Gain on sale of assets                3     2,245          -     2,248
Segment profit (loss)                6,075       (49)       124     6,150
Segment assets                     390,648     4,596        175   395,419

                     Cavalry Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999

(24)  Subsequent Events:
     On January 4, 2002, the Bank entered into a Stock Purchase Agreement (the Agreement) with the shareholders of Miller & Loughry Insurance and Services, Inc. (MLI&S), a Tennessee corporation located in Murfreesboro, Tennessee. Pursuant to the terms of the Agreement, the Bank purchased 100% of the capital stock issued and outstanding of MLI&S for a cash purchase price of approximately $2.0 million.
     As of January 1, 2002, the Bank converted to a state chartered commercial bank and was accepted as a member of the Federal Reserve System. The Company charter became a bank holding company as a result of the conversion. The Company's federal regulator became the Board of Governors of the Federal Reserve System. The Bank's regulators became the Tennessee Department of Financial Institutions and the Board of Governors of the Federal Reserve System.

                              Corporate Information

CORPORATE  ADDRESS
114  West  College  Street
Murfreesboro,  Tennessee  37130
(615)  893-1234

TRANSFER  AGENT  AND  REGISTRAR
ChaseMellon  Shareholder  Services,  L.L.C.
85  Challenger  Road
Overpeck  Center
Ridgefield  Park,  NJ  07660

INDEPENDENT  AUDITORS
Rayburn,  Betts  &  Bates,  P.C.
Nashville,  Tennessee

MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY MATTERS The common stock of Cavalry Bancorp, Inc. is listed on the Nasdaq National Market System under the symbol "CAVB." The following table discloses on a quarterly basis the high, low and closing price and dividends declared for the stock for the years ended December 31, 2001 and 2000.

                               2001
               Fourth    Third     Second    First
               Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------
Market Price:
High. . . . .  $  11.95  $  11.94  $  12.00  $  12.63
Low . . . . .  $  10.17  $   9.75  $  10.53  $  10.63
Close . . . .  $  11.46  $  10.55  $  10.65  $  11.75

Dividends
Declared. . .  $   0.05  $   0.05  $   0.05  $   0.05


                              2000
               Fourth    Third     Second    First
               Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------
Market Price:
High. . . . .  $  12.13  $  12.25  $  13.00  $  16.44
Low . . . . .  $  10.50  $  11.13  $  10.63  $  11.88
Close . . . .  $  10.63  $  12.00  $  11.56  $  12.63

Dividends
Declared. . .  $   0.05  $   0.05  $   0.05  $   0.05



The Company may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Company's regulatory capital to be reduced below the amount required for the liquidation account established in connection with the mutual to stock conversion. The approximate number of shareholders of the Company's common stock as of March 1, 2002, was 2,500.

ANNUAL  MEETING
The Annual Meeting of Shareholders of Cavalry Bancorp, Inc. will be held at 10:00 a.m. Central Daylight Time, April 25, 2002, in the Fifth Floor Auditorium of the main office of Cavalry Banking, 114 West College Street, Murfreesboro, Tennessee.

A COPY OF THE FORM 10-K, INCLUDING CONSOLIDATED FINANCIAL STATEMENTS, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO SHAREHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF SHAREHOLDERS UPON WRITTEN REQUEST TO IRA B. LEWIS, JR., SECRETARY, CAVALRY BANCORP, INC., 114 WEST COLLEGE STREET, MURFREESBORO, TENNESSEE 37130.

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT


Parent
------

Cavalry  Bancorp,  Inc.


                                Percentage        Jurisdiction or
Subsidiaries (a)               of Ownership      State of Incorporation
-----------------------------  ----------------  ----------------------

Cavalry Banking                      100%        United States

Cavalry Enterprises, Inc. (b)        100%        Tennessee



(a) The operation of the Company's wholly owned subsidiaries are included in the Company's Financial Statements contained in Item 8 of this Form 10-K.
(b) Cavalry Enterprises, Inc. is wholly owned by the subsidiary Cavalry Banking. The Bank's investment is not material.

                                   EXHIBIT 23

                    CONSENT OF RAYBURN, BETTS & BATES, P.C.

     [Letterhead  of  Rayburn,  Betts  &  Bates,  P.C.]



                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------



We consent to the incorporation by reference in Registration Statement No. 333-48007 and Registration Statement No. 333-35256 of Cavalry Bancorp, Inc. on Forms S-8, of our report dated January 25, 2002, appearing in the Annual Report to Shareholders of Cavalry Bancorp, Inc. for the year ended December 31, 2001 incorporated by reference in this Form 10-K.



Rayburn, Betts & Bates, P.C.

Nashville, Tennessee
March 27, 2002