Form 10-Q
period 2002-03-31
CAVALRY BANCORP INC
filed 2002-05-10
CIK 1049535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

{  X  }    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the Quarterly Period Ended March 31, 2002 or

{      }   Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 For the Transition period from___________
           To ___________

Commission File Number: 0-23605


                              CAVALRY BANCORP, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)


              Tennessee                                       62-1721072
           ---------------                                    ----------
     (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                      I.D. Number)

114 West College Street, Murfreesboro, Tennessee                  37130
------------------------------------------------               ----------
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

Common Stock Issued and Outstanding: 6,973,624 as of May 10, 2002.

                              CAVALRY BANCORP, INC.
                                Table of Contents

Part I      Financial Information                                                 Page

Item 1.     Financial Statements

            Consolidated Balance Sheets at March 31, 2002 (unaudited)
            and December 31, 2001                                                     1


            Consolidated Statements of Income (unaudited) for the Three Months
            Ended March 31, 2002 and 2001                                             2


            Consolidated Statements of Comprehensive Income (unaudited) for the
            Three Months Ended March 31, 2002 and 2001                                3


            Consolidated Statements of Cash Flows (unaudited) for the
            Three Months Ended March 31, 2002 and 2001                                4


            Notes to Consolidated Financial Statements (unaudited)                  5-7


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                    7-10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk               10

Part II     Other Information                                                     11-12

Signatures                                                                           13

Part I.     Financial Information

ITEM 1.                 FINANCIAL STATEMENTS

                                                  CAVALRY BANCORP, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                    MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001
                                                (DOLLARS IN THOUSANDS)

                              ASSETS                                          March 31, 2002    December 31, 2001
---------------------------------------------------------------------------  ----------------  -------------------
                                                                               (Unaudited)
Cash and due from banks                                                      $        16,148   $           23,596
Interest-bearing deposits with other financial institutions                              273                  393
Federal funds sold                                                                    39,642               45,292
                                                                             ----------------  -------------------
Cash and cash equivalents                                                             56,063               69,281
Investment securities available-for-sale at fair value (amortized cost:
 $33,775 and $41,571 at March 31, 2002 and December 31, 2001, respectively)           33,781               41,808
Investment securities held to maturity - at amortized cost (fair value:
  $617 and $632 at March 31, 2002 and December 31, 2001, respectively)                   621                  637
Federal Home Loan Bank of Cincinnati and
Federal Reserve Bank stock - at cost                                                   3,423                2,159
Loans held for sale, at estimated fair value                                          10,936               10,423
Loans receivable, net of allowances for loan losses of $4,570 in 2002 and
  $4,470 in 2001                                                                     284,850              280,239
Accrued interest receivable                                                            2,026                2,139
Office properties and equipment, net                                                  17,286               15,554
Bank owned life insurance                                                              7,532                7,500
Foreclosed assets, net                                                                   225                  184
Goodwill                                                                               1,741                    -
Other assets                                                                           2,489                2,950
                                                                             ----------------  -------------------
Total assets                                                                 $       420,973   $          432,874
                                                                             ================  ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------
Liabilities:
Deposits:
     Interest-bearing                                                        $       323,397   $          332,688
      Non-interest-bearing                                                            44,862               48,302
                                                                             ----------------  -------------------
            Total deposits                                                           368,259              380,990
Advances from Federal Home Loan Bank of Cincinnati                                       984                  998
Accrued expenses and other liabilities                                                 3,197                2,080
                                                                             ----------------  -------------------
               Total liabilities                                                     372,440              384,068
                                                                             ----------------  -------------------
Shareholders' equity:
Preferred stock, no par value
  Authorized- 250,000 shares; none issued or outstanding at
     March 31, 2002 and December 31, 2001                                                  -                    -
Common stock, no par value
  Authorized- 49,750,000 shares; issued and outstanding
     6,989,120 and 7,079,801 at March 31, 2002
     and December 31, 2001, respectively                                              10,649               11,683
Retained earnings                                                                     41,462               40,700
Unallocated ESOP Shares                                                               (3,582)              (3,723)
Accumulated other comprehensive income, net of tax                                         4                  146
                                                                             ----------------  -------------------

Total shareholders' equity                                                            48,533               48,806
                                                                             ----------------  -------------------
Total liabilities and shareholders' equity                                   $       420,973   $          432,874
                                                                             ================  ===================


Note:  The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See accompanying notes to consolidated financial statements.

                              CAVALRY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               Three Months Ended
                                                     March 31,
                                                 2002        2001
                                              ----------  ----------

Interest and dividend income:
 Loans                                        $    5,226  $    6,492
 Investment securities                               520         584
 Other                                               172         424
                                              ----------  ----------
       Total interest and dividend income          5,918       7,500
                                              ----------  ----------
Interest expense - deposits                        1,924       3,628
Interest expense - borrowings                          5          14
                                              ----------  ----------
      Total interest expense                       1,929       3,642
                                              ----------  ----------
 Net interest income                               3,989       3,858
 Provision for loan losses                           109         103
                                              ----------  ----------
  Net interest income after provision
     for loan losses                               3,880       3,755
                                              ----------  ----------
Non-interest income:
  Servicing income                                    69          75
  Gain on sale of loans, net                         569         403
  Deposit servicing fees and charges                 879         822
  Trust service fees                                 256         293
  Other operating income                             698         169
                                              ----------  ----------
    Total non-interest income                      2,471       1,762
                                              ----------  ----------
 Non-interest expenses:
    Salaries and employee benefits                 2,792       2,345
   Occupancy expense                                 270         239
   Supplies, communications and other
     office expenses                                 259         229
   Federal insurance premiums                         16          16
   Advertising expense                                87          96
   Equipment and service bureau expense              624         552
   Other operating expense                           456         379
                                              ----------  ----------
      Total non-interest expenses                  4,504       3,856
                                              ----------  ----------
  Income before income taxes                       1,847       1,661
  Income tax expense                                 778         704
                                              ----------  ----------
Net income                                    $    1,069  $      957
                                              ==========  ==========

Basic earnings per share                      $     0.16  $     0.15
                                              ==========  ==========

Diluted earnings per share                    $     0.16  $     0.15
                                              ==========  ==========

Weighted average shares outstanding -Basic     6,495,260   6,444,654
                                              ==========  ==========

Weighted average shares outstanding -Diluted   6,643,655   6,458,994
                                              ==========  ==========



Dividends declared $0.05 per share payable April 12, 2002 for shareholders of record date March 31, 2002.

See accompanying notes to consolidated financial statements.

                              CAVALRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                      Three Months Ended
                                            March 31,
                                          2002     2001
                                          ----     ----
Net income                               $1,069   $  957
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities
 available-for-sale                        (142)     124
                                         -------  ------

Comprehensive income                     $  927   $1,081
                                         =======  ======



See accompanying notes to consolidated financial statements.

                              CAVALRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               2002       2001
                                                             ---------  ---------

Operating activities:
          Net cash provided (used) by operating activities   $  3,259    ($4,751)
                                                             ---------  ---------
Investing activities:
   Decrease ( increase) in loans receivable, net               (4,842)     1,191
   Principal payments on investment securities                    742         11
  Purchase of investment securities
     available for sale                                             -    (14,496)
  Purchase of Federal Reserve Stock                            (1,240)         -
  Proceeds from maturities of investment securities             7,000      6,350
  Purchase of office properties and equipment                  (2,052)      (553)
   Proceeds from sale of real estate acquired
       through foreclosure                                         81          -
  Cash paid in acquisition of Miller & Loughry                 (1,964)         -
                                                             ---------  ---------
          Net cash used in investing activities                (2,275)    (7,497)
                                                             ---------  ---------

Financing activities:
  Net increase (decrease) in deposits                         (12,731)    23,170
  Retirement of common stock                                   (1,150)         -
  Dividends paid                                                 (307)      (310)
  Net decrease in borrowings                                      (14)      (539)
                                                             ---------  ---------
         Net cash provided by (used in)
          financing activities                                (14,202)    22,321
                                                             ---------  ---------
Increase (decrease) in cash and cash equivalents              (13,218)    10,073
Cash and equivalents, beginning of period                      69,281     45,025
                                                             ---------  ---------

 Cash and cash equivalents, end of period                    $ 56,063   $ 55,098
                                                             =========  =========

SUPPLEMENT DISCLOSURES OF CASH
   FLOW INFORMATION:
Payments during the period for:
Interest                                                     $  1,870   $  3,553
                                                             =========  =========
Income taxes                                                 $      -   $      -
                                                             =========  =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

Increase (decrease) in deferred tax asset related
   to unrealized loss on investments                         $     89   $    (77)
                                                             =========  =========
Net unrealized gain (losses) on investment
    securities available for sale                            $   (231)  $    201
                                                             =========  =========
Dividends declared and payable                               $    307   $    310
                                                             =========  =========



See accompanying notes to consolidated financial statements.

                              CAVALRY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

Cavalry Bancorp, Inc. (the "Company"), a Tennessee corporation, is the holding company for Cavalry Banking (the "Bank") which is a state chartered Federal Reserve member commercial bank. Miller & Loughry Insurance and Services, Inc. ("Miller & Loughry"), an independent insurance agency, is a wholly-owned subsidiary of the Bank.

The unaudited consolidated financial statements include the accounts of Miller & Loughry, the Bank and the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company have been prepared in accordance with Instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

2.     Acquisitions

On January 4, 2002, Cavalry Banking, a wholly owned subsidiary of Cavalry Bancorp, Inc., completed the acquisition of 100% of the capital stock issued and outstanding of Miller & Loughry Insurances and Services, Inc., for a cash purchase price of approximately $2.0 million.

Due to the insignificant effect on the financial position and results of operations, no pro-forma data of this acquisition is required or presented.

3.     Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three months ended March 31, 2002 and 2001. Diluted common shares arise from the potentially dilutive effect of the Company's stock options outstanding.



                                     Quarter Ended March 31
                                     ----------------------
                                         2002        2001
                                     ----------  ----------

Basic EPS:
Net income                           $1,069,000  $  957,000
Average common shares outstanding     6,495,260   6,444,654
                                     ----------  ----------

Earnings per share - basic           $     0.16  $     0.15
                                     ==========  ==========

Diluted EPS:
Net income                           $1,069,000  $  957,000
                                     ----------  ----------

Average common shares outstanding     6,495,260   6,444,654
Dilutive effect of stock options        148,395      14,340
                                     ----------  ----------

Average dilutive shares outstanding   6,643,655   6,458,994
                                     ----------  ----------

Earnings per share - diluted         $     0.16  $     0.15
                                     ==========  ==========

4.     Business Segments

The Company and its subsidiary provide community oriented banking services to individuals and businesses primarily within Rutherford and Bedford counties in Middle Tennessee.

The Company's segments are identified by the products and services offered, principally distinguished as banking, trust, insurance, and mortgage banking operations. The majority of loans originated for sale are sold with the servicing rights attached.

Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in Note 1 of the 2001 Annual Report to Shareholders. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense, and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods. These methods have been consistently applied.



                                             Mortgage
For the quarter ended             Banking    Banking    Trust   Insurance   Eliminations    Consolidated
March 31, 2002:
Interest revenue                  $   5,918  $      -   $    -  $        -  $       -       $   5,918
Other income-external customers       1,123        69      256         454          -           1,902
Interest expense                      1,929         -        -           -          -           1,929
Depreciation and amortization           246        44       11           9          -             310
Other significant items:
    Provision for loan losses           109         -        -           -          -             109
    Gain on sales of assets               -       569        -           -          -             569
Segment profit (loss)                 1,724        (5)      73          76        (21)          1,847
Segment assets                      409,343    11,047      332       2,722     (2,471)        420,973




                                            Mortgage
For the quarter ended             Banking    Banking    Trust   Consolidated
March 31, 2001:
Interest revenue                  $   7,500  $      -   $    -  $   7,500
Other income-external customers         991        75      293      1,359
Interest expense                      3,642         -        -      3,642
Depreciation and amortization           224        41        8        273
Other significant items:
   Provision for loan losses            103         -        -        103
   Gain on sale of assets                 -       403        -        403
Segment profit (loss)                 1,593        (6)      74      1,661
Segment assets                      396,860    11,490      383    408,733



5.     New Accounting Standards Pronouncements

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000. This statement replaces SFAS No. 125, and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities of the Company occurring after March 31, 2001 and did not have a material impact on the Company's financial statements.

SFAS No. 141, "Business Combinations" issued on June 29, 2001 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. This pronouncement had no material effect on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," issued on June 29, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement results in the end to systematic goodwill and other intangible amortization and requires impairment testing on those balances at least annually or if circumstances arise that suggest that impairment may be an issue. SFAS No. 142 was effective for the Company beginning on January 1, 2002 and is applicable to all goodwill and other intangible assets regardless of when those assets were initially recognized.

6.     Deferred Compensation and Retirement Plans

The Company has entered into separate deferred compensation arrangements with the Board of Directors and certain senior officers. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation will be accrued over the remaining expected term of active employment. The Bank has purchased life insurance policies that it intends to use to finance this liability. Since these agreements were adopted in May of 2002 there was no liability accrued during the first quarter of 2002.


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

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Total assets were $421.0 million at March 31, 2002, compared to $432.9 million at December 31, 2001, a decrease of $11.9 million or 2.75%. This decline was primarily a result of a decline in total deposits. As a result of the decline in deposits, cash and cash equivalents decreased from $69.3 million at December 31, 2001, to $56.1 million at March 31, 2002. Investment securities available-for-sale decreased from $41.8 million at December 31, 2001, to $33.8 million at March 31, 2002 as a result of maturing securities being used to fund increases in office properties and equipment. Loans receivable net increased $4.7 million from $280.2 million at December 31, 2001, to $284.9 million at March 31, 2002. Office properties and equipment increased from $15.6 million at December 31, 2001 to $17.3 million at March 31, 2002. This increase was a result of the purchase of land for a future branch location, completion of the first floor of the Financial Services Building, and purchase of computers and banking equipment. The first floor of the Financial Services Building now houses Miller and Loughry, the Investment Management and Trust Department and Cavalry Investment services. The computer and equipment purchases were in anticipation of the upcoming computer system conversion. The Bank has entered into an agreement to change computer service bureaus from BISYS Group, Inc. to FISERV, Inc. This conversion will take place in the second quarter of this year. In the quarter ended March 31, 2002, the Company completed the purchase of Miller & Loughry, an independent insurance agency, for $2.0 million. The increase in goodwill was a result of the purchase of Miller & Loughry.

Deposit accounts decreased $12.7 million from $381.0 million at December 31, 2001, to $368.3 million at March 31, 2002. Certificates of deposit increased $400,000 from $145.6 million at December 31, 2001 to $146.0 million at March 31, 2002. Savings deposits increased $1.2 million from $13.9 million at December 31, 2001 to $15.1 million at March 31, 2002. Money market accounts increased $300,000 from $91.6 million at December 31, 2001 to $91.9 million at March 31, 2002. NOW accounts declined $11.3 million from $81.6 million at December 31, 2001 to $70.3 million at March 31, 2002. Transaction accounts decreased $3.4 million from $48.3 million at December 31, 2001 to $44.9 million at March 31, 2002. Management feels that these declines are temporary, and will continue to market deposit relationships.

Stockholders' equity decreased by $300,000 from $48.8 million at December 31, 2001, to $48.5 million at March 31, 2002. This decline was a result of the repurchase and retirement of $1.2 million in Company common stock, a decrease in unrealized gains on available-for-sale securities of $142,000, net of taxes, and dividends of $307,000. These decreases were partially offset by net income of $1.1 million for the three months ended March 31, 2002, and the release of ESOP shares of $257,000.

Non-performing assets were $394,000 at December 31, 2001 and $596,000 at March 31, 2002.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and March 31, 2001.

Net Income. Net income was $1.1 million for the three months ended March 31, 2002 compared to $957,000 for the three months ended March 31, 2001. Return on average assets increased from 1.01% for the three months ended March 31, 2001, to 1.04% for the same period in 2002. Return on average equity also increased from 8.78% for the three months ended March 31, 2001, to 9.00% for the same period in 2002. Earnings per share increased from $0.15 per diluted share for the three months ended March 31, 2001, to $0.16 per diluted share for the same period in 2002. This increase was primarily a result of higher net interest income and higher non-interest income. These increases were partially offset by higher non-interest expenses and a larger provision for loan losses.

Net Interest Income. Net interest income increased $100,000 from $3.9 million for the three months ended March 31, 2001, to $4.0 million for the same period in 2002. Interest rate spread increased from 3.78% for the three months ended March 31, 2001, to 4.18% for the same period in 2002. Net interest margin decreased slightly from 4.45% for the three months ended March 31, 2001, to 4.44% for the same period in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 116.15% for the three months ended March 31, 2001, to 111.75% for the same period in 2002.

Interest income decreased 21.3% to $5.9 million for the three months ended March 31, 2002, from $7.5 million for the same period in 2001. Interest on loans decreased from $6.5 million for the three months ended March 31, 2001, to $5.2 million for the same period in 2002. Average loans outstanding decreased from $283.4 million for the three months ended March 31, 2001, to $281.8 million for the same period in 2002. The average yield decreased from 9.29% for the three months ended March 31, 2001, to 7.52% for the same period in 2002, as a result of declining interest rates. Income on all other investments consisting of mortgage backed securities, other investments, Federal Home Loan Bank and Federal Reserve Bank stock, bank deposits and federal funds decreased from $1.0 million for the three months ended March 31, 2001, to $692,000 for the same period in 2002. Average investments increased from $67.8 million for the three months ended March 31, 2001, to $82.8 million for the same period in 2002. The average yield decreased from 6.03% for the three months ended March 31, 2001, to 3.39% for the same period in 2002.

Interest expense decreased from $3.6 million for the three months ended March 31, 2001, to $1.9 million for the same period in 2002. Average interest-bearing deposits increased from $300.9 million for the three months ended March 31, 2001, to $325.3 million for the same period in 2002. This increase was a result of continuing efforts to increase market share of deposits. The average cost of deposits decreased from 4.89% for the three months ended March 31, 2001, to 2.40% for the same period in 2002. Average borrowings decreased from $1.5 million at an average cost of 3.70% for the three months ended March 31, 2001 to $989,000 at an average cost of 2.05% for the same period in 2002. The total cost of funds decreased from 4.88% for the three months ended March 31, 2001, to 2.40% for the same period in 2002. Average interest-bearing liabilities increased from $302.4 million for the three months ended March 31, 2001, to $326.3 million for the same period in 2002.

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

The provision for loan losses increased from $103,000 for the three months ended March 31, 2001 to $109,000 for the same period in 2002. The increase in the provision was primarily a result of increases in total loans outstanding between the two periods. Management deemed the allowance for loan losses adequate at March 31, 2002.

Non-interest Income. Non-interest income increased from $1.8 million for the three months ended March 31, 2001, to $2.5 million for the same period in 2002. In the mortgage banking segment, net gain on sale of loans increased from $403,000 for the three months ended March 31, 2001, to $569,000 for the same period in 2002. The higher gain in 2002 was a result of increased production. Loan servicing fees decreased slightly from $75,000 for the three months ended March 31, 2001, to $69,000 for the same period in 2002. In the banking segment, deposit fees and other operating incomes increased from $822,000 for the three months ended March 31, 2001, to $879,000 for the same period in 2002. This increase was a result of growth in the number of transaction accounts and increased charges. The Bank also implemented an overdraft privilege program coupled with a new free checking account program. These factors also helped to increase deposit and overdraft fees. In the trust segment, trust fees decreased from $293,000 for the three months ended March 31, 2001, to $256,000 for the same period in 2002 as a result of declines in market values of trust assets under management. The acquisition of Miller & Loughry contributed income of $454,000 in commissions and related income.

Non-interest Expense. Non-interest expense increased from $3.9 million for the three months ended March 31, 2001, to $4.5 million for the same period in 2002. Salaries and employee benefits increased from $2.3 million for the three months ended March 31, 2001 to $2.8 million for the same period in 2002. This increase was a result of the purchase of Miller & Loughry, increased commissions, and costs of medical insurance. The increase in occupancy expense was primarily a result of the opening of the new operations building and increases in the cost of utilities. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $778,000 for the three months ended March 31, 2002, compared to $704,000 for the same period in 2001. This increase was primarily a result of higher income before taxes.

Liquidity and Capital Resources
The Company's primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2002, cash and cash equivalents totaled $56.1 million or 13.32% of total assets, and investment securities available-for-sale totaled $33.8 million. At March 31, 2002, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $10.0 million.

As of March 31, 2002, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2002, under the regulations of the Federal Reserve Board, the Bank's actual leverage, Tier 1 risk-based, and risked-based capital ratios were 8.55%, 11.46% and 12.71%, respectively, compared to requirements of 3.0%, 4.0% and 8.0%, respectively.

At March 31, 2002, the Bank had loan commitments of approximately $32.9 million. In addition, at March 31, 2002, the unused portion of lines of credit extended by the Bank was approximately $6.4 million for consumer loans and $26.7 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2002, the Bank had $4.9 million of letters of credit outstanding.

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with U.S.GAAP, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, the Company's primary component of market risk is interest rate risk. Ultimately, fluctuations in interest rates will impact liquidity, the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of interest-earning assets and interest-bearing liabilities. The company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets.

Interest rate risk is managed by management in accordance with policies approved by the Bank's Board of Directors. Management formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, management considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economy, liquidity, business strategies and other factors. Management meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market value of assets and liabilities, unrealized gains and losses, purchase and sales activities, commitments to originate loans and the maturities of investments. Management uses an analysis of relationships between interest-earning assets and interest-bearing liabilities to manage interest rate risk.

The following table presents the Company's repricing gap at March 31, 2002. The table indicates that at March 31, 2002 the Company was liability sensitive up to six months and had a negative cumulative GAP for the time periods up to and including one year. This would indicate a decline in earnings in a rising rate environment. However, management does not consider NOW accounts and passbook savings rate sensitive and if those amounts are excluded from the six-month time frame, the Company becomes asset sensitive.





                                                                          Six         After     After
                                                         Within           Months      One to    Three      Over
                                                         Six              To One      Three     to Five    Ten
                                                         Months           Year        Years     Years      Years       Total
                                                         ---------------  ----------  --------  ---------  ----------  ---------
                                                                                        (in thousands)
Interest-earning assets:

   Loans receivable, net                                 $      112,719   $  53,595   $79,612   $ 39,068   $  10,792   $295,786
   Investment securities held-to-maturity                           404         217         -          -           -        621
   FHLB  & FRB stock                                              3,423           -         -          -           -      3,423
   Investment securities available-for-sale                      20,811       3,235     6,862      2,625         248     33,781
   Federal funds sold overnight and other
    interest-bearing deposits                                    39,915           -         -          -           -     39,915
                                                         ---------------  ----------  --------  ---------  ----------  ---------

     Total rate sensitive assets                         $      177,272   $  57,047   $86,474   $ 41,693   $  11,040   $373,526
                                                         ===============  ==========  ========  =========  ==========  =========

Interest-bearing liabilities:

Deposits:
   NOW accounts                                          $       70,345   $       -   $     -   $      -   $       -   $ 70,345
   Passbook savings accounts                                     15,128           -         -          -           -     15,128
   Money market accounts                                         91,890           -         -          -           -     91,890
   Certificates of deposit                                       77,649      34,884    28,548      4,949           4    146,034
Borrowings                                                           26          26       105        105         722        984
                                                         ---------------  ----------  --------  ---------  ----------  ---------
     Total rate sensitive liabilities                    $      255,038   $  34,910   $28,653   $  5,054   $     726   $324,381
                                                         ===============  ==========  ========  =========  ==========  =========

Excess (deficiency) of interest sensitive
 assets over interest sensitive liabilities                    ($77,766)  $  22,137   $57,821   $ 36,639   $  10,314   $ 49,145
Cumulative excess (deficiency) of
 interest sensitive assets                                     ($77,766)   ($55,629)  $ 2,192   $ 38,831   $  49,145   $ 49,145
Cumulative ratio of interest-earning assets
 to interest-bearing liabilities                                  69.51%      80.81%   100.69%    112.00%     115.15%    115.15%
Interest sensitivity gap to total rate sensitive assets         (20.82)%       5.93%    15.48%      9.81%       2.76%     13.16%
Ratio of interest-earning assets to
 interest -bearing liabilities                                    69.51%     163.41%   301.80%    824.95%   1,520.66%    115.15%
Ratio of cumulative gap to total rate sensitive assets          (20.82)%    (14.89)%     0.59%     10.40%      13.16%     13.16%

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

     Not applicable

Item 5.  Other Information

     None

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Exhibits

       3.1      Charter of the Registrant*
       3.2      Bylaws of the Registrant*
      10.1      Employment Agreement with Ed C. Loughry, Jr.**
      10.2      Employment Agreement with Ronald F. Knight **
      10.3      Severance Agreement with Hillard C. Gardner**
      10.4      Severance Agreement with Ira B. Lewis **
      10.5      Severance Agreement with R. Dale Floyd **
      10.6      Severance Agreement with M. Glenn Layne **
      10.7      Severance Agreement with Joy B. Jobe**
      10.8      Severance Agreement with William S. Jones**
      10.9      Severance Agreement with David W. Hopper**
      10.10     Cavalry Banking Key Personnel Severance Compensation Plan**
      10.11     Cavalry Banking Employee Stock Ownership Plan**
      10.12     Management Recognition Plan with William H. Huddleston III***
      10.13     Management Recognition Plan with Gary Brown ***
      10.14     Management Recognition Plan with Ed Elam ***
      10.15     Management Recognition Plan with Frank E. Crosslin, Jr. ***
      10.16     Management Recognition Plan with Tim J. Durham ***
      10.17     Management Recognition Plan with James C. Cope ***
      10.18     Management Recognition Plan with Terry G. Haynes ***
      10.19     Management Recognition Plan with Ed C. Loughry, Jr. ***
      10.20     Management Recognition Plan with Ronald F. Knight ***
      10.21     Management Recognition Plan with William S. Jones ***
      10.22     Management Recognition Plan with Hillard C. Gardner ***
      10.23     Management Recognition Plan with R. Dale Floyd ***
      10.24     Management Recognition Plan with David W. Hopper ***
      10.25     Management Recognition Plan with Joe W. Townsend ***
      10.26     Management Recognition Plan with M. Glenn Layne ***
      10.27     Management Recognition Plan with Joy B. Jobe ***
      10.28     Management Recognition Plan with Ira B. Lewis, Jr. ***
      10.29     Management Recognition Plan with Elizabeth L. Green ***
      10.30     Management Recognition Plan with James O. Sweeney, III ***
      10.31     Director Supplemental Retirement Plan
      10.32     Executive Supplemental Retirement Plan
      13        Annual Report to Stockholders****
      21        Subsidiaries of the Registrant****


* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).
** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998.
*** Incorporated herein by reference to the Registrant's Annual Meeting Proxy Statement dated March 15, 1999, as filed with the Securities and Exchange Commission on March 15, 1999.
**** Incorporated herein by reference to the Registrant's Annual Report on Form
     10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002.

     (b) Reports on Form 8-K

     On January 15, 2002, Cavalry Bancorp, Inc. announced the acquisition of 100 percent of the issued and outstanding stock of Miller & Loughry Insurance and Services, Inc., a locally owned and operated, general insurance agency by its subsidiary Cavalry Banking. The transaction closed on January 4, 2002. The press release read as follows:

     Cavalry Banking Announces New Insurance Division

     Murfreesboro, Tennessee (January 13, 2002)----Cavalry Bancorp, Inc. (NASDAQ:CAVB) today announced a new division that will include insurance and human resources services. Miller & Loughry Insurance and Services, Inc. has been purchased, and will retain the name as a division of Cavalry Banking.

     Ronnie Knight, President and Chief Operating Officer of Cavalry Banking, said, "We are excited about our expansion into insurance services. Our new insurance division will diversify Cavalry Banking's efforts to provide our customers with one-stop financial services, and is consistent with our philosophy of doing business with local people we have know for years and have trust in their abilities."

     Miller & Loughry Insurance and Services, Inc., has been located in Murfreesboro, Tennessee since 1949. It is one of the oldest and largest independent insurance agencies in Rutherford County. In addition to offering a full array of insurance products and services, the firm will continue to provide Human Resource services to small businesses, including recruiting, training programs, assistance in government compliance such as the Drug Free Workplace, consulting and much more. The firm's fully licensed and experienced staff is available to meet the needs of its customers by providing highly personalized and hands-on claim services, 24 hours a day, 7 days a week. Insurance services will include both business, personal life and employee benefits for groups and individuals.

     Edward E. Miller, III, Chairman of Miller & Loughry, stated, "Being a part of the Cavalry Banking team will provided us access to more resources that will help us better serve our clients. We look forward to expanding the insurance services and other products we provide to customers in the communities where Cavalry Banking is located."

     William S. Jones, Executive Vice President of Cavalry Banking, went on to say, "The acquisition of Miller & Loughry Insurance and Services, Inc. should be a positive contributor to earnings this fiscal year. Cavalry Banking continues achieve solid financial results and operates in a sound financial condition, and we believe this division will help deliver increased long-term returns to our stockholders. We remain very optimistic about the future for Cavalry Banking."

     The insurance division of Cavalry Banking will temporarily remain in its current office at 301 West Main Street, Murfreesboro Tennessee. Construction has begun on offices on the first floor of the bank's financial center in Murfreesboro, where the insurance division will be housed in early spring.

     With assets in excess of $400 million, Cavalry Bancorp, the parent of Cavalry Banking, is a community-oriented financial institution operating nine offices in Central Tennessee.

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

     The statements contained in this release which are not historical facts contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CAVALRY BANCORP, INC.

Date: May 10, 2002                         by: /s/Ronald F. Knight
                                              -----------------------
                                              Ronald F. Knight
                                              President and
                                              Chief Operating Officer


Date: May 10, 2002                         by: /s/ Hillard C. Gardner
                                              ----------------------
                                              Hillard C. Gardner
                                              Senior Vice President and Chief
                                              Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                   EXHIBIT 10.31
                     DIRECTOR SUPPLEMENTAL RETIREMENT PLAN

                      DIRECTOR SUPPLEMENTAL RETIREMENT PLAN

WHEREAS, the Director is now serving on the Board of the Bank (hereinafter referred to as the "Board") and has for many years faithfully served the Bank. It is the consensus of the Board of Directors that the Director's services have been of exceptional merit, in excess of the compensation paid and an invaluable contribution to the profits and position of the Bank in its field of activity. The Board further believes that the Director's experience, knowledge of corporate affairs, reputation and industry contacts are of such value, and the Director's continued services so essential to the Bank's future growth and profits, that it would suffer severe financial loss should the Director terminate his/her service on the Board;

ACCORDINGLY, the Board has adopted the Cavalry Banking Director Supplemental Retirement Plan (hereinafter referred to as the "Director Plan") and it is the desire of the Bank and the Director to enter into an Agreement under which the Bank will agree to make certain payments to the Director upon the Director's retirement and to the Director's beneficiary(ies) in the event of the Director's death pursuant to the Director Plan;

FURTHERMORE, it is the intent of the parties hereto that this Director Plan be considered an unfunded arrangement maintained primarily to provide supplemental retirement benefits for the Director, and to be considered a non-qualified benefit plan for purposes of the Employee Retirement Security Act of 1974, as amended ("ERISA"). The Director is fully advised of the Bank's financial status and has had substantial input in the design and operation of this benefit plan; and

NOW THEREFORE, in consideration of services the Director has performed in the past and those to be performed in the future, and based upon the mutual promises and covenants herein contained, the Bank and the Director agree as follows:

I.     DEFINITIONS

A.     Effective  Date:
       ---------------

The  Effective  Date  of  the  Director  Plan  shall  be  January  01,  2002.

B.     Plan Year:

Any reference to the "Plan Year" shall mean a calendar year from January 1st to December 31st. In the year of implementation, the term "Plan Year" shall mean the period from the Effective Date to December 31st of the year of the Effective Date.

C.     Retirement  Date:
       ----------------

Retirement Date shall mean retirement from service with the Bank in accordance with the individual participant's Retirement Agreement.

D.     Termination  of  Service:
       ------------------------

Termination of Service shall mean the Director's voluntary resignation from service on the Board or failure to be re-elected to the Board, prior to the Normal Retirement Age (Subparagraph I [J]).

E.     Pre-Retirement  Account:
       -----------------------

A Pre-Retirement Account shall be established as a liability reserve account on the books of the Bank for the benefit of the Director. Prior to the Director's Retirement Date (Subparagraph I [C]), such liability reserve account shall be increased or decreased each Plan Year, until the aforestated event occurs, by the Index Retirement Benefit (Subparagraph I [F]).

F.     Index  Retirement  Benefit:
       --------------------------

The Index Retirement Benefit for each Director in the Director Plan will be calculated each year based on a relationship between the excess (if any) of the Index (Subparagraph I [G]) for that Plan Year and the Cost of Funds Expense (Subparagraph I [H]) for that Plan Year.

G.     Index:
       -----

The Index for any Plan Year shall be the aggregate annual after-tax income from life insurance contract(s) as defined by FASB Technical Bulletin 85-4. This Index shall be applied as if such insurance contracts were purchased on the Effective Date of the Director Plan.

In either case, references to the life insurance contracts are merely for purposes of calculating a benefit. The Bank has no obligation to purchase such life insurance and, if purchased, the Director and the Director's beneficiary(ies) shall have no ownership interest in such policy and shall always have no greater interest in the benefits under this Director Plan than that of an unsecured creditor of the Bank.

If contracts of life insurance are actually purchased by the Bank, then the actual policies as of the dates they were actually purchased shall be used in calculations under this Director Plan. If such contracts of life insurance are not purchased or are subsequently surrendered or lapsed, then the Bank shall receive annual policy illustrations that assume the above-described policies were purchased, or had not subsequently surrendered or lapsed. Said illustrations shall be received from the respective insurance companies and will indicate the increase in policy values for purposes of calculating the amount of the Index.

H.     Cost  of  Funds  Expense:
       ------------------------

The Cost of Funds Expense for any Plan Year shall be calculated by taking the sum of the amount of premiums for the life insurance policies described in the definition of "Index" plus the amount of any after-tax benefits paid to the Executive pursuant to the Executive Plan (Paragraph II hereinafter) plus the amount of all previous years' after-tax Cost of Funds Expense, and multiplying that sum by the lesser of either: (i) Average After-Tax Cost of Funds (Subparagraph I [K]); (ii) the average after tax yield of a one year Treasury Bill for the Plan Year.

I.     Change  in  Control:
       -------------------

Each of the events specified in the following clauses (i) through (iii) of this Subparagraph I (I) shall be deemed a "Change in Control": (i) any third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, shall become the beneficial owner of shares of Cavalry Bancorp, Inc. ("Cavalry") with respect to which twenty-five percent (25%) or more of the total number of votes for the election of the Board of Cavalry may be cast, (ii) as a result of, or in connection with, any cash tender offer, merger or other business combination, sale of assets or contested election, or combination of the foregoing, the persons who were directors of Cavalry shall cease to constitute a majority of the Board of Cavalry, or (iii) the stockholders of Cavalry shall approve an agreement providing either for a transaction in which the corporation will cease to be an independent publicly-owned corporation or for a sale or other disposition of all or substantially all the assets of Cavalry.

J.     Normal  Retirement  Age:

Normal Retirement Age shall mean the age designated in each individual participant's Retirement Agreement.

K.     Average After-Tax Cost of Funds:
       -------------------------------
Average After-Tax Cost of Funds means, at any particular time, a ratio, the numerator of which is the total annualized interest expense as set forth on Schedule RI-Income Statement of the Bank's most recently filed Consolidated Report of Condition and Income (the "Call Report") and the denominator of which is an amount equal to: (i) the amount of deposits in domestic offices (sum of total of columns A and C from Schedule RC-E of the Call Report), plus (ii) the amount of Federal funds purchased and securities sold under agreements to repurchase, as set forth on Schedule RC-Balance Sheet of the Call Report, times the inverse of the Bank's combined federal and state marginal income tax rate.

II.     INDEX  BENEFITS

A.     Retirement  Benefits:
       --------------------

Subject to Subparagraph II (D) hereinafter, a Director who remains on the Board until the Normal Retirement Age (Subparagraph I [J]) shall be entitled to receive the balance in the Pre-Retirement Account in fifteen (15) equal annual installments commencing thirty (30) days following the Director's Retirement Date. In addition to these payments and commencing in conjunction therewith, the Index Retirement Benefit (Subparagraph I [F]) for each Plan Year subsequent to the Director's Retirement Date, and including the remaining portion of the Plan Year following said retirement date, shall be paid to the Director until the Director's death. Notwithstanding the foregoing, the total amount of said annual benefit (i.e. the Pre-Retirement Account solely or combined with the Index Retirement Benefit) to be received by the Director shall be a maximum of the amount of the Director's full years fees in the final full year of service on the Board of the Bank, said amount to be increased each year from the Retirement Date by three percent (3%) from the previous years amount.

B.     Termination  of  Service:
       ------------------------

Subject to Subparagraph II (D), should a Director suffer a Termination of Service the Director shall be entitled to receive twenty percent (20%) times the number of full years of service on the Board of the Bank from the Effective Date of this Agreement (to a maximum of 100%), to the date of termination of service times the balance in the Pre-Retirement Account payable to the Director in fifteen (15) equal annual installments commencing thirty (30) days following the Director's Normal Retirement Age (Subparagraph I [J]). In addition to these payments and commencing in conjunction therewith, twenty percent (20%) times the number of full years of service on the Board with the Bank from the Effective Date of this Agreement to the date of termination of service (to a maximum of 100%), times the Index Retirement Benefit for each Plan Year subsequent to the year in which the Director attains Normal Retirement Age, and including the remaining portion of the Plan Year in which the Director attains Normal
Retirement Age, shall be paid to the Director until the Director's death. Notwithstanding the foregoing, the maximum total amount of said annual benefit (i.e. the Pre-Retirement Account solely or combined with the Index Retirement Benefit) to be received by the Director at Normal Retirement Age shall be the Director's vested percentage in said benefits, as set forth hereinabove, times the amount of the Director's full years fees in the final full year of service on the Board of the Bank, said amount to be increased each year from the Director's Normal Retirement Age by three percent (3%) from the previous years amount.

C.     Death:
       -----

Should the Director die while there is a balance in the Director's Pre-Retirement Account (Subparagraph I [E]), said unpaid balance shall be paid in a lump sum to the individual or individuals the Director may have designated in writing and filed with the Bank. In the absence of any effective beneficiary designation, the unpaid balance shall be paid as set forth herein to the duly qualified executor or administrator of the Director's estate. Said payment due hereunder shall be made the first day of the second month following the decease of the Director. Provided, however, that anything hereinabove to the contrary notwithstanding, no death benefit shall be payable hereunder if the Director dies on or before the 31st day of December, 2003.

D.     Discharge  for  Cause:
       ---------------------

Should the Director be Discharged for Cause at any time, all benefits under this Director Plan shall be forfeited. The term "for cause" shall mean any of the following that result in an adverse effect on the Bank: (i) gross negligence or gross neglect; (ii) the commission of a felony or gross misdemeanor involving moral turpitude, fraud, or dishonesty; (iii) the willful violation of any law, rule, or regulation (other than a traffic violation or similar offense) or removal from office by or pursuant to a formal regulatory order; (iv) an intentional failure to perform stated duties; or (v) a breach of fiduciary duty involving personal profit. If a dispute arises as to discharge "for cause," such dispute shall be resolved by arbitration as set forth in this Director Plan.

E.     Disability  Benefit:
       -------------------

In the event the Director becomes disabled prior to Termination of Service, and the Director's employment is terminated because of such disability, he shall be one-hundred percent (100%) vested in the benefits set forth in Subparagraph III
(A) above. Such benefit shall begin at the Director's Normal Retirement Age and the Director shall be one hundred percent (100%) vested in the entire benefit amount. If there is a dispute regarding whether the Director is disabled, such dispute shall be resolved by a physician selected by the Bank and such resolution shall be binding upon all parties to this Agreement.

F.     Death  Benefit:
       --------------

Except as set forth above, there is no death benefit provided under this Agreement.

III.     RESTRICTIONS  UPON  FUNDING

The Bank shall have no obligation to set aside, earmark or entrust any fund or money with which to pay its obligations under this Director Plan. The Directors, their beneficiary(ies), or any successor in interest shall be and remain simply a general creditor of the Bank in the same manner as any other creditor having a general claim for matured and unpaid compensation.

The Bank reserves the absolute right, at its sole discretion, to either fund the obligations undertaken by this Director Plan or to refrain from funding the same and to determine the extent, nature and method of such funding. Should the Bank elect to fund this Director Plan, in whole or in part, through the purchase of life insurance, mutual funds, disability policies or annuities, the Bank reserves the absolute right, in its sole discretion, to terminate such funding at any time, in whole or in part. At no time shall any Director be deemed to have any lien nor right, title or interest in or to any specific funding investment or to any assets of the Bank.

If the Bank elects to invest in a life insurance, disability or annuity policy upon the life of the Director, then the Director shall assist the Bank by freely submitting to a physical exam and supplying such additional information necessary to obtain such insurance or annuities.

IV.     CHANGE OF CONTROL

Upon a Change of Control (Subparagraph I [I]), if the Director subsequently suffers a Termination of Service (Subparagraph I [D]), then the Director shall receive the benefits promised in this Director Plan upon attaining Normal Retirement Age, as if the Director had been continuously serving the Bank until the Director's Normal Retirement Age. The Director will also remain eligible for all promised death benefits in this Director Plan.

V.     MISCELLANEOUS

A.     Alienability  and  Assignment  Prohibition:
       ------------------------------------------

Neither the Director, nor the Director's surviving spouse, nor any other beneficiary(ies) under this Director Plan shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the benefits payable hereunder nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the Director or the Director's beneficiary(ies), nor be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Director or any beneficiary attempts assignment, commutation, hypothecation, transfer or disposal of the benefits hereunder, the Bank's liabilities shall forthwith cease and terminate.

B.     Binding  Obligation  of  the  Bank  and  any  Successor in Interest:
       -------------------------------------------------------------------

The Bank shall not merge or consolidate into or with another bank or sell substantially all of its assets to another bank, firm or person until such bank, firm or person expressly agrees, in writing, to assume and discharge the duties and obligations of the Bank under this Director Plan. This Director Plan shall be binding upon the parties hereto, their successors, beneficiaries, heirs and personal representatives.

C.     Amendment  or  Revocation:
       -------------------------

It is agreed by and between the parties hereto that, during the lifetime of the Director, this Director Plan may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Director and the Bank.

D.     Gender:
       ------

Whenever in this Director Plan words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

E.     Effect  on  Other  Bank  Benefit  Plans:
       ---------------------------------------

Nothing contained in this Director Plan shall affect the right of the Director to participate in or be covered by any qualified or non-qualified pension, profit-sharing, group, bonus or other supplemental compensation or fringe benefit plan constituting a part of the Bank's existing or future compensation structure.

F.     Headings:
       --------

Headings and subheadings in this Director Plan are inserted for reference and convenience only and shall not be deemed a part of this Director Plan.

G.     Applicable  Law:
       ---------------

The validity and interpretation of this Agreement shall be governed by the laws of the State of Tennessee.

H.     12 U.S.C.   1828(k):
       -------------------
Any  payments made to the Director pursuant to this Director Plan, or otherwise,
are subject to and conditioned upon their compliance with 12 U.S.C.   1828(k) or
any  regulations  promulgated  thereunder.

I.     Partial  Invalidity:
       -------------------
If any term, provision, covenant, or condition of this Director Plan is determined by an arbitrator or a court, as the case may be, to be invalid, void, or unenforceable, such determination shall not render any other term, provision, covenant, or condition invalid, void, or unenforceable, and the Director Plan shall remain in full force and effect notwithstanding such partial invalidity.

J.     Continuation  as  Director:
       --------------------------

Neither this Plan nor the payment of any benefits thereunder shall be construed as giving to the Director any right to be retained as a member of the Board of Directors of the Bank.

VI.     ERISA  PROVISION

A.     Named  Fiduciary  and  Plan  Administrator:
       ------------------------------------------

The "Named Fiduciary and Plan Administrator" of this Director Plan shall be Cavalry Banking until its resignation or removal by the Board. As Named
Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control and administration of the Director Plan. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Director Plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

B.     Claims  Procedure  and  Arbitration:
       -----------------------------------

In the event a dispute arises over benefits under this Director Plan and benefits are not paid to the Director (or to the Director's beneficiary(ies) in the case of the Director's death) and such claimants feel they are entitled to receive such benefits, then a written claim must be made to the Named Fiduciary and Plan Administrator named above within sixty (60) days from the date payments are refused. The Named Fiduciary and Plan Administrator shall review the written claim and if the claim is denied, in whole or in part, they shall provide in writing within sixty (60) days of receipt of such claim the specific reasons for such denial, reference to the provisions of this Director Plan upon which the denial is based and any additional material or information necessary to perfect the claim. Such written notice shall further indicate the additional steps to be taken by claimants if a further review of the claim denial is desired. A claim shall be deemed denied if the Named Fiduciary and Plan Administrator fail to take any action within the aforesaid sixty-day period.

If claimants desire a second review they shall notify the Named Fiduciary and Plan Administrator in writing within sixty (60) days of the first claim denial. Claimants may review this Director Plan or any documents relating thereto and submit any written issues and comments it may feel appropriate. In their sole discretion, the Named Fiduciary and Plan Administrator shall then review the second claim and provide a written decision within sixty (60) days of receipt of such claim. This decision shall likewise state the specific reasons for the decision and shall include reference to specific provisions of the Plan upon which the decision is based.

If claimants continue to dispute the benefit denial based upon completed performance of this Director Plan or the meaning and effect of the terms and conditions thereof, then claimants may submit the dispute to an arbitrator for final arbitration. The arbitrator shall be selected by mutual agreement of the Bank and the claimants. The arbitrator shall operate under any generally recognized set of arbitration rules. The parties hereto agree that they and their heirs, personal representatives, successors and assigns shall be bound by the decision of such arbitrator with respect to any controversy properly submitted to it for determination.

Where a dispute arises as to the Bank's discharge of the Director "for cause," such dispute shall likewise be submitted to arbitration as above described and the parties hereto agree to be bound by the decision thereunder.

VII. TERMINATION OR MODIFICATION OF AGREEMENT BY REASON OF CHANGES IN THE LAW, RULES OR REGULATIONS

The Bank is entering into this Plan upon the assumption that certain existing tax laws, rules and regulations will continue in effect in their current form. If any said assumptions should change and said change has a detrimental effect on this Director Plan, then the Bank reserves the right to terminate or modify this Plan accordingly. Upon a Change of Control (Subparagraph I [I]), this paragraph shall become null and void effective immediately upon said Change of Control.

                                   EXHIBIT 10.32
                     EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN

                     EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN

WHEREAS, the Executive is now in the employ of the Bank and has for many years faithfully served the Bank. It is the consensus of the Board of Directors (hereinafter referred to as the "Board") that the Executive's services have been of exceptional merit, in excess of the compensation paid and an invaluable contribution to the profits and position of the Bank in its field of activity. The Board further believes that the Executive's experience, knowledge of corporate affairs, reputation and industry contacts are of such value, and the Executive's continued services so essential to the Bank's future growth and profits, that it would suffer severe financial loss should the Executive terminate their services;

ACCORDINGLY, the Board has adopted the Cavalry Banking Executive Supplemental Retirement Plan (hereinafter referred to as the "Executive Plan") and it is the desire of the Bank and the Executive to enter into an Agreement under which the Bank will agree to make certain payments to the Executive upon the Executive's retirement or to the Executive's beneficiary(ies) in the event of the Executive's death pursuant to the Executive Plan;

FURTHERMORE, it is the intent of the parties hereto that this Executive Plan be considered an unfunded arrangement maintained primarily to provide supplemental retirement benefits for the Executive, and be considered a non-qualified benefit plan for purposes of the Employee Retirement Security Act of 1974, as amended ("ERISA"). The Executive is fully advised of the Bank's financial status and has had substantial input in the design and operation of this benefit plan; and

NOW THEREFORE, in consideration of services the Executive has performed in the past and those to be performed in the future, and based upon the mutual promises and covenants herein contained, the Bank and the Executive agree as follows:

I.     DEFINITIONS

A.     Effective  Date:
       ---------------

The  Effective  Date  of  the  Executive  Plan  shall  be  January  01,  2002.
B.     Plan  Year:

Any reference to the "Plan Year" shall mean a calendar year from January 1st to December 31st. In the year of implementation, the term "Plan Year" shall mean the period from the Effective Date to December 31st of the year of the Effective Date.

C.     Retirement  Date:
       ----------------

Retirement Date shall mean retirement from service with the Bank in accordance with the individual participant's Retirement Agreement.

D.     Termination  of  Service:
       ------------------------

Termination of Service shall mean the Executive's voluntary resignation of service by the Executive or the Bank's discharge of the Executive without cause, prior to the Normal Retirement Age (Subparagraph I [J]).

E.     Pre-Retirement  Account:
       -----------------------

A Pre-Retirement Account shall be established as a liability reserve account on the books of the Bank for the benefit of the Executive. Prior to the Executive's Retirement Date (Subparagraph I [C]), such liability reserve account shall be increased or decreased each Plan Year, until the aforestated event occurs, by the Index Retirement Benefit (Subparagraph I [F]).

F.     Index  Retirement  Benefit:
       --------------------------

The Index Retirement Benefit for each Executive in the Executive Plan will be calculated each year based on a relationship between the excess (if any) of the Index (Subparagraph I [G]) for that Plan Year and the Cost of Funds Expense (Subparagraph I [H]) for that Plan Year.

G.     Index:
       -----

The Index for any Plan Year shall be the aggregate annual after-tax income from life insurance contract(s) as defined by FASB Technical Bulletin 85-4. This Index shall be applied as if such insurance contract(s) were purchased on the Effective Date of the Executive Plan.

In either case, references to the life insurance contracts are merely for purposes of calculating a benefit. The Bank has no obligation to purchase such life insurance and, if purchased, the Executive and the Executive's beneficiary(ies) shall have no ownership interest in such policy and shall always have no greater interest in the benefits under this Executive Plan than that of an unsecured creditor of the Bank.

If contracts of life insurance are actually purchased by the Bank, then the actual policies as of the dates they were actually purchased shall be used in calculations under this Executive Plan. If such contracts of life insurance are not purchased or are subsequently surrendered or lapsed, then the Bank shall receive annual policy illustrations that assume the above-described policies were purchased, or had not subsequently surrendered or lapsed. Said illustrations shall be received from the respective insurance companies and will indicate the increase in policy values for purposes of calculating the amount of the Index.


H.     Cost  of  Funds  Expense:
       ------------------------

The Cost of Funds Expense for any Plan Year shall be calculated by taking the sum of the amount of premiums for the life insurance policies described in the definition of "Index" plus the amount of any after-tax benefits paid to the Executive pursuant to the Executive Plan (Paragraph II hereinafter) plus the amount of all previous years' after-tax Cost of Funds Expense, and multiplying that sum by the lesser of either: (i) Average After-Tax Cost of Funds (Subparagraph I [K]); (ii) the average after tax yield of a one year Treasury Bill for the Plan Year.

I.     Change  in  Control:
       -------------------

Each of the events specified in the following clauses (i) through (iii) of this Subparagraph I (I) shall be deemed a "Change in Control": (i) any third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, shall become the beneficial owner of shares of Cavalry Bancorp, Inc. ("Cavalry") with respect to which twenty-five percent (25%) or more of the total number of votes for the election of the Board of Cavalry may be cast, (ii) as a result of, or in connection with, any cash tender offer, merger or other business combination, sale of assets or contested election, or combination of the foregoing, the persons who were directors of Cavalry shall cease to constitute a majority of the Board of Cavalry, or (iii) the stockholders of Cavalry shall approve an agreement providing either for a transaction in which the corporation will cease to be an independent publicly-owned corporation or for a sale or other disposition of all or substantially all the assets of Cavalry.

J.     Normal  Retirement  Age:
       -----------------------

Normal Retirement Age shall mean the age designated in each individual participant's Retirement Agreement.

K.     Average After-Tax Cost of Funds:
       -------------------------------

Average After-Tax Cost of Funds means, at any particular time, a ratio, the numerator of which is the total annualized interest expense as set forth on Schedule RI-Income Statement of the Bank's most recently filed Consolidated Report of Condition and Income (the "Call Report") and the denominator of which is an amount equal to: (i) the amount of deposits in domestic offices (sum of total of columns A and C from Schedule RC-E of the Call Report), plus (ii) the amount of federal funds purchased and securities sold under agreements to repurchase, as set forth on Schedule RC-Balance Sheet of the Call Report times the inverse of the Bank's combined federal and state marginal income tax rate.

II.     INDEX  BENEFITS

A.     Retirement  Benefits:
       --------------------

Subject to Subparagraph II (D) hereinafter, an Executive who remains in the employ of the Bank until the Normal Retirement Age (Subparagraph I [J]) shall be entitled to receive the balance in the Pre-Retirement Account in fifteen (15) equal annual installments commencing thirty (30) days following the Executive's retirement date. In addition to these payments and commencing in conjunction therewith, the Index Retirement Benefit (Subparagraph I [F]) for each Plan Year subsequent to the Executive's retirement date, and including the remaining portion of the Plan Year following said retirement date, shall be paid to the Executive until the Executive's death. Notwithstanding the foregoing, the total amount of said annual benefit (i.e. the Pre-Retirement Account solely or combined with the Index Retirement Benefit) to be received by the Executive each year shall be indicated in each individual's Participation Agreement.

B.     Termination  of  Service:
       ------------------------

Subject to Subparagraph II (D), should an Executive suffer a Termination of Service the Executive shall be entitled to receive twenty percent (20%) times the number of full years of employment with the Bank from the Effective Date of this Agreement (to a maximum of 100%), to the date of termination of service times the balance in the Pre-Retirement Account payable to the Executive in fifteen (15) equal annual installments commencing thirty (30) days following the Executive's Normal Retirement Age (Subparagraph I [J]). In addition to these payments and commencing in conjunction therewith, twenty percent (20%) times the number of full years of employment with the Bank from the Effective Date of this Agreement (to a maximum of 100%), to the date of termination of service times the Index Retirement Benefit for each Plan Year subsequent to the year in which the Executive attains Normal Retirement Age, and including the remaining portion of the Plan Year in which the Executive attains Normal Retirement Age, shall be paid to the Executive until the Executive's death. Notwithstanding the foregoing, the maximum total amount of said annual benefit (i.e. the Pre-Retirement Account solely or combined with the Index Retirement Benefit) to be received by the Executive at Normal Retirement Age shall be the Executive's vested percentage in said benefits, as set forth as indicated in each Participant's Agreement.

C.     Death:
       -----

Should  the  Executive  die  while  there  is  a  balance  in  the  Executive's
Pre-Retirement Account (Subparagraph I [E]), said unpaid balance of the Executive's Pre-Retirement Account shall be paid in a lump sum to the individual or individuals the Executive may have designated in writing and filed with the Bank. In the absence of any effective beneficiary designation, the unpaid balance shall be paid as set forth herein to the duly qualified executor or administrator of the Executive's estate. Said payment due hereunder shall be made the first day of the second month following the decease of the Executive. Provided, however, that anything hereinabove to the contrary notwithstanding, no death benefit shall be payable hereunder if the Executive dies on or before the 31st day of December, 2003.

D.     Discharge  for  Cause:
       ---------------------

Should the Executive be Discharged for Cause at any time, all benefits under this Executive Plan shall be forfeited. The term "for cause" shall mean any of the following that result in an adverse effect on the Bank: (i) gross negligence or gross neglect; (ii) the commission of a felony or gross misdemeanor involving moral turpitude, fraud, or dishonesty; (iii) the willful violation of any law, rule, or regulation (other than a traffic violation or similar offense) or removal from office by or pursuant to a formal regulatory order; (iv) an intentional failure to perform stated duties; or (v) a breach of fiduciary duty involving personal profit. If a dispute arises as to discharge "for cause," such dispute shall be resolved by arbitration as set forth in this Executive Plan.

E.     Disability  Benefit:
       -------------------

In the event the Executive becomes disabled prior to Termination of Service, and the Executive's employment is terminated because of such disability, he shall be one-hundred percent (100%) vested in the benefits set forth in Subparagraph III
(A) above. Such benefit shall begin at the Executive's Normal Retirement Age and the Executive shall be one hundred percent (100%) vested in the entire benefit amount. If there is a dispute regarding whether the Executive is disabled, such dispute shall be resolved by a physician selected by the Bank and such resolution shall be binding upon all parties to this Agreement.

F.     Death  Benefit:
       --------------

Except as set forth above, there is no death benefit provided under this Agreement.

III.     RESTRICTIONS  UPON  FUNDING

The Bank shall have no obligation to set aside, earmark or entrust any fund or money with which to pay its obligations under this Executive Plan. The Executive, their beneficiary(ies), or any successor in interest shall be and remain simply a general creditor of the Bank in the same manner as any other creditor having a general claim for matured and unpaid compensation.

The Bank reserves the absolute right, at its sole discretion, to either fund the obligations undertaken by this Executive Plan or to refrain from funding the same and to determine the extent, nature and method of such funding. Should the Bank elect to fund this Executive Plan, in whole or in part, through the purchase of life insurance, mutual funds, disability policies or annuities, the Bank reserves the absolute right, in its sole discretion, to terminate such funding at any time, in whole or in part. At no time shall any Executive be deemed to have any lien nor right, title or interest in or to any specific funding investment or to any assets of the Bank.

If the Bank elects to invest in a life insurance, disability or annuity policy upon the life of the Executive, then the Executive shall assist the Bank by freely submitting to a physical exam and supplying such additional information necessary to obtain such insurance or annuities.

IV.     CHANGE OF CONTROL

Upon a Change of Control (Subparagraph I [I]), if the Executive subsequently suffers a Termination of Service (Subparagraph I [D]), then the Executive shall receive the benefits promised in this Executive Plan upon attaining Normal Retirement Age, as if the Executive had been continuously employed by the Bank until the Executive's Normal Retirement Age. The Executive will also remain eligible for all promised death benefits in this Executive Plan.

V.     MISCELLANEOUS

A.     Alienability  and  Assignment  Prohibition:
       ------------------------------------------

Neither the Executive, nor the Executive's surviving spouse, nor any other beneficiary(ies) under this Executive Plan shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the benefits payable hereunder nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the Executive or the Executive's beneficiary(ies), nor be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Executive or any beneficiary attempts assignment, commutation, hypothecation, transfer or disposal of the benefits hereunder, the Bank's liabilities shall forthwith cease and terminate.

B.     Binding  Obligation  of  the  Bank  and  any  Successor in Interest:
       -------------------------------------------------------------------

The Bank shall not merge or consolidate into or with another bank or sell substantially all of its assets to another bank, firm or person until such bank, firm or person expressly agrees, in writing, to assume and discharge the duties and obligations of the Bank under this Executive Plan. This Executive Plan shall be binding upon the parties hereto, their successors, beneficiaries, heirs and personal representatives.

C.     Amendment  or  Revocation:
       -------------------------

It is agreed by and between the parties hereto that, during the lifetime of the Executive, this Executive Plan may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Executive and the Bank.

D.     Gender:
       ------

Whenever in this Executive Plan words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

E.     Effect  on  Other  Bank  Benefit  Plans:
       ---------------------------------------

Nothing contained in this Executive Plan shall affect the right of the Executive to participate in or be covered by any qualified or non-qualified pension, profit-sharing, group, bonus or other supplemental compensation or fringe benefit plan constituting a part of the Bank's existing or future compensation structure.

F.     Headings:
       --------

Headings and subheadings in this Executive Plan are inserted for reference and convenience only and shall not be deemed a part of this Executive Plan.

G.     Applicable  Law:
       ---------------

The validity and interpretation of this Agreement shall be governed by the laws of the State of Tennessee.

H.     12 U.S.C.   1828(k):
       -------------------
Any payments made to the Executive pursuant to this Executive Plan, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) or any regulations promulgated thereunder.

I.     Partial  Invalidity:
       -------------------
If any term, provision, covenant, or condition of this Executive Plan is determined by an arbitrator or a court, as the case may be, to be invalid, void, or unenforceable, such determination shall not render any other term, provision, covenant, or condition invalid, void, or unenforceable, and the Executive Plan shall remain in full force and effect notwithstanding such partial invalidity.

J.     Employment:
       ----------

No provision of this Executive Plan shall be deemed to restrict or limit any existing employment agreement by and between the Bank and the Executive, nor shall any conditions herein create specific employment rights to the Executive nor limit the right of the Employer to discharge the Executive with or without cause. In a similar fashion, no provision shall limit the Executive's rights to voluntarily sever the Executive's employment at any time.

VI.     ERISA  PROVISION

A.     Named  Fiduciary  and  Plan  Administrator:
       ------------------------------------------

The "Named Fiduciary and Plan Administrator" of this Executive Plan shall be Cavalry Banking until its resignation or removal by the Board. As Named
Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control and administration of the Executive Plan. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Executive Plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

B.     Claims  Procedure  and  Arbitration:
       -----------------------------------

In the event a dispute arises over benefits under this Executive Plan and benefits are not paid to the Executive (or to the Executive's beneficiary(ies) in the case of the Executive's death) and such claimants feel they are entitled to receive such benefits, then a written claim must be made to the Named Fiduciary and Plan Administrator named above within sixty (60) days from the date payments are refused. The Named Fiduciary and Plan Administrator shall review the written claim and if the claim is denied, in whole or in part, they shall provide in writing within sixty (60) days of receipt of such claim the specific reasons for such denial, reference to the provisions of this Executive Plan upon which the denial is based and any additional material or information necessary to perfect the claim. Such written notice shall further indicate the additional steps to be taken by claimants if a further review of the claim denial is desired. A claim shall be deemed denied if the Named Fiduciary and Plan Administrator fail to take any action within the aforesaid sixty-day period.

If claimants desire a second review they shall notify the Named Fiduciary and Plan Administrator in writing within sixty (60) days of the first claim denial. Claimants may review this Executive Plan or any documents relating thereto and submit any written issues and comments it may feel appropriate. In their sole discretion, the Named Fiduciary and Plan Administrator shall then review the second claim and provide a written decision within sixty (60) days of receipt of such claim. This decision shall likewise state the specific reasons for the decision and shall include reference to specific provisions of the Plan upon which the decision is based.

If claimants continue to dispute the benefit denial based upon completed performance of this Executive Plan or the meaning and effect of the terms and conditions thereof, then claimants may submit the dispute to an arbitrator for final arbitration. The arbitrator shall be selected by mutual agreement of the Bank and the claimants. The arbitrator shall operate under any generally recognized set of arbitration rules. The parties hereto agree that they and their heirs, personal representatives, successors and assigns shall be bound by the decision of such arbitrator with respect to any controversy properly submitted to it for determination.

Where a dispute arises as to the Bank's discharge of the Executive "for cause," such dispute shall likewise be submitted to arbitration as above described and the parties hereto agree to be bound by the decision thereunder.

VII. TERMINATION OR MODIFICATION OF AGREEMENT BY REASON OF CHANGES IN THE LAW, RULES OR REGULATIONS

The Bank is entering into this Plan upon the assumption that certain existing tax laws, rules and regulations will continue in effect in their current form. If any said assumptions should change and said change has a detrimental effect on this Executive Plan, then the Bank reserves the right to terminate or modify this Plan accordingly. Upon a Change of Control (Subparagraph I [I]), this paragraph shall become null and void effective immediately upon said Change of Control.