Form 10-Q
period 2002-06-30
CAVALRY BANCORP INC
filed 2002-08-13
CIK 1049535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

{  X  }   Quarterly  Report Under Section 13 or 15(d) of the Securities Exchange
          Act  of  1934  For  the  Quarterly  Period  Ended June 30, 2002 or

{      }  Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the Transition period from___________ To ___________

Commission  File  Number:  0-23605


                              CAVALRY BANCORP, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)


            Tennessee                                        62-1721072
            ---------                                        ----------
     (State or other jurisdiction                       (I.R.S.  Employer
     of incorporation or organization)                     I.D.  Number)

114 West College Street, Murfreesboro, Tennessee                 37130
------------------------------------------------                 -----
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

                    Yes  X                    No
                       ----                     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common  Stock  Issued  and  Outstanding:  6,908,137  as  of  August  12,  2002.

                              CAVALRY BANCORP, INC.

                                Table of Contents




Part I      Financial Information                                                        Page

Item 1.     Financial Statements

            Consolidated Balance Sheets at June 30, 2002 (unaudited)
            and December 31, 2001                                                            1


            Consolidated Statements of Income (unaudited) for the Three and Six Months
            Ended June 30, 2002 and 2001                                                     2


            Consolidated Statements of Comprehensive Income (unaudited) for the
            Three and Six Months Ended June 30, 2002 and 2001                                3


            Consolidated Statements of Cash Flows (unaudited) for the Six Months
            Ended June 30, 2002 and 2001                                                     4


            Notes to Consolidated Financial Statements (unaudited)                         5-7


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                           8-12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                   12-13

Part II     Other Information                                                               14

Signatures                                                                                  15

Part  I.     Financial  Information

ITEM  1.                 FINANCIAL  STATEMENTS

                                             CAVALRY BANCORP, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
                                             (DOLLARS IN THOUSANDS)




                         ASSETS                                               June 30, 2002    December 31, 2001
---------------------------------------------------------------------------  ---------------  -------------------
                                                                                 (Unaudited)
Cash and due from banks                                                      $       20,385   $           23,596
Interest-bearing deposits with other financial institutions                             319                  393
Federal funds sold                                                                   33,313               45,292
                                                                             ---------------  -------------------
Cash and cash equivalents                                                            54,017               69,281
Investment securities available-for-sale at fair value (amortized cost:
  $33,365 and $41,571 at June 30, 2002 and December 31, 2001, respectively)          33,485               41,808
Investment securities held to maturity - at amortized cost (fair value:
  $535 and $632 at June 30, 2002 and December 31, 2001, respectively)                   538                  637
Federal Home Loan Bank of Cincinnati and
  Federal Reserve Bank stock - at cost                                                3,449                2,159
Loans held for sale, at estimated fair value                                          4,496               10,423
Loans receivable, net of allowances for loan losses of $4,531 in 2002 and
  $4,470 in 2001                                                                    291,925              280,239
Accrued interest receivable                                                           1,880                2,139
Office properties and equipment, net                                                 17,783               15,554
Bank owned life insurance                                                             7,662                7,500
Foreclosed assets, net                                                                  305                  184
Goodwill                                                                              1,772                    -
Other assets                                                                          2,147                2,950
                                                                             ---------------  -------------------
Total assets                                                                 $      419,459   $          432,874
                                                                             ===============  ===================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------
Liabilities:
Deposits:
     Interest-bearing                                                        $      318,547   $          332,688
      Non-interest-bearing                                                           47,835               48,302
                                                                             ---------------  -------------------
            Total deposits                                                          366,382              380,990
Advances from Federal Home Loan Bank of Cincinnati                                      971                  998
Accrued expenses and other liabilities                                                2,759                2,080
                                                                             ---------------  -------------------
               Total liabilities                                                    370,112              384,068
                                                                             ---------------  -------------------
Shareholders' equity:
Preferred stock, no par value
  Authorized- 250,000 shares; none issued or outstanding at
     June 30, 2002 and December 31, 2001                                                  -                    -
Common stock, no par value
  Authorized- 49,750,000 shares; issued and outstanding
     6,958,637 and 7,079,801 at June 30, 2002
     and December 31, 2001, respectively                                             10,380               11,683
Retained earnings                                                                    42,332               40,700
Unallocated ESOP Shares                                                              (3,440)              (3,723)
Accumulated other comprehensive income, net of tax                                       75                  146
                                                                             ---------------  -------------------
Total shareholders' equity                                                           49,347               48,806
                                                                             ---------------  -------------------
Total liabilities and shareholders' equity                                   $      419,459   $          432,874
                                                                             ===============  ===================

Note:  The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the  United  States  of  America  for  complete  financial  statements.

See  accompanying  notes  to  consolidated  financial  statements.




                                                        Three Months Ended                        Six Months Ended
                                                             June 30,                                 June 30,
                                                     2002                 2001                 2002                2001
                                              -------------------  -------------------  -------------------  -----------------


Interest and dividend income:
 Loans                                        $             5,304  $             6,186  $            10,530  $          12,678
 Investment securities                                        312                  669                  705              1,253
 Other                                                        269                  331                  569                755
                                              -------------------  -------------------  -------------------  -----------------
       Total interest and dividend income                   5,885                7,186               11,804             14,686
                                              -------------------  -------------------  -------------------  -----------------
Interest expense - deposits                                 1,770                3,467                3,694              7,095
Interest expense - borrowings                                   5                    5                   11                 19
                                              -------------------  -------------------  -------------------  -----------------
      Total interest expense                                1,775                3,472                3,705              7,114
                                              -------------------  -------------------  -------------------  -----------------
 Net interest income                                        4,110                3,714                8,099              7,572
 Provision for loan losses                                     54                   63                  163                166
                                              -------------------  -------------------  -------------------  -----------------
  Net interest income after provision
     for loan losses                                        4,056                3,651                7,936              7,406
                                              -------------------  -------------------  -------------------  -----------------
Non-interest income:
  Servicing income                                             55                   62                  124                137
  Gain on sale of loans, net                                  581                  609                1,150              1,012
  Deposit servicing fees and charges                          921                1,004                1,800              1,826
  Trust service fees                                          296                  292                  552                585
   Insurance commissions and fees                             555                    -                1,054                  -
  Other operating income                                      301                  158                  500                327
                                              -------------------  -------------------  -------------------  -----------------
    Total non-interest income                               2,709                2,125                5,180              3,887
                                              -------------------  -------------------  -------------------  -----------------
 Non-interest expenses:
    Salaries and employee benefits                          3,018                2,486                5,810              4,831
   Occupancy expense                                          302                  247                  572                486
   Supplies, communications and other
     office expenses                                          263                  231                  522                460
   Federal insurance premiums                                  16                   15                   32                 31
   Advertising expense                                        176                  109                  263                205
   Equipment and service bureau expense                       707                  621                1,331              1,173
   Other operating expense                                    434                  397                  890                776
                                              -------------------  -------------------  -------------------  -----------------
      Total non-interest expenses                           4,916                4,106                9,420              7,962
                                              -------------------  -------------------  -------------------  -----------------
  Income before income taxes                                1,849                1,670                3,696              3,331
  Income tax expense                                          676                  717                1,454              1,421
                                              -------------------  -------------------  -------------------  -----------------
Net income                                    $             1,173  $               953  $             2,242  $           1,910
                                              ===================  ===================  ===================  =================

Basic earnings per share                      $              0.18  $              0.15  $              0.35  $            0.30
                                              ===================  ===================  ===================  =================

Diluted earnings per share                    $              0.17  $              0.15  $              0.34  $            0.30
                                              ===================  ===================  ===================  =================

Weighted average shares outstanding -Basic              6,436,781            6,469,086            6,465,859          6,456,937
                                              ===================  ===================  ===================  =================

Weighted average shares outstanding -Diluted            6,756,723            6,478,762            6,626,098          6,468,975
                                              ===================  ===================  ===================  =================




Dividends declared $0.05 per share payable July 12, 2002 for shareholders of record date June 30, 2002.

See  accompanying  notes  to  consolidated  financial  statements.


                                          CAVALRY BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                         (DOLLARS IN THOUSANDS)
                                             (UNAUDITED)

                                                         Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
                                                           2002       2001       2002      2001
                                                          ------     ------    -------    ------

Net income                                                 $1,173     $953     $2,242     $1,910
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities
 available-for-sale                                            71       14        (71)       111
                                                          --------   ------      ------   ------

Comprehensive income                                      $ 1,244   $  967       $2,171   $2,021
                                                          =======   ======      =======   ======

See  accompanying  notes  to  consolidated  financial  statements.

                              CAVALRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                        2002       2001
                                                      ---------  ---------

Operating activities:
          Net cash provided by operating activities   $ 11,426   $    861
                                                      ---------  ---------
Investing activities:
   Decrease ( increase) in loans receivable, net       (12,140)     4,497
   Principal payments on investment securities           1,538         22
  Purchase of investment securities
     available for sale                                 (9,355)   (41,991)
  Purchase of Federal Reserve Stock                     (1,240)         -
  Proceeds from maturities of investment securities     16,000     24,630
  Purchase of office properties and equipment           (2,819)    (1,087)
   Proceeds from sale of real estate acquired
       through foreclosure                                  81          -
  Cash paid in acquisition of Miller & Loughry          (1,964)         -
                                                      ---------  ---------
          Net cash used in investing activities         (9,899)   (13,929)
                                                      ---------  ---------

Financing activities:
  Net increase (decrease) in deposits                  (14,608)    13,370
  Retirement of common stock                            (1,546)         -
  Dividends paid                                          (610)      (620)
  Net decrease in borrowings                               (27)      (553)
                                                      ---------  ---------
         Net cash provided by (used in)
          financing activities                         (16,791)    12,197
                                                      ---------  ---------
Decrease in cash and cash equivalents                  (15,264)      (871)
Cash and equivalents, beginning of period               69,281     45,025
                                                      ---------  ---------

 Cash and cash equivalents, end of period             $ 54,017   $ 44,154
                                                      =========  =========

SUPPLEMENT DISCLOSURES OF CASH
   FLOW INFORMATION:
Payments during the period for:
Interest                                              $  3,736   $  6,992
                                                      =========  =========
Income taxes                                          $  1,350   $  1,529
                                                      =========  =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

Increase (Decrease) in deferred tax asset related
   to unrealized gain (loss) on investments           $     46   $    (69)
                                                      =========  =========
Net unrealized gain (loss) on investment
    securities available for sale                     $   (117)  $    180
                                                      =========  =========
Dividends declared and payable                        $    306   $    355
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

The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

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

3.     Earnings  Per  Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and six months ended June 30, 2002 and 2001. Diluted common shares arise from the potentially dilutive effect of the Company's stock options outstanding.


                                      Quarter Ended June 30  Six Months Ended June 30
                                      ---------------------  ------------------------
                                        2002         2001        2002       2001
                                        ----         ----        ----       ----
Basic EPS:
Net income                           $1,173,000  $  953,000  $2,242,000  $1,910,000
Average common shares outstanding     6,436,781   6,469,086   6,465,859   6,456,937
                                     ----------  ----------  ----------  ----------

Earnings per share - basic           $     0.18  $     0.15  $     0.35  $     0.30
                                     ==========  ==========  ==========  ==========

Diluted EPS:
Net income                           $1,173,000  $  953,000  $2,242,000  $1,910,000
                                     ----------  ----------  ----------  ----------

Average common shares outstanding     6,436,781   6,469,086   6,465,859   6,456,937
Dilutive effect of stock options        319,942       9,676     160,239      12,038
                                     ----------  ----------  ----------  ----------

Average dilutive shares outstanding   6,756,723   6,478,762   6,626,098   6,468,975
                                     ----------  ----------  ----------  ----------

Earnings per share - diluted         $     0.17  $     0.15  $     0.34  $     0.30
                                     ==========  ==========  ==========  ==========

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


                                           Mortgage
For the quarter ended            Banking   Banking    Trust   Insurance   Eliminations    Consolidated
June 30, 2002:
Interest revenue                 $  5,885  $       -  $    -  $        -  $           -   $       5,885
Other income-external customers     1,384         55     296         368              -           2,103
Interest expense                    1,775          -       -           -              -           1,775
Depreciation and amortization         269         47       1           9              -             326
Other significant items:
    Provision for loan losses          54          -       -           -              -              54
    Gain on sales of assets            25        581       -           -              -             606
Segment profit                      1,897          -      43           9           (100)          1,849
Segment assets                    413,837      4,832     379       2,629         (2,218)        419,459


                                           Mortgage
For the quarter ended            Banking   Banking    Trust   Consolidated
June 30, 2001:
Interest revenue                 $  7,186  $       -  $    -  $       7,186
Other income-external customers     1,162         62     292          1,516
Interest expense                    3,472          -       -          3,472
Depreciation and amortization         236         42       9            287
Other significant items:
   Provision for loan losses           63          -       -             63
   Gain on sale of assets               -        609       -            609
Segment profit                      1,592          1      77          1,670
Segment assets                    391,813      7,268     322        399,403


                                            Mortgage
For the six months ended          Banking   Banking     Trust   Insurance   Eliminations    Consolidated
June 30, 2002:
Interest revenue                  $ 11,804  $       -   $    -  $        -  $           -   $      11,804
Other income-external customers      2,507        124      552         822              -           4,005
Interest expense                     3,705          -        -           -              -           3,705
Depreciation and amortization          515         91       12          18              -             636
Other significant items:
    Provision for loan losses          163          -        -           -              -             163
    Gain on sales of assets             25      1,150        -           -              -           1,175
Segment profit (loss)                3,619         (5)     116          85           (119)          3,696
Segment assets                     413,837      4,832      379       2,629         (2,218)        419,459


                                            Mortgage
For the six months ended          Banking   Banking     Trust   Consolidated
June 30, 2001:
Interest revenue                  $ 14,686  $       -   $    -  $      14,686
Other income-external customers      2,153        137      585          2,875
Interest expense                     7,114          -        -          7,114
Depreciation and amortization          460         83       17            560
Other significant items:
   Provision for loan losses           166          -        -            166
   Gain on sale of assets                -      1,012        -          1,012
Segment profit (loss)                3,185         (5)     151          3,331
Segment assets                     391,813      7,268      322        399,403

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

SFAS No. 142, "Goodwill and Other Intangible Assets", issued on June 29, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement results in the end to systematic goodwill and other intangible amortization and requires impairment testing on those balances at least annually or if circumstances arise that suggest that impairment may be an issue. SFAS No. 142 was effective for the Company beginning on January 1, 2002 and is applicable to all goodwill and other intangible assets regardless of when those assets were initially recognized.

SFAS No. 143, "Accounting for Asset Retirement Obligations", issued in June 2001, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" issued in August 2001, supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company's financial statements.

6.     Deferred  Compensation  and  Retirement  Plans

The Company has entered into separate deferred compensation arrangements with the Board of Directors and certain senior officers. The plans call for amounts payable at retirement, death or disability as defined in the agreements. The estimated present value of the deferred compensation will be accrued over the remaining expected term of active employment. The Bank has purchased life insurance policies that it intends to use to finance this liability.

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

Comparison  of  Financial  Condition  at  June  30,  2002  and December 31, 2001

Total assets were $419.5 million at June 30, 2002, compared to $432.9 million at December 31, 2001, a decrease of $13.4 million or 3.10%. This decline was primarily a result of a decline in total deposits. As a result of the decline in deposits, cash and cash equivalents decreased from $69.3 million at December 31, 2001, to $54.0 million at June 30, 2002. Investment securities available-for-sale decreased from $41.8 million at December 31, 2001, to $33.5 million at June 30, 2002 as a result of maturing securities being used to fund increases in office properties and equipment. Loans receivable net increased $11.7 million from $280.2 million at December 31, 2001, to $291.9 million at June 30, 2002. Office properties and equipment increased from $15.6 million at December 31, 2001 to $17.8 million at June 30, 2002. This increase was a result of the purchase of land for a future branch location, completion of the first floor of the Financial Services Building, and purchase of computers and banking equipment. The first floor of the Financial Services Building now houses Miller and Loughry, the Investment Management and Trust Department and Cavalry Investment services. In the first quarter of 2002, the Company completed the purchase of Miller & Loughry, an independent insurance agency, for $2.0 million. The increase in goodwill was a result of the purchase of Miller & Loughry.

Deposit accounts decreased $14.6 million from $381.0 million at December 31, 2001, to $366.4 million at June 30, 2002. Certificates of deposit increased $4.1 million from $145.6 million at December 31, 2001 to $149.7 million at June 30, 2002. Savings deposits increased $2.0 million from $13.9 million at December 31, 2001 to $15.9 million at June 30, 2002. Money market accounts decreased $1.4 million from $91.6 million at December 31, 2001 to $90.2 million at June 30, 2002. NOW accounts declined $18.9 million from $81.6 million at December 31, 2001 to $62.7 million at June 30, 2002. Transaction accounts decreased $500,000 from $48.3 million at December 31, 2001 to $47.8 million at June 30, 2002. Management feels that these declines are temporary, and will continue to market deposit relationships.

Stockholders' equity increased by $500,000 from $48.8 million at December 31, 2001, to $49.3 million at June 30, 2002. This increase was a result of net income of $2.2 million and the release of $526,000 in ESOP shares. These increases were partially offset by dividends of $610,000, the repurchase and retirement of $1.5 million in Company common stock, and a decrease in unrealized gains on available-for-sale securities of $71,000, net of taxes.

Non-performing assets were $394,000 at December 31, 2001 and $982,000 at June 30, 2002.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and June 30, 2001.

Net Income. Net income was $1.2 million for the three months ended June 30, 2002 compared to $953,000 for the three months ended June 30, 2001. Return on average assets increased from 0.97% for the three months ended June 30, 2001, to 1.14% for the same period in 2002. Return on average equity also increased from 8.40% for the three months ended June 30, 2001, to 9.58% for the same period in 2002. Earnings per share increased from $0.15 per diluted share for the three months ended June 30, 2001, to $0.17 per diluted share for the same period in 2002. This increase was primarily a result of higher net interest income, a lower provision for loan losses and higher non-interest income. These increases were partially offset by higher non-interest expenses.

Net Interest Income. Net interest income increased $396,000 from $3.7 million for the three months ended June 30, 2001, to $4.1 million for the same period in 2002. Interest rate spread increased from 3.48% for the three months ended June 30, 2001, to 4.25% for the same period in 2002. Net interest margin increased from 4.14% for the three months ended June 30, 2001, to 4.53% for the same period in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 116.59% for the three months ended
June  30,  2001,  to  113.79%  for  the  same  period  in  2002.

Interest income decreased 18.06% to $5.9 million for the three months ended June 30, 2002, from $7.2 million for the same period in 2001. Interest on loans decreased from $6.2 million for the three months ended June 30, 2001, to $5.3 million for the same period in 2002. Average loans outstanding increased from $282.7 million for the three months ended June 30, 2001, to $289.7 million for the same period in 2002. The average yield decreased from 8.78% for the three months ended June 30, 2001, to 7.34% for the same period in 2002, as a result of declining interest rates. Income on all other investments consisting of mortgage backed securities, other investments, Federal Home Loan Bank and Federal Reserve Bank stock, bank deposits and federal funds decreased from $1.0 million for the three months ended June 30, 2001, to $581,000 for the same period in 2002. Average investments decreased from $77.0 million for the three months ended June 30, 2001, to $74.3 million for the same period in 2002. The average yield decreased from 5.21% for the three months ended June 30, 2001, to 3.13% for the same period in 2002.

Interest expense decreased from $3.5 million for the three months ended June 30, 2001, to $1.8 million for the same period in 2002. Average interest-bearing deposits increased from $307.5 million for the three months ended June 30, 2001, to $319.0 million for the same period in 2002. This increase was a result of continuing efforts to increase market share of deposits. The average cost of deposits decreased from 4.52% for the three months ended June 30, 2001, to 2.23% for the same period in 2002. Average borrowings decreased from $1.0 million at an average cost of 1.95% for the three months ended June 30, 2001 to $976,000 at an average cost of 2.05% for the same period in 2002. The total cost of funds decreased from 4.51% for the three months ended June 30, 2001, to 2.23% for the same period in 2002. Average interest-bearing liabilities increased from $308.6 million for the three months ended June 30, 2001, to $320.0 million for the same period in 2002.

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

The provision for loan losses decreased from $63,000 for the three months ended June 30, 2001 to $54,000 for the same period in 2002. Management deemed the allowance for loan losses adequate at June 30, 2002.

Non-interest Income. Non-interest income increased from $2.1 million for the three months ended June 30, 2001, to $2.7 million for the same period in 2002. In the mortgage banking segment, net gain on sale of loans decreased from $609,000 for the three months ended June 30, 2001, to $581,000 for the same period in 2002. The lower gain in 2002 was a result of decreased production. Loan servicing fees decreased slightly from $62,000 for the three months ended June 30, 2001, to $55,000 for the same period in 2002. In the banking segment, deposit fees and other operating incomes decreased from $1.0 million for the three months ended June 30, 2001, to $921,000 for the same period in 2002. This decline was a result of the implementation of a new checking account program with a third party vendor. These fees began in the third quarter of 2001 and extend through the third quarter of 2003 with a reduction of the fee percentages in the third quarter of 2002. In the trust segment, trust fees increased from $292,000 for the three months ended June 30, 2001, to $296,000 for the same period in 2002. The acquisition of Miller & Loughry contributed commissions and related income during the three months June 30, 2002.

Non-interest Expense. Non-interest expense increased from $4.1 million for the three months ended June 30, 2001, to $4.9 million for the same period in 2002. Salaries and employee benefits increased from $2.5 million for the three months ended June 30, 2001 to $3.0 million for the same period in 2002. This increase was a result of the purchase of Miller & Loughry, increased commissions, and costs of medical insurance. The increase in occupancy expense was primarily a result of the opening of the new operations building and increases in the cost of utilities. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $676,000 for the three months ended June 30, 2002, compared to $717,000 for the same period in 2001.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and June 30, 2001.

Net Income. Net income was $2.2 million for the six months ended June 30, 2002 compared to $1.9 million for the six months ended June 30, 2001. Return on average assets increased from 0.99% for the six months ended June 30, 2001, to 1.09% for the same period in 2002. Return on average equity also increased from 8.59% for the six months ended June 30, 2001, to 9.29% for the same period in 2002. Earnings per share increased from $0.30 per diluted share for the six months ended June 30, 2001, to $0.34 per diluted share for the same period in 2002. This increase was primarily a result of higher net interest income, a lower provision for loan losses and higher non-interest income. These increases were partially offset by higher non-interest expenses.

Net Interest Income. Net interest income increased $527,000 from $7.6 million for the six months ended June 30, 2001, to $8.1 million for the same period in 2002. Interest rate spread increased from 3.66% for the six months ended June 30, 2001, to 4.08% for the same period in 2002. Net interest margin increased from 4.26% for the six months ended June 30, 2001, to 4.44% for the same period in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 116.37% for the six months ended
June  30,  2001,  to  118.75%  for  the  same  period  in  2002.

Interest income decreased 19.73% to $11.8 million for the six months ended June 30, 2002, from $14.7 million for the same period in 2001. Interest on loans decreased from $12.7 million for the six months ended June 30, 2001, to $10.5 million for the same period in 2002. Average loans outstanding increased from $283.1 million for the six months ended June 30, 2001, to $289.0 million for the same period in 2002. The average yield decreased from 9.03% for the six months ended June 30, 2001, to 7.35% for the same period in 2002, as a result of declining interest rates. Income on all other investments consisting of mortgage backed securities, other investments, Federal Home Loan Bank and Federal Reserve Bank stock, bank deposits and federal funds decreased from $2.0 million for the six months ended June 30, 2001, to $1.3 million for the same period in 2002. Average investments increased from $72.4 million for the six months ended June 30, 2001, to $78.5 million for the same period in 2002. The average yield decreased from 5.59% for the six months ended June 30, 2001, to 3.27% for the same period in 2002.

Interest expense decreased from $7.1 million for the six months ended June 30, 2001, to $3.7 million for the same period in 2002. Average interest-bearing deposits increased from $304.2 million for the six months ended June 30, 2001, to $308.5 million for the same period in 2002. The average cost of deposits decreased from 4.70% for the six months ended June 30, 2001, to 2.41% for the same period in 2002. Average borrowings decreased from $1.3 million at an average cost of 2.99% for the six months ended June 30, 2001 to $982,000 at an average cost of 2.26% for the same period in 2002. The total cost of funds decreased from 4.67% for the six months ended June 30, 2001, to 2.40% for the same period in 2002. Average interest-bearing liabilities increased from $305.5 million for the six months ended June 30, 2001, to $309.5 million for the same period in 2002.

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

The provision for loan losses decreased from $166,000 for the six months ended June 30, 2001 to $163,000 for the same period in 2002. Management deemed the allowance for loan losses adequate at June 30, 2002.

Non-interest Income. Non-interest income increased from $3.9 million for the six months ended June 30, 2001, to $5.2 million for the same period in 2002. In the mortgage banking segment, net gain on sale of loans increased from $1.0 million for the six months ended June 30, 2001, to $1.2 million for the same period in 2002. The higher gain in 2002 was a result of increased production during the first quarter. Loan servicing fees decreased slightly from $137,000 for the six months ended June 30, 2001, to $124,000 for the same period in 2002. In the banking segment, deposit fees and other operating incomes was constant at $1.8 million for the six months ended June 30, 2001 and 2002. In the trust segment, trust fees decreased from $585,000 for the six months ended June 30, 2001, to $552,000 for the same period in 2002. The acquisition of Miller & Loughry contributed commissions and related income during the six months ended June 30, 2002.

Non-interest Expense. Non-interest expense increased from $8.0 million for the six months ended June 30, 2001, to $9.4 million for the same period in 2002. Salaries and employee benefits increased from $4.8 million for the six months ended June 30, 2001 to $5.8 million for the same period in 2002. This increase was a result of the purchase of Miller & Loughry, increased commissions, and costs of medical insurance. The increase in occupancy expense was primarily a result of the opening of the new operations building and increases in the cost of utilities. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $1.5 million for the six months ended June 30, 2002, compared to $1.4 million for the same period in 2001.

Liquidity  and  Capital  Resources

The Company's primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2002, cash and cash equivalents totaled $54.0 million or 12.88% of total assets, and investment securities available-for-sale totaled $33.5 million. At June 30, 2002, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $10.0 million.

As of June 30, 2002, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2002, under the regulations of the Federal Reserve Board, the Bank's actual leverage, Tier 1 risk-based, and risked-based capital ratios were 9.01%, 12.20% and 13.43%, respectively, compared to requirements of 3.0%, 4.0% and 8.0%, respectively.

At June 30, 2002, the Bank had loan commitments of approximately $35.3 million. In addition, at June 30, 2002, the unused portion of lines of credit extended by the Bank was approximately $9.6 million for consumer loans and $20.8 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2002, the Bank had $6.4 million of letters of credit outstanding.

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

The following table presents the Company's repricing gap at June 30, 2002. The table indicates that at June 30, 2002 the Company was liability sensitive up to six months and had a negative cumulative GAP for the time periods up to and including one to three year time horizon This would indicate a decline in earnings in a rising rate environment. However, management does not consider NOW accounts and savings accounts rate sensitive and if those amounts are excluded from the six-month time frame, the Company would be slightly liability sensitive.



                                                                         Six        After     After
                                                            Within      Months     One to     Three       Over
                                                             Six        To One      Three    to Five      Ten
                                                            Months       Year       Years     Years       Years     Total
                                                            ------       ----       -----     -----       -----     -----
                                                                              (in thousands)
Interest-earning  assets:

   Loans receivable, net                                 $ 106,622   $  43,970   $  74,535   $60,086   $  11,208   $296,421
   Investment securities held-to-maturity                      300         238           -         -           -        538
   FHLB  & FRB stock                                         3,449           -           -         -           -      3,449
   Investment securities available-for-sale                 17,216       6,973       5,938     2,496         862     33,485
   Federal funds sold overnight and other
    interest-bearing deposits                               33,632           -           -         -           -     33,632
                                                         ----------  ----------  ----------  --------  ----------  ---------

     Total rate sensitive assets                         $ 161,219   $  51,181   $  80,473   $62,582   $  12,070   $367,525
                                                         ==========  ==========  ==========  ========  ==========  =========

Interest-bearing liabilities:

Deposits:
   NOW accounts                                          $  62,683   $       -   $       -   $     -   $       -   $ 62,683
   Savings accounts                                         15,922           -           -         -           -     15,922
   Money market accounts                                    90,196           -           -         -           -     90,196
   Certificates of deposit                                  71,011      42,388      29,104     7,243           -    149,746
Borrowings                                                      26          26         104       104         711        971
                                                         ----------  ----------  ----------  --------  ----------  ---------
     Total rate sensitive liabilities                    $ 239,838   $  42,414   $  29,208   $ 7,347   $     711   $319,518
                                                         ==========  ==========  ==========  ========  ==========  =========

Excess (deficiency) of interest sensitive
 assets over interest sensitive liabilities               ($78,619)  $   8,767   $  51,265   $55,235   $  11,359   $ 48,007
Cumulative excess (deficiency) of
 interest sensitive assets                                ($78,619)   ($69,852)   ($18,587)  $36,648   $  48,007   $ 48,007
Cumulative ratio of interest-earning assets
 to interest-bearing liabilities                             67.22%      75.25%      94.03%   111.50%     115.02%    115.02%
Interest sensitivity gap to total rate sensitive assets    (21.39)%       2.39%      13.95%    15.03%       3.09%     13.06%
Ratio of interest-earning assets to
 interest -bearing liabilities                               67.22%     120.67%     275.52%   851.80%   1,697.61%    115.02%
Ratio of cumulative gap to total rate sensitive assets     (21.39)%    (19.01)%     (5.06)%     9.97%      13.06%     13.06%

Part  II.  Other  Information

Item  1.  Legal  Proceedings

     Not  applicable

Item  2.  Changes  in  Securities  and  use  of  Proceeds

     Not  applicable

Item  3.  Defaults  Upon  Senior  Securities

     Not  applicable

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     On April 25, 2002 at the annual meeting of shareholders of Cavalry Bancorp, Inc. the following Directors were elected for three-year terms:

     Name                         For               Withhold
Terry  G.  Haynes                 5,700,818          19,413
William  H.  Huddleston  IV       5,720,231          26,527
Gary  Brown                       5,701,604          18,627

Item  5.  Other  Information

     None

Item  6.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on Form 8-K

     (a)  Exhibits

      3.1      Charter  of  the  Registrant*
      3.2      Bylaws  of  the  Registrant*
     10.1      Employment  Agreement  with  Ed  C.  Loughry,  Jr.**
     10.2      Employment  Agreement  with  Ronald  F.  Knight  **
     10.3      Severance  Agreement  with  Hillard  C.  Gardner**
     10.4      Severance  Agreement  with  Ira  B.  Lewis  **
     10.5      Severance  Agreement  with  R.  Dale  Floyd  **
     10.6      Severance  Agreement  with  M.  Glenn  Layne  **
     10.7      Severance  Agreement  with  Joy  B.  Jobe**
     10.8      Severance  Agreement  with  William  S.  Jones**
     10.9      Severance  Agreement  with  David  W.  Hopper**
     10.10     Cavalry  Banking  Key  Personnel  Severance  Compensation  Plan**
     10.11     Cavalry  Banking  Employee  Stock  Ownership  Plan**
     10.12     Management  Recognition  Plan  with William H. Huddleston III ***
     10.13     Management  Recognition  Plan  with  Gary  Brown  ***
     10.14     Management  Recognition  Plan  with  Ed  Elam  ***
     10.15     Management  Recognition  Plan  with  Frank  E.  Crosslin, Jr. ***
     10.16     Management  Recognition  Plan  with  Tim  J.  Durham  ***
     10.17     Management  Recognition  Plan  with  James  C.  Cope  ***
     10.18     Management  Recognition  Plan  with  Terry  G.  Haynes  ***
     10.19     Management  Recognition  Plan  with  Ed  C.  Loughry,  Jr.  ***
     10.20     Management  Recognition  Plan  with  Ronald  F.  Knight  ***
     10.21     Management  Recognition  Plan  with  William  S.  Jones  ***
     10.22     Management  Recognition  Plan  with  Hillard  C.  Gardner  ***
     10.23     Management  Recognition  Plan  with  R.  Dale  Floyd  ***
     10.24     Management  Recognition  Plan  with  David  W.  Hopper  ***
     10.25     Management  Recognition  Plan  with  Joe  W.  Townsend  ***
     10.26     Management  Recognition  Plan  with  M.  Glenn  Layne  ***
     10.27     Management  Recognition  Plan  with  Joy  B.  Jobe  ***
     10.28     Management  Recognition  Plan  with  Ira  B.  Lewis,  Jr.  ***
     10.29     Management  Recognition  Plan  with  Elizabeth  L.  Green  ***
     10.30     Management  Recognition  Plan  with  James  O.  Sweeney,  III ***
     10.31     Director  Supplemental  Retirement  Plan
     10.32     Executive  Supplemental  Retirement  Plan
     13        Annual  Report  to  Stockholders****
     21        Subsidiaries  of  the  Registrant****
     99.1 CEO Certification Pursuant To 18U.S.C. section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes -Oxley Act Of 2002
     99.2 CFO Certification Pursuant To 18U.S.C. section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes -Oxley Act Of 2002

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

     (b)  Reports  on  Form  8-K

     No  Reports  on Form 8-K were filed during the quarter ended June 30, 2002.



..

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CAVALRY BANCORP, INC.

Date: August 12, 2002                         by: /s/Ronald F. Knight
                                              -----------------------
                                              Ronald F. Knight
                                              President and
                                              Chief Operating Officer


Date: August 12, 2002                         by: /s/ Hillard C. Gardner
                                              ----------------------
                                              Hillard C. Gardner
                                              Senior Vice President and Chief
                                              Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)

                                   EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cavalry Bancorp, Inc., (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ed C. Loughry, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:  August  12,  2002     by:     /s/  Ed  C.  Loughry,  Jr.
                                     --------------------------
                                     Ed  C.  Loughry,  Jr.
                                     Chairman of the Board of Directors
                                     and  Chief  Executive  Officer

                                   EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cavalry Bancorp, Inc., (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Hillard
C. Gardner, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:  August  12,  2002     by:     /s/  Hillard  C.  Gardner
                                     -------------------------
                                     Hillard  C.  Gardner
                                     Senior  Vice  President  and  Chief
                                     Financial  Officer
                                    (Principal  Financial  and
                                     Accounting  Officer)