Form 10-Q
period 2002-09-30
CAVALRY BANCORP INC
filed 2002-11-12
CIK 1049535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

{  X  }   Quarterly  Report Under Section 13 or 15(d) of the Securities Exchange
          Act  of  1934 For the Quarterly Period Ended September 30, 2002 or

{     }   Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the Transition period from___________ To ___________

Commission  File  Number:  0-23605


                              CAVALRY BANCORP, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)


     Tennessee                                                  62-1721072
     ---------                                                  ----------
 (State or other jurisdiction                              (I.R.S.  Employer
 of  incorporation or organization)                           I.D.  Number)

114  West  College  Street,  Murfreesboro,  Tennessee              37130
-----------------------------------------------------              -----
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

Common  Stock  Issued  and  Outstanding:  6,900,079 as of November 12, 2002.

                              CAVALRY BANCORP, INC.

                                Table of Contents

Part I      Financial Information                                                         Page

Item 1.     Financial Statements

            Consolidated Balance Sheets at September 30, 2002 (unaudited)
            and December 31, 2001                                                             1


            Consolidated Statements of Income (unaudited) for the Three and Nine Months
            Ended September 30, 2002 and 2001                                                 2


            Consolidated Statements of Comprehensive Income (unaudited) for the
            Three and Nine Months Ended September 30, 2002 and 2001                           3


            Consolidated Statements of Cash Flows (unaudited) for the Nine Months
            Ended September 30, 2002 and 2001                                                 4


            Notes to Consolidated Financial Statements (unaudited)                          5-7


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            8-11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                       12

Item 4.     Controls and Procedures                                                          13

Part II     Other Information                                                                14

Signatures                                                                                   15

Section  302  Certifications                                                              16-17

Part  I.     Financial  Information

ITEM  1.  FINANCIAL  STATEMENTS

                                              CAVALRY BANCORP, INC.
                                         CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
                                            (DOLLARS IN THOUSANDS)

             ASSETS                                                          September 30, 2002    December 31, 2001
--------------------------------------------------------------------------  --------------------  -------------------
                                                                                 (Unaudited)
Cash and due from banks                                                     $            19,025   $           23,596
Interest-bearing deposits with other financial institutions                                 356                  393
Federal funds sold                                                                       29,589               45,292
                                                                            --------------------  -------------------
Cash and cash equivalents                                                                48,970               69,281
Investment securities available-for-sale at fair value (amortized cost:
  $45,293 and $41,571 at September 30, 2002 and December 31, 2001,
  respectively)                                                                          45,470               41,808
Investment securities held to maturity - at amortized cost (fair value:
  $632 at  December 31, 2001)                                                                 -                  637
Federal Home Loan Bank of Cincinnati and
  Federal Reserve Bank stock - at cost                                                    3,475                2,159
Loans held for sale, at estimated fair value                                              7,824               10,423
Loans receivable, net of allowances for loan losses of $4,516 in 2002 and
  $4,470 in 2001                                                                        298,643              280,239
Accrued interest receivable                                                               1,806                2,139
Office properties and equipment, net                                                     18,026               15,554
Bank owned life insurance                                                                 7,791                7,500
Foreclosed assets, net                                                                      152                  184
Goodwill                                                                                  1,772                    -
Other assets                                                                              2,727                2,950
                                                                            --------------------  -------------------
Total assets                                                                $           436,656   $          432,874
                                                                            ====================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------
Liabilities:
Deposits:
     Interest-bearing                                                       $           326,637   $          332,688
      Non-interest-bearing                                                               53,302               48,302
                                                                            --------------------  -------------------
            Total deposits                                                              379,939              380,990
Advances from Federal Home Loan Bank of Cincinnati                                        2,957                  998
Accrued expenses and other liabilities                                                    4,216                2,080
                                                                            --------------------  -------------------
               Total liabilities                                                        387,112              384,068
                                                                            --------------------  -------------------
Shareholders' equity:
Preferred stock, no par value
  Authorized- 250,000 shares; none issued or outstanding at
     September 30, 2002 and December 31, 2001                                                 -                    -
Common stock, no par value
  Authorized- 49,750,000 shares; issued and outstanding
     6,900,079 and 7,079,801 at September 30, 2002
     and December 31, 2001, respectively                                                  9,644               11,683
Retained earnings                                                                        43,089               40,700
Unallocated ESOP Shares                                                                  (3,298)              (3,723)
Accumulated other comprehensive income, net of tax                                          109                  146
                                                                            --------------------  -------------------
Total shareholders' equity                                                               49,544               48,806
                                                                            --------------------  -------------------
Total liabilities and shareholders' equity                                  $           436,656   $          432,874
                                                                            ====================  ===================

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

                              CAVALRY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
                                                     2002                 2001                2002                 2001
                                              -------------------  ------------------  -------------------  ------------------
Interest and dividend income:
 Loans                                        $             5,224  $            5,845  $            15,754  $           18,523
 Investment securities                                        340                 806                1,286               2,038
 Other                                                        174                 280                  503               1,056
                                              -------------------  ------------------  -------------------  ------------------
       Total interest and dividend income                   5,738               6,931               17,543              21,617
                                              -------------------  ------------------  -------------------  ------------------
Interest expense - deposits                                 1,777               3,168                5,473              10,263
Interest expense - borrowings                                  12                   6                   23                  25
                                              -------------------  ------------------  -------------------  ------------------
      Total interest expense                                1,789               3,174                5,496              10,288
                                              -------------------  ------------------  -------------------  ------------------
 Net interest income                                        3,949               3,757               12,047              11,329
 Provision for loan losses                                    115                  82                  278                 248
                                              -------------------  ------------------  -------------------  ------------------
  Net interest income after provision
     for loan losses                                        3,834               3,675               11,769              11,081
                                              -------------------  ------------------  -------------------  ------------------
Non-interest income:
  Servicing income                                             65                  59                  190                 196
  Gain on sale of loans, net                                  974                 571                2,124               1,583
  Deposit servicing fees and charges                          971                 922                2,772               2,748
  Trust service fees                                          280                 297                  832                 882
  Commissions and other non banking fees                      602                  15                1,694                  46
  Other operating income                                      239                 145                  700                 441
                                              -------------------  ------------------  -------------------  ------------------
    Total non-interest income                               3,131               2,009                8,312               5,896
                                              -------------------  ------------------  -------------------  ------------------
 Non-interest expenses:
    Salaries and employee benefits                          3,186               2,441                8,995               7,272
   Occupancy expense                                          333                 246                  906                 732
   Supplies, communications and other
     office expenses                                          322                 214                  844                 674
   Federal insurance premiums                                  15                  17                   48                  48
   Advertising expense                                        101                  61                  364                 266
   Equipment and service bureau expense                       650                 607                1,980               1,780
   Other operating expense                                    585                 369                1,475               1,145
                                              -------------------  ------------------  -------------------  ------------------
      Total non-interest expenses                           5,192               3,955               14,612              11,917
                                              -------------------  ------------------  -------------------  ------------------
  Income before income taxes                                1,773               1,729                5,469               5,060
  Income tax expense                                          713                 709                2,167               2,130
                                              -------------------  ------------------  -------------------  ------------------
Net income                                    $             1,060  $            1,020  $             3,302  $            2,930
                                              ===================  ==================  ===================  ==================

Basic earnings per share                      $              0.17  $             0.16  $              0.51  $             0.45
                                              ===================  ==================  ===================  ==================

Diluted earnings per share                    $              0.16  $             0.16  $              0.50  $             0.45
                                              ===================  ==================  ===================  ==================

Weighted average shares outstanding -Basic              6,396,215           6,493,217            6,442,389           6,469,163
                                              ===================  ==================  ===================  ==================

Weighted average shares outstanding -Diluted            6,568,172           6,529,616            6,604,630           6,539,280
                                              ===================  ==================  ===================  ==================



Dividends declared $0.05 per share payable October 11, 2002 for shareholders of record date September 30, 2002.

See  accompanying  notes  to  consolidated  financial  statements.

                              CAVALRY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                            Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                                2002        2001          2002          2001
                                         ------------  ------------  ------------  ------------
Net income                               $      1,060  $      1,020        $3,302        $2,930
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities
 available-for-sale                                34           180           (37)          291
                                         ------------  ------------  -------------  -----------

Comprehensive income                     $      1,094  $      1,200        $3,265        $3,221
                                         ============  ============  =============  ===========



See  accompanying  notes  to  consolidated  financial  statements.

                              CAVALRY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                        2002       2001
                                                      ---------  ---------
Operating activities:
          Net cash provided by operating activities   $ 10,864   $  1,907
                                                      ---------  ---------
Investing activities:
   Decrease ( increase) in loans receivable, net       (19,043)       673
   Principal payments on investment securities           3,042         40
  Purchase of investment securities
     available for sale                                (40,889)   (62,639)
  Purchase of Federal Reserve Stock                     (1,240)         -
  Proceeds from maturities of investment securities     34,510     35,630
  Purchase of office properties and equipment           (3,535)    (1,346)
   Proceeds from sale of real estate acquired
       through foreclosure                                 340          -
  Cash paid in acquisition of Miller & Loughry          (1,944)         -
                                                      ---------  ---------
          Net cash used in investing activities        (28,759)   (27,642)
                                                      ---------  ---------

Financing activities:
  Net increase (decrease) in deposits                   (1,051)    31,215
  Retirement of common stock                            (2,423)         -
  Proceeds from the exercise of stock options               12          -
  Dividends paid                                          (913)      (930)
  Net increase (decrease) in borrowings                  1,959       (566)
                                                      ---------  ---------
         Net cash provided by (used in)
          financing activities                          (2,416)    29,719
                                                      ---------  ---------
Decrease in cash and cash equivalents                  (20,311)     3,984
Cash and equivalents, beginning of period               69,281     45,025
                                                      ---------  ---------

 Cash and cash equivalents, end of period             $ 48,970   $ 49,009
                                                      =========  =========

SUPPLEMENT DISCLOSURES OF CASH
   FLOW INFORMATION:
Payments during the period for:
Interest                                              $  5,498   $ 10,380
                                                      =========  =========
Income taxes                                          $  2,200   $  2,205
                                                      =========  =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

Increase (decrease) in deferred tax asset related
   to unrealized gain (loss) on investments           $     24   $   (181)
                                                      =========  =========
Net unrealized gain (loss) on investment
    securities available for sale                     $    (61)  $    472
                                                      =========  =========
Dividends declared and payable                        $    317   $    355
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

The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

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

3.     Earnings  Per  Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and nine months ended September 30, 2002 and 2001. Diluted common shares arise from the potentially dilutive effect of the Company's stock options outstanding.

                                     Three  Months  Ended        Nine  Months  Ended
                                     --------------------        -------------------
                                                      September 30
                                                      ------------
                                        2002        2001        2002        2001
                                        ----        ----        ----        ----
Basic  EPS:
Net income                           $1,060,000  $1,020,000  $3,302,000  $2,930,000
Average common shares outstanding     6,396,215   6,493,217   6,442,389   6,469,163
                                     ----------  ----------  ----------  ----------

Earnings per share - basic           $     0.17  $     0.16  $     0.51  $     0.45
                                     ==========  ==========  ==========  ==========

Diluted EPS:
Net income                           $1,060,000  $1,020,000  $3,302,000  $2,930,000
                                     ----------  ----------  ----------  ----------

Average common shares outstanding     6,396,215   6,493,217   6,442,389   6,469,163
Dilutive effect of stock options        171,957      36,399     162,241      70,117
                                     ----------  ----------  ----------  ----------

Average dilutive shares outstanding   6,568,172   6,529,616   6,604,630   6,539,280
                                     ----------  ----------  ----------  ----------

Earnings per share - diluted         $     0.16  $     0.16  $     0.50  $     0.45
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


                                           Mortgage
For the quarter ended            Banking   Banking    Trust   Insurance   Eliminations    Consolidated
September 30, 2002:
Interest revenue                 $  5,738  $       -  $    -  $        -  $           -   $       5,738
Other income-external customers     1,295         65     280         530            (37)          2,133
Interest expense                    1,789          -       -           -              -           1,789
Depreciation and amortization         330         52      29          16              -             427
Other significant items:
    Provision for loan losses         115          -       -           -              -             115
    Gain on sales of assets            24        974       -           -              -             998
Segment profit                      1,740          -      52          83           (102)          1,773
Segment assets                    427,664      8,408     395       2,454         (2,265)        436,656


                                           Mortgage
For the quarter ended            Banking   Banking    Trust   Consolidated
September 30, 2001:
Interest revenue                 $  6,931  $       -  $    -  $       6,931
Other income-external customers     1,082         59     297          1,438
Interest expense                    3,174          -       -          3,174
Depreciation and amortization         246         42      10            298
Other significant items:
   Provision for loan losses           82          -       -             82
   Gain on sale of assets               -        571       -            571
Segment profit                      1,628          -     101          1,729
Segment assets                    409,768      8,710     353        418,831


                                             Mortgage
For the nine months ended         Banking    Banking   Trust   Insurance    Eliminations   Consolidated
September 30, 2002:
Interest revenue                  $17,543      $  -     $  -     $    -        $   -          $17,543
Other income-external customers     3,802       190      832      1,352          (37)           6,139
Interest expense                    5,496         -        -          -            -            5,496
Depreciation and amortization         845       143       41         34            -            1,063
Other significant items:
Provision for loan losses             278         -        -          -            -              278
Gain on sales of assets                49     2,124        -          -            -            2,173
Segment profit (loss)               5,359        (5)      168       168         (221)           5,469
Segment assets                    427,664     8,408       395     2,454       (2,265)         436,656


                                            Mortgage
For the nine months ended         Banking   Banking     Trust   Consolidated
September 30, 2001:
Interest revenue                  $ 21,617  $       -   $    -  $      21,617
Other income-external customers      3,235        196      882          4,313
Interest expense                    10,288          -        -         10,288
Depreciation and amortization          706        125       27            858
Other significant items:
   Provision for loan losses           248          -        -            248
   Gain on sale of assets                -      1,583        -          1,583
Segment profit (loss)                4,813         (5)     252          5,060
Segment assets                     409,768      8,710      353        418,831

5.     New  Accounting  Standards  Pronouncements


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

SFAS No. 143, "Accounting for Asset Retirement Obligations," issued in June 2001, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," issued in August 2001, supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company's financial statements.

SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," issued in April 2002, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified into continuing operations.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," issued in June 2002 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred compared to current literature, which recognized a liability when the entity committed to an exit plan. Management believes that this Statement will not have a material impact on the Company's financial statements.

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

Comparison  of  Financial  Condition at September 30, 2002 and December 31, 2001

Total assets were $436.7 million at September 30, 2002, compared to $432.9 million at December 31, 2001, an increase of $3.8 million or 0.88%. This increase was primarily a result of an increase in borrowings and retained earnings. Cash and cash equivalents decreased from $69.3 million at December 31, 2001, to $49.0 million at September 30, 2002. Investment securities available-for-sale increased from $41.8 million at December 31, 2001, to $45.5 million at September 30, 2002. Loans receivable, net increased $18.4 million from $280.2 million at December 31, 2001, to $298.6 million at September 30, 2002. Office properties and equipment increased from $15.6 million at December 31, 2001 to $18.0 million at September 30, 2002. This increase was a result of the purchase of land for a future branch location, completion of the first floor of the Financial Services Building, and purchase of computers and banking equipment. The first floor of the Financial Services Building now houses Miller & Loughry, the Investment, Management and Trust Department, and Cavalry Investment Services. In the first quarter of 2002, the Company completed the purchase of Miller & Loughry, an independent insurance agency, for $2.0 million. The increase in goodwill was a result of the purchase of Miller & Loughry.

Deposit accounts decreased $1.1 million from $381.0 million at December 31, 2001, to $379.9 million at September 30, 2002. Certificates of deposit increased $7.2 million from $145.6 million at December 31, 2001 to $152.8 million at September 30, 2002. Savings deposits increased $2.4 million from $13.9 million at December 31, 2001 to $16.3 million at September 30, 2002. Money market accounts decreased $1.0 million from $91.6 million at December 31, 2001 to $90.6 million at September 30, 2002. NOW accounts declined $14.6 million from $81.6 million at December 31, 2001 to $67.0 million at September 30, 2002. Transaction accounts increased $5.0 million from $48.3 million at December 31, 2001 to $53.3 million at September 30, 2002. Management feels that these declines are temporary, and will continue to market deposit relationships.

Shareholders' equity increased by $700,000 from $48.8 million at December 31, 2001, to $49.5 million at September 30, 2002. This increase was a result of net income of $3.3 million and the release of $797,000 in ESOP shares. These increases were partially offset by dividends of $913,000, the repurchase and retirement of $2.4 million in Company common stock, and a decrease in unrealized gains on available-for-sale securities of $37,000, net of taxes.

Non-performing assets were $394,000 at December 31, 2001 and $412,000 at September 30, 2002.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and September 30, 2001.

Net Income. Net income was $1.1 million for the three months ended September 30, 2002 compared to $1.0 million for the three months ended September 30, 2001. Return on average assets was constant at 0.99% for the three months ended September 30, 2002 and 2001. Return on average equity decreased from 8.66% for the three months ended September 30, 2001, to 8.46% for the same period in 2002. Earnings per share was $0.16 per diluted share for the three months ended September 30, 2001 and 2002. This increase was primarily a result of higher net interest income and higher non-interest income. These increases were partially offset by higher non-interest expenses and a larger provision for losses on loans.

Net Interest Income. Net interest income increased $100,000 from $3.8 million for the three months ended September 30, 2001, to $3.9 million for the same period in 2002. Interest rate spread increased from 3.42% for the three months ended September 30, 2001, to 3.88% for the same period in 2002. Net interest margin increased from 4.01% for the three months ended September 30, 2001, to 4.17% for the same period in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 117.30% for the three months ended September 30, 2001, to 115.22% for the same period in 2002.

Interest income decreased 17.39% to $5.7 million for the three months ended September 30, 2002, from $6.9 million for the same period in 2001. Interest on loans decreased from $5.8 million for the three months ended September 30, 2001, to $5.2 million for the same period in 2002. Average loans outstanding increased from $279.4 million for the three months ended September 30, 2001, to $296.5 million for the same period in 2002. The average yield decreased from 8.30% for the three months ended September 30, 2001, to 6.99% for the same period in 2002, as a result of declining interest rates. Income on all other investments consisting of mortgage backed securities, other investments, Federal Home Loan Bank and Federal Reserve Bank stock, bank deposits and federal funds decreased from $1.1 million for the three months ended September 30, 2001, to $514,000 for the same period in 2002. Average investments decreased from $92.7 million for the three months ended September 30, 2001, to $79.1 million for the same period in 2002. The average yield decreased from 4.64% for the three months ended September 30, 2001, to 2.58% for the same period in 2002.

Interest expense decreased from $3.2 million for the three months ended September 30, 2001, to $1.8 million for the same period in 2002. Average interest-bearing deposits increased from $316.1 million for the three months ended September 2001, to $324.4 million for the same period in 2002. This increase was a result of continuing efforts to increase market share of deposits. The average cost of deposits decreased from 3.98% for the three months ended September 30, 2001, to 2.17% for the same period in 2002. Average borrowings increased from $1.0 million at an average cost of 2.34% for the three months ended September 30, 2001 to $1.6 million at an average cost of 2.91% for the same period in 2002. The total cost of funds decreased from 3.97% for the three months ended September 30, 2001, to 2.18% for the same period in 2002. Average interest-bearing liabilities increased from $317.2 million for the three months ended September 30, 2001, to $326.0 million for the same period in 2002.

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

The provision for loan losses increased from $82,000 for the three months ended September 30, 2001 to $115,000 for the same period in 2002. Management deemed the allowance for loan losses adequate at September 30, 2002.

Non-interest Income. Non-interest income increased from $2.0 million for the three months ended September 30, 2001, to $3.1 million for the same period in 2002. In the mortgage banking segment, net gain on sale of loans increased from $571,000 for the three months ended September 30, 2001, to $974,000 for the same period in 2002. The higher gain in 2002 was a result of increased production. Loan servicing fees increased slightly from $59,000 for the three months ended September 30, 2001, to $65,000 for the same period in 2002. In the banking segment, deposit fees and other operating incomes increased from $1.1 million for the three months ended September 30, 2001, to $1.3 million for the same period in 2002. This increase was primarily a result of increased volume. In the trust segment, trust fees decreased from $297,000 for the three months ended September 30, 2001, to $280,000 for the same period in 2002. This decline was primarily a result of declining market values of assets under management. The acquisition of Miller & Loughry contributed commissions and related income during the three months September 30, 2002.

Non-interest Expense. Non-interest expense increased from $4.0 million for the three months ended September 30, 2001, to $5.2 million for the same period in 2002. Salaries and employee benefits increased from $2.4 million for the three months ended September 30, 2001 to $3.2 million for the same period in 2002. This increase was a result of the purchase of Miller & Loughry, increased commissions, and costs of medical insurance. The increase in occupancy expense was primarily a result of the opening of the new operations building and increases in the cost of utilities. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $713,000 for the three months ended September 30, 2002, compared to $709,000 for the same period in 2001.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and September 30, 2001.

Net Income. Net income was $3.3 million for the nine months ended September 30, 2002 compared to $2.9 million for the nine months ended September 30, 2001. Return on average assets increased from 0.99% for the nine months ended September 30, 2001, to 1.06% for the same period in 2002. Return on average equity also increased from 8.65% for the nine months ended September 30, 2001, to 9.01% for the same period in 2002. Earnings per share increased from $0.45 per diluted share for the nine months ended September 30, 2001, to $0.50 per diluted share for the same period in 2002. This increase was primarily a result of higher net interest income and higher non-interest income. These increases were partially offset by higher non-interest expenses and a larger provision for losses on loans.

Net Interest Income. Net interest income increased $700,000 from $11.3 million for the nine months ended September 30, 2001, to $12.0 million for the same period in 2002. Interest rate spread increased from 3.56% for the nine months ended September 30, 2001, to 4.07% for the same period in 2002. Net interest margin increased from 4.19% for the nine months ended September 30, 2001, to 4.35% for the same period in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 116.69% for the nine months ended September 30, 2001, to 114.25% for the same period in 2002.

Interest income decreased 18.98% to $17.5 million for the nine months ended September 30, 2002, from $21.6 million for the same period in 2001. Interest on loans decreased from $18.5 million for the nine months ended September 30, 2001, to $15.8 million for the same period in 2002. Average loans outstanding increased from $281.8 million for the nine months ended September 30, 2001, to $291.5 million for the same period in 2002. The average yield decreased from 8.79% for the nine months ended September 30, 2001, to 7.22% for the same period in 2002, as a result of declining interest rates. Income on all other investments consisting of mortgage backed securities, other investments, Federal Home Loan Bank and Federal Reserve Bank stock, bank deposits and federal funds decreased from $3.1 million for the nine months ended September 30, 2001, to $1.8 million for the same period in 2002. Average investments decreased from $79.3 million for the nine months ended September 30, 2001, to $78.7 million for the same period in 2002. The average yield decreased from 5.24% for the nine months ended September 30, 2001, to 2.94% for the same period in 2002.

Interest expense decreased from $10.3 million for the nine months ended September 30, 2001, to $5.5 million for the same period in 2002. Average interest-bearing deposits increased from $308.3 million for the nine months ended September 30, 2001, to $322.9 million for the same period in 2002. The average cost of deposits decreased from 4.45% for the nine months ended September 30, 2001, to 2.27% for the same period in 2002. Average borrowings remained constant at $1.2 million. The average cost decreased from 2.80% for the nine months ended September 30, 2001 to 2.56% for the same period in 2002. The total cost of funds decreased from 4.44% for the nine months ended September 30, 2001, to 2.27% for the same period in 2002. Average interest-bearing liabilities increased from $309.5 million for the nine months ended September 30, 2001, to $324.1 million for the same period in 2002.

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

The provision for loan losses increased from $248,000 for the nine months ended September 30, 2001 to $278,000 for the same period in 2002. Management deemed the allowance for loan losses adequate at September 30, 2002.

Non-interest Income. Non-interest income increased from $5.9 million for the nine months ended September 30, 2001, to $8.3 million for the same period in 2002. In the mortgage banking segment, net gain on sale of loans increased from $1.6 million for the nine months ended September 30, 2001, to $2.1 million for the same period in 2002. The higher gain in 2002 was a result of increased production. Loan servicing fees decreased slightly from $196,000 for the nine months ended September 30, 2001, to $190,000 for the same period in 2002. In the banking segment, deposit fees and other operating incomes increased from $3.2 million for the nine months ended September 30, 2001 to $3.8 million for the same period in 2002. In the trust segment, trust fees decreased from $882,000 for the nine months ended September 30, 2001, to $832,000 for the same period in 2002. The acquisition of Miller & Loughry contributed commissions and related income during the nine months ended September 30, 2002.

Non-interest Expense. Non-interest expense increased from $11.9 million for the nine months ended September 30, 2001, to $14.6 million for the same period in 2002. Salaries and employee benefits increased from $7.3 million for the nine months ended September 30, 2001 to $9.0 million for the same period in 2002. This increase was a result of the purchase of Miller & Loughry, increased commissions, and costs of medical insurance. The increase in occupancy expense was primarily a result of the opening of the new operations building and increases in the cost of utilities. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $2.2 million for the nine months ended September 30, 2002, compared to $2.1 million for the same period in 2001.

Liquidity  and  Capital  Resources
The Company's primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2002, cash and cash equivalents totaled $49.0 million or 11.20% of total assets, and investment securities available-for-sale totaled $45.5 million. At September 30, 2002, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $10.0 million.

As of September 30, 2002, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2002, under the regulations of the Federal Reserve Board, the Bank's actual leverage, Tier 1 risk-based, and risked-based capital ratios were 9.03%, 12.22% and 13.47%, respectively, compared to requirements of 3.0%, 4.0% and 8.0%, respectively.

At September 30, 2002, the Bank had loan commitments of approximately $40.7 million. In addition, at September 30, 2002, the unused portion of lines of credit extended by the Bank was approximately $6.2 million for consumer loans and $25.0 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2002, the Bank had $6.7 million of letters of credit outstanding.

Impact  of  Inflation  and  Changing  Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The following table presents the Company's repricing gap at September 30, 2002. The table indicates that at September 30, 2002 the Company was liability sensitive up to six months and had a negative cumulative GAP for the time periods up to and including one to three year time horizons.

                                                                         Six        After     After
                                                            Within      Months     One to     Three       Over
                                                             Six        To One      Three    to Five      Ten
                                                            Months       Year       Years     Years       Years     Total
                                                            ------       ----       -----     -----       -----     -----
                                                                              (in thousands)
Interest-earning  assets:
   Loans receivable, net                                 $ 107,885   $  42,505   $  66,717   $66,033   $  23,327   $306,467
   FHLB  & FRB stock                                         3,475           -           -         -           -      3,475
   Investment securities available-for-sale                 21,820       9,055       7,473     4,272       2,850     45,470
   Federal funds sold overnight and other
    interest-bearing deposits                               29,945           -           -         -           -     29,945
                                                         ----------  ----------  ----------  --------  ----------  ---------

     Total rate sensitive assets                         $ 163,125   $  51,560   $  74,190   $70,305   $  26,177   $385,357
                                                         ==========  ==========  ==========  ========  ==========  =========

Interest-bearing liabilities:

Deposits:
   NOW accounts                                          $  66,975   $       -   $       -   $     -   $       -   $ 66,975
   Savings accounts                                         16,266           -           -         -           -     16,266
   Money market accounts                                    90,582           -           -         -           -     90,582
   Certificates of deposit                                  60,618      49,152      30,434    12,589          20    152,813
Borrowings                                                      27          27       1,109     1,109         685      2,957
                                                         ----------  ----------  ----------  --------  ----------  ---------
     Total rate sensitive liabilities                    $ 234,468   $  49,179   $  31,543   $13,698   $     705   $329,593
                                                         ==========  ==========  ==========  ========  ==========  =========

Excess (deficiency) of interest sensitive
 assets over interest sensitive liabilities               ($71,343)  $   2,381   $  42,647   $56,607   $  25,472   $ 55,764
Cumulative excess (deficiency) of
 interest sensitive assets                                ($71,343)   ($68,962)   ($26,315)  $30,292   $  55,764   $ 55,764
Cumulative ratio of interest-earning assets
 to interest-bearing liabilities                             69.57%      75.69%      91.65%   109.21%     116.92%    116.92%
Interest sensitivity gap to total rate sensitive assets    (18.51)%       0.62%      11.07%    14.69%       6.61%     14.47%
Ratio of interest-earning assets to
 interest -bearing liabilities                               69.57%     104.84%     235.20%   513.25%   3,713.05%    116.92%
Ratio of cumulative gap to total rate sensitive assets     (18.51)%    (17.90)%     (6.83)%     7.86%      14.47%     14.47%

The gap analysis provides the basis for more detailed analysis in a simulation model. Also gap results are popular rate risk indicators. However, to truly evaluate the impact of rate change on income, simulation is the best technique because variables are changed for various rate conditions. Each category's interest change is calculated as rates ramp up and down. In addition the prepayment speeds and repricing speeds are changed.

Rate Shock is a method for stress testing the Net Interest Margin (NIM) over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down from the current interest rates. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. NIM is then calculated and a margin risk profile is developed. This simulation reveals that the Bank will experience a loss in Net Interest Income if rates decline in the next year. The magnitude and severity of potential loss for a 100 basis point decline in rates under projected growth conditions would be a decline of 15 basis points.

Item  4.  Controls  and  Procedures

Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies of material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

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

     None

Item  5.  Other  Information

     None

Item  6.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on Form 8-K

     (a)  Exhibits

      3.1      Charter  of  the  Registrant*
      3.2      Bylaws  of  the  Registrant*
     10.1      Employment  Agreement  with  Ed  C.  Loughry,  Jr.**
     10.2      Employment  Agreement  with  Ronald  F.  Knight  **
     10.3      Severance  Agreement  with  Hillard  C.  Gardner**
     10.4      Severance  Agreement  with  Ira  B.  Lewis  **
     10.5      Severance  Agreement  with  R.  Dale  Floyd  **
     10.6      Severance  Agreement  with  M.  Glenn  Layne  **
     10.7      Severance  Agreement  with  Joy  B.  Jobe**
     10.8      Severance  Agreement  with  William  S.  Jones**
     10.9      Severance  Agreement  with  David  W.  Hopper**
     10.10     Cavalry  Banking  Key  Personnel  Severance  Compensation  Plan**
     10.11     Cavalry  Banking  Employee  Stock  Ownership  Plan**
     10.12     Management  Recognition  Plan  with William H. Huddleston III ***
     10.13     Management  Recognition  Plan  with  Gary  Brown  ***
     10.14     Management  Recognition  Plan  with  Ed  Elam  ***
     10.15     Management  Recognition  Plan  with  Frank  E.  Crosslin, Jr. ***
     10.16     Management  Recognition  Plan  with  Tim  J.  Durham  ***
     10.17     Management  Recognition  Plan  with  James  C.  Cope  ***
     10.18     Management  Recognition  Plan  with  Terry  G.  Haynes  ***
     10.19     Management  Recognition  Plan  with  Ed  C.  Loughry,  Jr.  ***
     10.20     Management  Recognition  Plan  with  Ronald  F.  Knight  ***
     10.21     Management  Recognition  Plan  with  William  S.  Jones  ***
     10.22     Management  Recognition  Plan  with  Hillard  C.  Gardner  ***
     10.23     Management  Recognition  Plan  with  R.  Dale  Floyd  ***
     10.24     Management  Recognition  Plan  with  David  W.  Hopper  ***
     10.25     Management  Recognition  Plan  with  Joe  W.  Townsend  ***
     10.26     Management  Recognition  Plan  with  M.  Glenn  Layne  ***
     10.27     Management  Recognition  Plan  with  Joy  B.  Jobe  ***
     10.28     Management  Recognition  Plan  with  Ira  B.  Lewis,  Jr.  ***
     10.29     Management  Recognition  Plan  with  Elizabeth  L.  Green  ***
     10.30     Management  Recognition  Plan  with  James  O.  Sweeney,  III ***
     10.31     Director  Supplemental  Retirement  Plan*****
     10.32     Executive  Supplemental  Retirement  Plan*****
     13        Annual  Report  to  Stockholders****
     21        Subsidiaries  of  the  Registrant****
     99.1      CEO Certification  Pursuant  To 18U.S.C. section 1350, As Adopted
               Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
     99.2      CFO Certification  Pursuant  To 18U.S.C. section 1350, As Adopted
               Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).
** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998.
*** Incorporated herein by reference to the Registrant's Annual Meeting Proxy Statement dated March 15, 1999, as filed with the Securities and Exchange Commission on March 15, 1999.
**** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002
***** Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on May 10, 2002

     (b)  Reports  on  Form  8-K

     No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CAVALRY  BANCORP,  INC.

Date:  November  12,  2002                   by:  /s/  Ed  C. Loughry,  Jr.
                                                  -------------------------
                                                  Ed  C.  Loughry,  Jr.
                                                  Chairman  and
                                                  Chief  Executive  Officer


Date: November 12, 2002                      by: /s/ Hillard C. Gardner
                                                 ----------------------
                                                 Hillard  C.  Gardner
                                                 Senior Vice President and Chief
                                                 Financial  Officer
                                                 (Principal  Financial  and
                                                 Accounting  Officer)

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I,  Ed  C.  Loughry,  Jr.,  certify  that:

1) I have reviewed this quarterly report on Form 10-Q of Cavalry Bancorp, Inc.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002            by:     /s/  Ed  C.  Loughry,  Jr.
                                              --------------------------
                                              Ed  C.  Loughry,  Jr.
                                              Chairman of the Board of Directors
                                              and  Chief  Executive  Officer

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I,  Hillard  C.  Gardner,  certify  that:

1) I have reviewed this quarterly report on Form 10-Q of Cavalry Bancorp, Inc.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002            by:     /s/  Hillard  C.  Gardner
                                              -------------------------
                                              Hillard  C.  Gardner
                                              Senior Vice President and Chief
                                              Financial  Officer
                                              (Principal  Financial  and
                                              Accounting  Officer)

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cavalry Bancorp, Inc., (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ed
C. Loughry, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:  November  12,  2002            by:     /s/  Ed  C.  Loughry,  Jr.
                                              --------------------------
                                              Ed  C.  Loughry,  Jr.
                                              Chairman of the Board of Directors
                                              and  Chief  Executive  Officer

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cavalry Bancorp, Inc., (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Hillard C. Gardner, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:  November  12,  2002            by:     /s/  Hillard  C.  Gardner
                                              -------------------------
                                              Hillard  C.  Gardner
                                              Senior Vice President and Chief
                                              Financial  Officer
                                              (Principal  Financial  and
                                              Accounting  Officer)