Form 10-K
period 2002-12-31
CAVALRY BANCORP INC
filed 2003-03-25
CIK 1049535

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23605

(Exact name of registrant as specified in its charter)

Tennessee	62-1721072

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

114 West College Street, Murfreesboro, Tennessee	37130

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(615) 893-1234

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value per share

(Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

YES X NO

          The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the NASDAQ National Market System under the symbol "CAVB" on June 28, 2002, was $82,346,949 (6,310,111 shares at $13.05 per share).  It is assumed for purposes of this calculation that the Registrant's directors are its affiliates.

The number of shares outstanding of Registrant’s common stock as of March 25, 2003 was 6,820,179.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002 ("Annual Report") (Parts I and II).

2. Portions of Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III).

PART I

Item 1. Business

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

          This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of this safe harbor.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, implementation of new technologies, the Company’s ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

          Cavalry Bancorp, Inc. ("Company"), a Tennessee corporation, was organized on November 5, 1997 for the purpose of becoming the holding company for Cavalry Banking ("Bank") upon the Bank's conversion from a federally chartered mutual to a federally chartered stock savings bank ("Conversion").  The Conversion was completed on March 16, 1998.  In January 2002, the Bank converted to a state chartered commercial bank and became a member of the Federal Reserve System.  As of that date, the Company became a bank holding company registered with the Board of Governors of the Federal Reserve System (“FRB”).  At December 31, 2002, the Company had total assets of $464.4 million, total deposits of $407.8 million and shareholders' equity of $49.7 million.  The Company has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statement and related data, relates primarily to the Bank.

          Prior to its conversion to a state bank, the Bank’s primary federal regulator was the Office of Thrift Supervision ("OTS").  The Bank's deposits have been federally insured since 1936 and are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Savings Association Insurance Fund ("SAIF").  The Bank has been a member of the Federal Home Loan Bank ("FHLB") system since 1936.  As result of its conversion to a state chartered bank effective January 2002, the Bank’s primary regulators are the Tennessee Department of Financial Institutions (“TDFI”) and FRB.

          The Bank is a community-oriented financial institution whose primary business is attracting deposits from the general public and using those funds to originate a variety of loans to individuals residing within its primary market area, and to businesses owned and operated by such individuals.  The Bank originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans.  Generally, ARM loans are retained in the Bank's portfolio and long-term fixed-rate mortgage loans are sold in the secondary market.  In addition, the Bank actively makes construction and acquisition and development loans, commercial real estate loans, commercial business loans, and consumer and other non-real estate loans.  The Bank also provides trust and investment services through its trust division and brokerage and investment products through its brokerage division, Cavalry Investment Services.  The Bank’s subsidiary Miller & Loughry Insurance and Services, Inc., an independent insurance agency, offers a full line of insurance products and services and human resources management services to customers in Rutherford County.

Market Area

          The Bank considers Rutherford, Davidson, Bedford and Williamson Counties in Central Tennessee to be its primary market area.  A large number of the Bank's depositors reside, and a substantial portion of its loan portfolio is secured by properties located, in Rutherford and Bedford Counties.  With the mortgage loan origination division, Cavalry Mortgage, the Bank has a presence in the Nashville-Davidson county market for residential mortgage originations.

          The economy of Rutherford and Bedford Counties are diverse and generally stable.  According to the Rutherford and Bedford Area Chambers of Commerce, major employers include Nissan Motor Manufacturing Corp.  USA, Rutherford County Government, Whirlpool Corp., Bridgestone/Firestone Inc., Middle Tennessee State University, Alvin C. York Veterans Administration Medical Center and Ingram Distribution, among others.

Lending Activities

          General.   At December 31, 2002, the Bank's loans receivable portfolio amounted to $318.3 million, or 68.5% of total assets at that date. Real estate loans including mortgage and construction loans collectively constituted $192.1million or 60.4% of the loan portfolio at December 31, 2002.  A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

	At December 31,

	2002		2001		2000		1999		1998

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Commercial	$104,512	32.2%	$130,800	44.1%	$118,206	41.0%	$107,875	38.3%	$82,729	32.8%
Real Estate - construction	66,882	20.7	48,449	16.4	51,042	17.7	58,823	20.9	48,169	19.1
Real Estate - mortgage (1)	125,259	38.7	71,226	24.1	67,295	23.3	61,041	21.7	76,679	30.3
Installment & other consumer	27,166	8.4	45,424	15.4	52,095	18.0	53,878	19.1	44,897	17.8

Total loans	323,819	100.0%	295,899	100.0%	288,638	100.0%	281,617	100.0%	252,474	100.0%
Less:
Net deferred loan fees	838		767		742		785		773
Allowance for loan losses	4,657		4,470		4,235		4,136		3,231

Total loans receivable, net	$318,324		$290,662		$283,661		$276,696		$248,470

(1) Includes loans held for sale.

As a result of the change in charter certain loans that were classified as commercial and consumer loans in prior years are now classified as real estate mortgage.  For the year ended December 31, 2002, approximately $27.4 million classified as mortgage loans would have been classified as commercial and $19.3 million classified as mortgage loans would have been classified as installment and other consumer loans.

          Real Estate - Lending  Mortgage.   Historically, the Bank has concentrated its lending activities on the origination of loans secured by first mortgage loans on residences located in its primary market area.  At December 31, 2002, $125.3 million, or 38.7% of the Bank's total loan portfolio, consisted of such loans.

          Generally, the Bank's fixed-rate loans have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term.  Generally, they are originated under terms, conditions and documentation that permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC").  The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

          The Bank also originates ARM loans secured by residences at rates and terms competitive with market conditions.  At December 31, 2002, $44.0 million of these loans, or 13.59% of the Bank's gross loan portfolio, were subject to periodic interest rate adjustments.  The Bank originates for its portfolio ARM loans which provide for an interest rate which adjusts every year or which is fixed for one, three or five years and then adjusts every year after the initial period.  Most of the Bank's one-year, three-year and five-year ARMs adjust every year after the initial fixed rate period based on the one year Treasury constant maturity index.  The Bank's ARMs are typically based on a 30-year amortization schedule.  The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 5% to 6%, respectively.

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

          Construction Lending.   The Bank actively originates three types of residential construction loans: (i) speculative construction loans, (ii) pre-sold construction loans and (iii) construction/permanent loans.   The Bank also originates construction loans for the development of multi-family and commercial properties as well as acquisition and land development loans.

At December 31, 2002, the composition of the Bank's construction loan portfolio was as follows:

	Outstanding	Percent of
	Balance	Total

	(In thousands)
Residential:
Speculative construction	$19,389	29.0%
Pre-sold construction	10,542	15.8
Construction/permanent	3,897	5.8
Commercial and multi-family	8,432	12.6
Acquisition and land development	24,622	36.8

Total	$66,882	100.0%

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

          Construction/permanent loans are originated to the homeowner rather than the homebuilder.  The construction phase of a construction/permanent loan generally lasts 12 months and the interest rate charged is generally a fixed rate.

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

          The Bank originates acquisition and development (“A&D”) loans for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale for residential housing construction.  All of the Bank’s A&D loans are secured by properties located in the Bank's primary market area.  A&D loans are usually repaid through the sale of the developed land.  However, the Bank believes that its A&D loans are made to individuals with, or to entities the principals/guarantors of which possess, sufficient personal financial resources out of which the loans could be repaid, if necessary.

          Loans secured by undeveloped land or improved lots involve greater risks than residential mortgage loans because such loans are more difficult to monitor and foreclose as the Bank may be confronted with a property the value of which is insufficient to assure full repayment.  Furthermore, if the borrower defaults the Bank may have to expend its own funds to complete development and also incur costs associated with marketing and holding the building lots pending sale.  A&D loans are generally considered to involve a higher degree of risk than single-family permanent mortgage loans because of the concentration of principal among relatively few borrowers and development projects, the increased difficulty at the time the loan is originated of estimating the development building costs, the increased difficulty and costs of monitoring the loan, the higher degree of sensitivity to increases in market rates of interest, and the increased difficulty of working out problem loans.  A concentration of loans secured by properties in any single area presents the risk that any adverse change in regional economic or employment conditions may result in increased delinquencies and loan losses.

          Commercial Lending.   Commercial loans include commercial real estate, commercial business loans, and to a lesser extent loans secured by farmland, and agricultural loans to finance agricultural production.  The following table indicates the amounts of each classification of commercial loans at December 31, 2002 and 2001.

	December 31,

	2002		2001

	Outstanding	Percent of	Outstanding	Percent of
	Balances	Total	Balances	Total

Commercial loans:	(In thousands)		(In thousands)
Properties secured by farmland	$1,143	1.1%	$226	0.17%
Properties secured by commercial real estate	52,913	50.6	89,980	68.79
Agricultural loans	106	0.1	-	-
Commercial business loans	50,350	48.2	40,594	31.04

Total	$104,512	100.0%	$130,800	100.0%

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

          Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from residential lending.  However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than residential mortgage loans.  Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

          The Bank's commercial business lending activities focus primarily on small to medium size businesses owned by individuals who reside in the Bank's primary market area.  Commercial business loans may be unsecured loans, but generally are secured by various types of business collateral other than real estate (i.e., inventory, equipment, etc.).   In many instances, however, such loans are often also secured by junior liens on real estate.  Commercial business loans are generally made in amounts between $50,000 to $75,000 and may be either lines of credit or term loans.

          Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.  Accordingly, the repayment of a commercial business loan depends primarily on the cash flows from the business or the creditworthiness of guarantors, while liquidation of collateral is a secondary and often insufficient source of repayment.

          As part of its commercial business lending activities, the Bank issues standby letters of credit or performance bonds as an accommodation to its borrowers.  See "Loan Commitments and Letters of Credit."

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

          Maturity of Loan Portfolio.   The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

			After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	After
	One Year	3 Years	5 Years	10 Years	10 Years	Total

	(In thousands)

Commercial	$35,114	$26,384	$35,087	$3,296	$4,631	$104,512
Real estate - construction	50,333	14,553	1,931	65	-	66,882
Real estate - mortgage	11,343	14,561	22,501	4,806	72,048	125,259
Installment and other consumer	6,762	8,216	11,909	159	120	27,166

Total	$103,552	$63,714	$71,428	$8,326	$76,799	$323,819

The following table sets forth the dollar amount of all loans due after December 31, 2003, which have fixed interest rates or floating or adjustable interest rates.

		Floating or
	Fixed Rates	Adjustable Rates

	(In thousands)

Commercial	$54,912	$14,486
Real estate - construction	4,628	11,921
Real estate - mortgage	82,632	31,284
Installment and other consumer	14,657	5,747

Total	$156,829	$63,438

          Scheduled contractual principal repayments of loans do not reflect the actual life of such assets.  The actual life of a loan may be substantially less than its contractual terms because of prepayments.  In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage.  The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

          Loan Originations, Sales and Purchases.  While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area.

          The Bank sells most loans originated under FHA and VA programs, including related servicing rights, including those originated for the THDA.  The Bank originated $183.0 million mortgage loans in 2002.   The Bank sold approximately $179.0 million mortgage loans, and had approximately $17.8 million which were “held for sale” at December 31, 2002.  Approximately 90.0% of the one-to-four family mortgage loans sold were fixed rate loans.  The Bank also periodically sells conventional one-to-four family loans (i.e., non-FHA/VA loans) with servicing retained and without recourse.  These sales generally involve fixed-rate loans that help to reduce the Bank’s exposure to interest rate risk, and the proceeds of sale are used to fund continuing operations.  The Bank occasionally may also sell ARM loans to satisfy liquidity needs.

          Sellers of loans are exposed to various degrees of "pipeline risk," which is the risk that the value of the loan will decline during the period between the time the loan is originated and the time of sale because of changes in market interest rates.  The Bank believes it is exposed to a relatively low degree of pipeline risk because it generally does not fix the loan interest rate until shortly before or on the closing date and loans are generally closed against a mandatory purchase commitment by the FHLMC or other purchaser.

          When conventional loans are sold, the Bank may retain the responsibility for servicing the loans for the buyer, including collection and remitting mortgage loan payments, accounting for principal and interest and holding and disbursing escrow or impound funds for real estate taxes and insurance premiums.  The Bank receives a servicing fee for performing these services for others.  The Bank's servicing portfolio amounted to $64.9 million at December 31, 2002.  The Bank is generally paid a fee equal to 0.25% of the outstanding principal balance for servicing sold loans.  Loan servicing income totaled $75,000, $85,000 and $129,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  The Bank earns late charges collected from delinquent customers whose loans are serviced by the Bank.  The Bank is allowed to invest escrow impounds (funds collected from mortgage customers for the payment of property taxes and insurance premiums on mortgaged real estate) until they are disbursed on behalf of mortgage customers, but is not required to pay interest on these funds.  At December 31, 2002, borrowers' escrow funds amounted to $177,000.

Historically, the Bank has not been an active purchaser of loans or participation interests in loans.

          Loan Commitments and Letters of Credit.   The Bank issues commitments for mortgage loans that are conditioned upon the occurrence of certain events.  Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction.  At December 31, 2002, the Bank had commitments to originate mortgage loans of $34.0 million and had unused lines of credit of $29.5 million.  Loan commitments are agreements to provide a specific amount of credit to a borrower normally on a one-time basis.  Lines of credit are commitments to borrowers that revolve allowing the borrower to continue withdrawing and paying from time to time up to a pre-approved credit limit.   See Note 17 of Notes to the Consolidated Financial Statements contained in the Annual Report.

          As an accommodation to its commercial business borrowers, the Bank issues standby letters of credit or performance bonds in favor of entities, usually municipalities, for whom the Bank's borrowers are performing work or other services.  At December 31, 2002, the Bank had outstanding standby letters of credit of $6.1 million that were issued primarily to municipalities as performance bonds.  See Note 17 of Notes to the Consolidated Financial Statements contained in the Annual Report.

          Loan Fees.   In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loan portfolio.  Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

          The Bank charges loan origination fees that are calculated as a percentage of the amount borrowed.  In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis.  Discounts and premiums on loans purchased are accreted and amortized in the same manner.  The Bank recognized $898,000, $882,000 and $837,000 of deferred loan fees during the years ended December 31, 2002, 2001, and 2000, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

          Non-performing Assets and Delinquencies.   Loans are placed on non-accrual status generally if, in the opinion of management, principal or interest payments are not likely in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more.  Interest accrued but not collected at the date the loan is placed on non-accrual status is reversed against income in the current period.  Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining past due balances can be reasonably expected.

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.
	At December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)

Loans accounted for on a non-accrual basis:
Commercial	$257	$-	$-	$-	$-
Real estate - construction	-	97	10	-	-
Real estate - mortgage	-	233	71	328	74
Installment and other consumer	273	64	42	5	33

Total	530	394	123	333	107
Accruing loans that are contractually
past due 90 days or more	-	-	-	-	66

Total of non-accrual and 90 days past
due loans	530	394	123	333	173

Foreclosed assets	203	184	86	166	80

Total Non-performing assets	$733	$578	$209	$499	$253

Restructured loans	$-	$-	$-	$-	$-

Non-accrual and 90 days or more past
due loans as a percentage of total
loans, net	0.17%	0.14%	0.04%	0.12%	0.07%
Non-accrual and 90 days or more past due
loans as a percentage of total assets	0.11%	0.09%	0.03%	0.08%	0.05%
Non-performing assets as a percentage of
total assets	0.16%	0.13%	0.05%	0.13%	0.03%

          Interest income that would have been recorded for the year ended December 31, 2002 had non-accruing loans been current in accordance with their original terms was not significant.  No interest income was included in net interest income on such loans for the year ended December 31, 2002.

          Potential problem assets, which are not included in non-performing assets, amounted to $3.4 million or 1.07% of total loans at December 31, 2002 and $4.0 million or 1.38% of total loans at December 31, 2001.  Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by the Bank and its regulators for loans classified as substandard.

          Foreclosed Assets.   Foreclosed assets (“ORE”) include property acquired through foreclosure and deeds in lieu of foreclosure.  Property acquired by deed in lieu of foreclosure results when a borrower voluntarily transfers title to the company in settlement of the related debt in an attempt to avoid foreclosure.  Foreclosed assets also include other collateral acquired by the Company in an attempt to recover the debt owed by the borrower.  See Note 1 of Notes to the Consolidated Financial Statements contained in the Annual Report for a discussion of the accounting treatment of foreclosed assets.

          Restructured Loans.  Under U.S. GAAP, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring".  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider.  Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  The Bank did not have any restructured loans at December 31, 2002.

          Asset Classification.   Generally, bank regulators have adopted various regulations or guidelines regarding problem assets of financial institutions.  The regulations or guidelines require that each institution review and classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss.  All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Bank.

The aggregate amounts of the Bank's classified and special mention assets were as follows:

	At December 31,

	2002	2001

	(In thousands)

Loss	$-	$-
Doubtful	37	152
Substandard assets	3,382	3,957
Special mention	1,937	-

Totals	$5,356	$4,109

          Provision for Loan Losses.    The Bank has established a systematic methodology for the determination of provisions for loan losses.  The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

          Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on concentrations, trends in historical loss experience, specific impaired loans and economic conditions.  In determining the adequacy of the allowance for loan losses, management periodically reviews the loan portfolio and considers such factors as delinquency status, past performance problems, historical loss experience, adverse situations that may affect the ability of the borrowers to repay, known and inherent risks in the portfolio, assessments of economic conditions, regulatory policies, and the estimated value of underlying collateral.  The Bank’s credit management systems have resulted in low loan loss experience, however there can be no assurances that such experience will continue.  The allowance for loan losses is based principally on the risks associated with the type of loans in the portfolio with greater emphasis placed on higher risk assets.  This requires a heavier weight assigned to internally identified problem assets, repossessed assets, and non-performing assets that otherwise exhibit, in management’s judgment, potential credit weaknesses.  The required level of the allowance for loan losses is then calculated based upon the outstanding balances in each loan category and the risk weight assigned to each category.

          At December 31, 2002, the Bank had an allowance for loan losses of $4.7 million.  Management believes that the amount maintained in the allowance at December 31, 2002 will be adequate to absorb losses inherent in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with U.S. GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

The following table sets forth an analysis of the Bank's gross allowance for loan losses for the periods indicated.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)

Allowance at beginning of period	$4,470	$4,235	$4,136	$3,231	$2,804
Provision for loan losses	497	661	306	991	452
Recoveries:
Commercial	73	5	6	3	-
Real estate - construction	-	-	-	-	-
Real estate - mortgage	113	2	-	-	-
Installment and other consumer	-	107	23	13	29

Total recoveries	186	114	29	16	29

Charge-offs:
Commercial	(188)	(118)	(68)	(3)	-
Real estate - construction	-	-	-	-	-
Real estate - mortgage	-	(81)	(48)	(5)	-
Installment and other consumer	(308)	(341)	(120)	(94)	(54)

Charge-offs	(496)	(540)	(236)	(102)	(54)

Net Charge-offs	(310)	(426)	(207)	(86)	(25)

Allowance at end of period	$4,657	$4,470	$4,235	$4,136	$3,231

Allowance for loan losses as a percentage of
total loans receivable at the end of the period	1.46%	1.38%	1.34%	1.24%	1.06%

Net Charge-offs
to average outstanding loans during the period	(0.10)%	(0.15)%	(0.07)%	(0.03)%	(0.01)%

Allowance for loan losses as a percent of
Non-performing loans at end of period	878.68%	1,134.52%	3,443.09%	1,242.04%	3,019.63%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  Management believes that the allowance for loan losses can be allocated by category only on an approximate basis.  The allocation of the allowance for loan losses to each category is not necessarily indicative of future losses and does not restrict the use of the allowance for loan losses to absorb losses in any other category.

	At December 31,

	2002		2001		2000		1999		1998

		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Category		in Category		in Category		in Category		in Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)

Commercial	$1,833	32.2%	$2,209	44.1%	$2,024	41.0%	$1,994	38.3%	$1,357	32.8%
Real estate - construction	1,107	20.7	844	16.4	840	17.7	740	20.9	492	19.1
Real estate - mortgage	1,017	38.7	388	24.1	406	23.3	305	21.7	384	30.3
Installment and other consumer	612	8.4	734	15.4	777	18.0	874	19.1	635	17.8
Unallocated	88	N/A	295	N/A	188	N/A	223	N/A	363	N/A

Total allowance
for loan losses	$4,657	100.0%	$4,470	100.0%	$4,235	100.0%	$4,136	100.0%	$3,231	100.0%

Investment Activities

          The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and state and municipal governments, deposits at the FHLB-Cincinnati, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds.  Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities.  The Bank as a member of the Federal Home Loan Bank and the Federal Reserve Bank are also required to maintain an investment in FHLB and FRB stock.  The Bank as a matter of safety and soundness is required to maintain adequate levels of liquid assets.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations  Liquidity and Capital Resources," contained in the Annual Report.

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

The following table sets forth the amortized cost and fair value of the Bank's debt, mortgage-backed and other securities, by accounting classification and by type of security, at the dates indicated.

	At December 31,

	2002		2001		2000

	Amortized	Percent of	Amortized	Percent of	Amortized	Percent of
	Cost(1)	Total	Cost(1)	Total	Cost(1)	Total

	(Dollars in Thousands)
Held to Maturity:

Debt Securities:
Mortgage-backed securities	$-	-%	$537	1.20%	$594	1.71%
Certificate of deposit	-	-	100	0.23	-	-
FHLB & FRB stock	2,874	7.08	2,159	4.84	2,020	5.82

Total held to maturity securities	2,874	7.08	2,796	6.27	2,614	7.53

Available for Sale:

Debt Securities:
U.S. Treasury obligations	$-	-%	$1,000	2.25%	$8,976	25.86%
U.S. Government agency obligations	26,551	65.40	30,751	69.03	23,120	66.61
Mortgage backed securities and
collateralized mortgage obligations	10,752	26.47	10,000	22.45	-	-
Other securities	425	1.05	-	-	-	-

Total available for sale securities	37,728	92.92	41,751	93.73	32,096	92.47

Total portfolio	$40,602	100.00%	$44,547	100.00%	$34,710	100.00%

(footnotes on following page)

12

(1)

The market value of the investment portfolio amounted to $40.8 million, $44.6 million and $34.9 million at December 31, 2002, 2001 and 2000, respectively.  At December 31, 2002, the market value of the principal components of the Bank's investment securities portfolio was as follows: U.S. Government securities, $26.7 million; collateralized mortgage obligations and mortgage-backed securities, $10.8 million; other securities $425,000, and FHLB and FRB stock, $2.9 million.

The following table sets forth the maturities and weighted average yields of the investment securities in the Bank's portfolio at December 31, 2002.

	Less Than		One to		Over Five to		Over Ten
	One Year		Five Years		Ten years		Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Held to Maturity:

FHLB & FRB stock	$2,874	4.82%	$ -	-%	$ -	-%	$ -	-%

Total held to maturity
securities	2,874	4.82	-	-	-	-	-	-

Available for Sale:

Debt Securities:
U.S. Government agency
obligations	26,679	2.80	-	-	-	-	-	-
Mortgage backed securities and
collateralized mortgage obligations	1,899	2.46	6,287	5.64	919	4.64	1,717	4.36
Other securities	-	-	425	1.62	-	-	-	-

Total available-for-sale
securities	28,578	2.78	6,712	5.44	919	4.64	1,717	4.36

Total portfolio	$31,452	2.97%	$6,712	5.44%	$919	4.64%	$1,717	4.36%

In addition to its investment portfolio, the Bank holds life insurance policies on certain directors and officers, the cash value of which increased by $421,000 or 5.61%.

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

          Deposit Accounts.   Most of the Bank's depositors reside in Tennessee.  The Bank's deposit products include a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market accounts, savings accounts and certificates of deposit.  Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate.  The Bank reviews its deposit mix and pricing weekly.  The Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

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

          The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 2002.  Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity Period	Amount

(Dollars in thousands)

Three months or less	$13,543
Over three through six months	10,931
Over six through twelve months	12,512
Over twelve months	20,942

Total	$57,928

Deposit Flow

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,

	2002			2001			2000

		Percent			Percent			Percent
		of	Increase		of	Increase		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total

	(Dollars in thousands)

Non-interest-bearing	$ 57,343	14.06%	$ 9,041	$ 48,302	12.68%	$ 9,672	$ 38,630	11.48%
Interest-bearing demand	181,930	44.62	8,737	173,193	45.46	51,053	122,140	36.29
Savings deposits	16,644	4.08	2,706	13,938	3.66	690	13,248	3.94
Fixed-rate certificates
of deposit,
which mature as follows:
Within 1 year	102,394	25.11	(10,074)	112,468	29.52	(20,727)	133,195	39.58
After 1 year, but within
2 years	28,119	6.90	8,122	19,997	5.25	(100)	20,097	5.97
After 2 years, but within
5 years	21,322	5.23	8,234	13,088	3.43	3,913	9,175	2.73
Thereafter	-	0.00	(4)	4	0.00	(45)	49	0.01

Total	$407,752	100.00%	$26,762	$380,990	100.00%	$44,456	$336,534	100.00%

Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

	At December 31,

	2002	2001	2000

	(Dollars in thousands)
0.00 - 1.99%	$25,654	$2,438	$101
2.00 - 3.99%	83,375	64,420	190
4.00 - 4.99%	18,876	28,765	3,062
5.00 - 5.99%	17,446	21,568	17,893
6.00 - 6.99%	5,333	19,668	107,738
7.00% and over	1,151	8,698	33,532

Total	$151,835	$145,557	$162,516

Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by maturities at December 31, 2002.

	Amount Due

			After	After
		One to	Two to	Three
	Less Than	Two	Three	to Four	After
	One Year	Years	Years	Years	4 Years	Total

	(Dollars in thousands)

0.00 - 1.99%	$24,240	$1,414	$-	$-	$-	$25,654
2.00 - 3.99%	65,436	14,957	1,768	306	908	83,375
4.00 - 4.99%	5,674	3,082	2,860	2,416	4,844	18,876
5.00 - 5.99%	2,996	7,620	234	1,804	4,792	17,446
6.00 - 6.99%	3,331	945	850	96	111	5,333
7.00% and over	717	101	333	-	-	1,151

Total	$102,394	$28,119	$6,045	$4,622	$10,655	$151,835

          Borrowings.  Retail deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes.  The Bank has the ability to use advances from the FHLB-Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB-Cincinnati functions as a central reserve bank providing credit for savings associations and for those banks that are FHLB members.  As a member of the FHLB-Cincinnati, the Bank is required to own capital stock in the FHLB-Cincinnati and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  At December 31, 2002, the Bank had three advances outstanding from the FHLB-Cincinnati in the amount of $2.9 million with a weighted average rate of 3.36%. The Bank also had an approved line of credit of $10.0 million.  At December 31, 2002, the Bank could increase its borrowings from the FHLB to $61.3 million. See Note 10 of Notes to the Consolidated Financial Statements contained in the Annual Report.

At December 31, 2002, the Company did not have any other borrowings outstanding.

The following table sets forth certain information regarding FHLB borrowings by the Bank at the end of and during the periods indicated:

	At or For the
	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)

Maximum amount of borrowings
outstanding at any month end	$2,957	$1,574	$1,614
Approximate average borrowings
outstanding	$1,643	$1,144	$3,414
Approximate weighted average rate paid
on borrowings	2.92%	2.71%	5.10%

Trust Department

          The OTS granted trust powers to the Bank on December 13, 1991 and such powers continued upon the conversion to a state chartered bank.  The Bank is one of the few banks in its primary market area providing a broad range of trust services.  These services include acting as trustee under a living trust, a Standby Trust or Testamentary Trust; acting as personal representative; agency services, including custody accounts, agent for the trustee, and agent for the personal representative; and trustee and agent services for accounts subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").  In addition to providing fiduciary and investment advisory services, the Bank provides employee benefit services, such as Self-Directed Individual Retirement Accounts ("IRAs").   At December 31, 2002, trust assets under management totaled approximately $126.1 million and non-managed assets of $82.4 million.

Personnel

          As of December 31, 2002, the Bank had 203 full-time employees and 58 part-time employees.  The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Available Information

          The Company’s Internet website is http://www.cavb.com.  The Company makes available free of charge on its website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (the “SEC”).  Information contained on the Company’s website is not part of this report.

REGULATION

General

          The Bank is subject to extensive regulation, examination and supervision by the Tennessee Department of Financial Institutions, its chartering agency, and by its federal regulators (the FRB) and by the insurer of its deposits (the FDIC).  The Bank must file reports with one or more of these regulatory agencies concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by these agencies to review the Bank’s compliance with various regulatory requirements.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such policies, whether by the FRB, the Tennessee Department of Financial Institutions, the FDIC or Congress could have a material adverse impact on the Company, the Bank and their operations.  The Company, as a bank holding company is required to file certain reports and comply with the holding company rules and regulations of the FRB.

Federal Regulation

          Federal Reserve System.   Effective January 1, 2002, the Corporation and the Bank became members of the Federal Reserve System.  Membership requirements for the Corporation and the Bank are set forth in Regulation Y (12 CFR 225) and Regulation H (12 CFR 225).  The Bank is required to own stock in the Federal Reserve Bank to be a member of the Federal Reserve System.  The total subscription of a member bank shall equal 6 percent of its capital and surplus.  Capital stock and surplus of a member bank means the paid-in capital stock and paid-in surplus of the bank, less any deficit in the aggregate of its retained earnings, gains (losses) on available-for-sale securities, and foreign currency translation accounts.  Upon approval by the Federal Reserve Bank of an application for capital stock the applying bank shall pay the Federal Reserve Bank one-half of the subscription amount plus accrued dividends.  Upon payment the Federal Reserve Bank will issue the appropriate number of shares on its books.  At December 31, 2002, the Bank’s investment in Federal Reserve Bank stock was $613,000.

          Federal Deposit Insurance Corporation.  The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry.  The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF.  The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law.  As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority.

          Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period.  The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized.  An institution is also placed in one of three supervisory subcategories within each capital group.  The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned with the most well capitalized, healthy institutions receiving the lowest rates.

          On September 20, 1996, the Deposit Insurance Funds Act (“DIF Act”) was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF.  As a result of the DIF Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%.  This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995.  In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation (“FICO”) in the 1980s to help fund the thrift industry cleanup.  BIF-assessable deposits are charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%.  Since December 31, 1999 FICO payments have been shared pro rata between BIF and SAIF members.

          The FDIC is authorized to raise the assessment rates in certain circumstances.  The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future.  If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

          Under the Federal Deposit Insurance Act (“FDIA”), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the FRB.  Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

          The FDIA also provides that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.  The FRB may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

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

At December 31, 2002, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FRB.

          Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits (“Guidelines”).  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the FRB determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard.  Management is aware of no conditions relating to these safety and soundness standards that would require submission of a plan of compliance.

          The Company-Capital Requirements.  The FRB has adopted minimum capital ratios and guidelines to provide a framework for assessing the adequacy of the capital of bank holding companies and state member banks.   The Federal Reserve’s capital guidelines established the following minimum regulatory capital requirements for bank holding companies:(i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirementexpressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships).  Total capital consists primarily of Tier 1 capital and a portion of the Company’s allowance for loan losses.

          The risk-based and leverage standards described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  At December 31, 2002, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

          The Bank-Capital Requirements.  The Federal Reserve has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as the Banks:(i) a leverage requirement consisting of a minimum ratios of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; (ii) a risk-based capital to total risk-weighted assets of 8%, and (iii) a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve’s capital guidelines for bank holding companies (see  “The Company - Capital requirements”).

          The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, the regulations of the Federal Reserve provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

          Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements.  For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications.   Additionally, one of the criteria that determine a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under the regulations of the Federal Reserve, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

          Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulations.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective power include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rates the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) prohibiting the institution from accepting deposits from correspondent banks; (viii) requiring the institution to divest certain subsidiaries; (ix) prohibiting the payment of principal or interest on subordinated debt; and (x) ultimately, appointing a receiver for the institution (See “Regulation - Prompt Corrective Action”).

The following table presents the Bank's and the Company’s regulatory capital compliance as of December 31, 2002. (Table Amounts in Thousands, Except Percentages)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital:
(to risk -weighted assets)
Bank	$42,910	13.3%	$25,909	8.0%	$32,386	10.0%
Company	$51,717	15.9%	$26,063	8.0%	$32,579	10.0%
Tier 1 risk-based capital:
(to risk-weighted assets)
Bank	$38,856	12.0%	$12,955	4.0%	$19,432	6.0%
Company	$47,637	14.6%	$13,032	4.0%	$19,547	6.0%
Tier 1 risk-based capital:
(to adjusted total assets)
Bank	$38,856	9.1%	$17,108	4.0%	$21,385	5.0%
Company	$47,637	10.9%	$17,491	4.0%	$21,864	5.0%

          Limitations on Capital Distributions.  Tennessee state law and FRB regulations impose limitations on the ability of banks to make various distributions of capital such as dividends, stock repurchases and cash-out mergers.  Generally under all of these regulations prior regulatory application and approval is required, if the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years.  The capital of the Bank is restricted by a liquidation account that is described in note 14 of the consolidated financial statements included in the Annual Report.

Holding Company Regulations

          Holding Company Acquisitions.  The Bank Holding Company Act generally prohibits a bank, without prior regulatory approval, from acquiring more than 5% of the voting stock of any other bank or bank holding company or controlling the assets thereof.  They also prohibit, among other things, any individual who controls a holding company, from acquiring control of any bank, unless the acquisition has regulatory approval.

          Holding Company Activities.  As a bank holding company, the Company may only engage in certain activities, and its acquisition of companies engaged in non-banking activities is subject to FRB approval under certain circumstances.

Competition

          The Bank faces intense competition in its primary market area for the attraction of deposits (its primary source of lendable funds) and in the origination of loans.  Its most direct competition for deposits has historically come from other commercial banks, credit unions, thrifts, and other financial institutions such as brokerage firms and insurance companies.  As of December 31, 2002, there were 14 commercial banks and 4 credit unions operating in Rutherford and Bedford Counties, Tennessee.  Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities.  The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers.  Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Subsidiary Activitities

          Under Tennessee law, the Bank generally may invest, in the aggregate up to 75% of its capital in the stock or purchase of the assets of other corporations, firms, partnerships or companies, including limited liability companies and partnerships that engage in certain approved activities.  However, TDFI regulations provide that no bank shall invest more than 25% of its capital in any single corporation, firm, partnership, or company including limited liability companies or partnerships.  The Bank’s investment in 100% of the capital stock of Miller & Loughry Insurance and Services, Inc., which was approximately $2.0 million at December 31, 2002, did not exceed these limits.

          The Bank, on January 4,  2002, purchased 100% of the capital stock issued and outstanding of Miller & Loughry Insurance and Services, Inc.   for cash totaling approximately $2.0 million.   Miller & Loughry is an independent insurance agency that also provides human resource outsourcing services.  The Bank recorded income from this investment of approximately $170,000 for the year ended December 31, 2002.

Item 2. Properties

          The following table sets forth certain information regarding the Bank's offices at December 31, 2002, all of which are owned except for the mortgage lending office located at 2209 Crestmoor Road, Suite 210 in Nashville Tennessee.  Management believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

		Approximate
Location	Year Opened	Square Footage	Deposits

			(Dollars in thousands)

Main Office:

114 W. College Street	1974	48,632	$235,283
Murfreesboro, Tennessee 37130

Branch Offices:

1745 Memorial Boulevard	1984	1,925	18,838
Murfreesboro, Tennessee 37129

1645 N.W. Broad Street	1995	1,500	11,654
Murfreesboro, Tennessee 37129

123 Cason Lane	1997	2,987	34,843
Murfreesboro, Tennessee 37128

604 N. Main Street	1958	1,500	27,050
Shelbyville, Tennessee 37160

269 S. Lowry Street	1972	3,898	37,761
Smyrna, Tennessee 37167

1300 Hazelwood Drive	1997	1,100	2,599
Smyrna, Tennessee 37167

2604 South Church Street	1998	2,470	12,135
Murfreesboro, TN 37129

2035 SE Broad Street	1997	2,038	27,589
Murfreesboro, TN 37130

Mortgage Lending Office:

2209 Crestmoor Road, Suite 210	2002	5,800	NA
Nashville, Tennessee 37215

Financial Services Building:

214 W. College	2000	60,000	NA
Murfreesboro, Tennessee 37130

         The Bank owns three commercial building lots on which the Company intends to develop future branch office locations.  One building site is located on Sam Ridley Parkway in Smyrna, Tennessee where construction has begun with an anticipated completion date of May 2003.  The second lot is located at 2014 Lascassas Pike in Murfreesboro, Tennessee and is the location of a freestanding automated teller machine.  The final lot is located on Thompson Lane near the intersection of Thompson Lane and Memorial Boulevard in Murfreesboro, Tennessee.

         The Bank uses the services of an outside service bureau for its significant data processing applications.  At December 31, 2002, the Bank had 14 proprietary automated teller machines.  At December 31, 2002, the net book value of the Bank's office properties, fixtures, furniture and equipment was $18.1 million.

Item 3. Legal Proceedings

         Periodically, there have been various claims and lawsuits involving the Company and the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Company or the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business.  Neither the Company nor the Bank or any other subsidiary is a party to any pending legal proceedings that the Company believes would have a material adverse effect on the financial condition or operations of the Company.  See Note 19 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The information contained under the section captioned “Corporate Information” is included in the Company’s Annual Report to Shareholders (the “Annual Report”) and is incorporated herein by reference.

Item 6. Selected Financial Data

The information contained under the section captioned “Selected Financial Data” is included in the Company’s Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is included in the Company’s Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information contained under the section captioned “Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk - Asset and Liability Management” is included in the Company’s Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information contained under the section captioned “Consolidated Financial Statements” is included in the Company’s Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         The information contained under the sections captioned “Proposal I -- Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is included in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

		Executive Officers of the Company and the Bank

		Position
	Age at
Name	March 25, 2003	Company	Bank

Ed C. Loughry, Jr.	60	Chairman of the Board and Chief	Chairman of the Board and Chief
		Executive Officer	Executive Officer

Gary Brown	60	Vice Chairman of the Board	Vice Chairman of the Board

Ronald F. Knight	52	President and Chief	President and Chief
		Operating Officer	Operating Officer

William S. Jones	43	Executive Vice President and	Executive Vice President and
		Chief Administrative Officer	Chief Administrative Officer

Hillard C. "Bud"
Gardner	54	Senior Vice President and Chief	Senior Vice President and Chief
		Financial Officer	Financial Officer

David W. Hopper	60	-	Senior Vice President and Trust Officer

Ira B. Lewis, Jr.	56	Senior Vice President	Senior Vice President/CRA
		and Secretary	Compliance Officer and Secretary

R. Dale Floyd	52	-	Senior Vice President

M. Glenn Layne	48	-	Senior Vice President

Joy B. Jobe	58	-	Senior Vice President

Biographical Information

Set forth below is certain information regarding the executive officers of the Company and the Bank.  Unless otherwise stated, each executive officer has held his current occupation for the last five years.  There are no family relationships among or between the executive officers.

Ed C. Loughry, Jr. joined the Bank in 1968 and currently serves as Chairman of the Board and Chief Executive Officer of the Bank and the Company.   Mr. Loughry has served on the Boards of Directors of the Rutherford County Chamber of Commerce, United Way, Heart Fund, Federal Home Loan Bank of Cincinnati, and the ABA Bank Pac.  He is currently serving as Chairman of the Tennessee Bankers Association.  He is also currently a director of Middle Tennessee Medical Center, HealthSpring, the American Bankers Association, and the Christy-Houston Foundation.  He was selected Business Person of the Year in 1993 and Business Legend in 2000 by the Murfreesboro Chamber of Commerce.

Gary Brown is the owner and manager of Roscoe Brown, Inc., a heating and air conditioning company, Murfreesboro, Tennessee.  Mr. Brown is a member of the Murfreesboro Water Sewer Department Board, the Electrical Examining Board, and the Middle Tennessee State University Foundation Board.

Ronald F. Knight joined the Bank in 1972 and currently serves as President and Chief Operating Officer of the Bank and the Company.  Mr. Knight currently serves on the Tennessee Housing Development Agency Board, the Tennessee State Collateral Pool Board, and the Board of Directors of Main Street Murfreesboro/Rutherford County.  He also serves as Division Chair of United Way and committee member of the Tennessee Bankers Association and Destination Rutherford.  Mr. Knight was selected as the Business Person of the year by the Murfreesboro Chamber of Commerce and was voted Most Community Minded Business Leader.  Previously, he served on the Rutherford County Economic Development Council, and as director and Chairman of the Rutherford County Chamber of Commerce, director and Chairman of the Tennessee Savings and Loan League, and director of the Tennessee Bankers Association.  Mr. Knight actively supports the American Heart Association and the American Cancer Society and is the Co-Founder of a local charity “Christmas For The Children.”

William S. Jones joined the Bank in 1992 and currently serves as Executive Vice President and Chief Administrative Officer, a position he has held since 1999.  Mr. Jones held the position of Vice President/Senior Vice President and Trust Officer of the Bank from 1992 to 1997. Mr. Jones currently serves as Immediate Past President of the Board of Trustees of the Middle Tennessee State University Foundation, as Treasurer of the Rutherford County, Tennessee, Chamber of Commerce and is a member of the Middle Tennessee Medical Center Foundation and serves on the 2003 American Heart Association Heart Ball Gala committee for Rutherford County, Tennessee.

Hillard C. "Bud" Gardner joined the Bank in 1981 and has been Senior Vice President and Chief Financial Officer since 1982.  Mr. Gardner is a member of the Tennessee Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the Optimist International.

David W. Hopper joined the Bank in 1992 and has been Senior Vice President and Trust Officer since that time. Mr. Hopper is a graduate of the ABA's National Graduate Trust School and has served as Chairman of the Tennessee Bankers Association Trust Division.  Mr. Hopper has over thirty years experience in the trust and investment management industry and has started trust departments at two banks.  Mr. Hopper is a member of the Murfreesboro Rotary Club, a Director of the Linebaugh Library Foundation, and Chairman of the Murfreesboro City School Board.

R. Dale Floyd joined the Bank in September 1987 and has been Senior Vice President since October 1988.  As Senior Vice President, he supervises the Bank's mortgage lending activities, including originations, construction and land development lending.  Mr. Floyd's civic activities include participation in Leadership Rutherford, Habitat for Humanity, and Stones River Ducks Unlimited.  Mr. Floyd is also a member of the Affordable Housing Advisory Council of the City of Murfreesboro.

M. Glenn Layne joined the Bank in August 1994 with over 17 years of banking experience and is currently Senior Vice President and Manager of Commercial and Consumer Lending.  Before joining the Bank, Mr. Layne served as Vice President and Manager of a Commercial Lending Group with SunTrust Bank.  Mr. Layne serves as Finance Committee Chairman and is a Deacon in the Belle Aire Baptist Church.

Joy B. Jobe joined the Bank in May 1995 with over 24 years of banking experience and serves as Senior Vice President of Retail Banking and Business Development.  Before joining the Bank, Ms. Jobe was a Commercial Loan Officer, Relationship Manager and Assistant Vice President with SunTrust Bank.  Ms. Jobe is a member of the Board of Directors of the American Red Cross.  Ms. Jobe also is a graduate of Leadership Rutherford.

Ira B. Lewis, Jr. joined the Bank in 1993 as a Vice President Internal Audit and Compliance.  Mr. Lewis became Secretary in January 1996 and Senior Vice President in January 2000.  Before joining the Bank, Mr. Lewis was an Examiner and Field Manager of the Office of Thrift Supervision’s Nashville Area Office.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation” is included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2002:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)

Equity compensation plans
approved by shareholders	752,883	$10.09	0

Equity compensation plans
not approved by
shareholders	N/A	N/A	N/A

Total	752,883	$10.09	0

The information contained under the section captioned “Security Ownership of Certain Beneficial Owners and Management” is included in the Company’s Proxy Statement and is incorporated herein by reference.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

The information contained under the section captioned “Transactions with Management” is included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 14. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to insure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure.  Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the Company, under the supervision and participation of its management, including the Company’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibits

3.1	Charter of the Registrant*
3.2	Bylaws of the Registrant, as amended (restated for SEC electronic filing purposes only)
10.1	Employment Agreement with Ed C. Loughry, Jr.**
10.2	Employment Agreement with Ronald F. Knight**
10.3	Severance Agreement with Hillard C. Gardner**
10.4	Severance Agreement with Ira B. Lewis**
10.5	Severance Agreement with R. Dale Floyd**
10.6	Severance Agreement with M. Glenn Layne**
10.7	Severance Agreement with Joy B. Jobe**
10.8	Severance Agreement with William S. Jones**
10.9	Severance Agreement with David W. Hopper**
10.10	Cavalry Banking Key Personnel Severance Compensation Plan**
10.11	Cavalry Banking Employee Stock Ownership Plan**
10.12	Cavalry Bancorp, Inc. 1999 Stock Option Plan***
10.13	Management Recognition Plan with William H. Huddleston III***
10.14	Management Recognition Plan with Gary Brown ***
10.15	Management Recognition Plan with Ed Elam ***
10.16	Management Recognition Plan with Frank E. Crosslin, Jr. ***
10.17	Management Recognition Plan with Tim J. Durham. ***
10.18	Management Recognition Plan with James C. Cope ***
10.19	Management Recognition Plan with Terry G. Haynes ***
10.20	Management Recognition Plan with Ed C. Loughry, Jr. ***
10.21	Management Recognition Plan with Ronald F. Knight-***
10.22	Management Recognition Plan with William S. Jones-***
10.23	Management Recognition Plan with Hillard C. Gardner ***
10.24	Management Recognition Plan with R. Dale Floyd ***
10.25	Management Recognition Plan with David W. Hopper ***
10.26	Management Recognition Plan with Joe W. Townsend ***
10.27	Management Recognition Plan with M. Glenn Layne ***
10.28	Management Recognition Plan with Joy B. Jobe ***
10.29	Management Recognition Plan with Ira B. Lewis, Jr. ***
10.30	Management Recognition Plan with Elizabeth L. Green ***
10.31	Management Recognition Plan with Jamie Sweeney ***
10.32	Director Supplemental Retirement Plan ****
10.33	Executive Supplemental Retirement Plan ****
13	Annual Report to Stockholders
21	Subsidiaries of the Registrant
23	Consent of Rayburn, Betts & Bates, P.C.
99.1	CEO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002
99.2	CFO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002

*	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).
**	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998.
***	Incorporated herein by reference to the Registrant's Annual Meeting Proxy Statement dated March 15, 1999, as filed with the Securities and Exchange Commission on March 15, 1999.
****	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on May 10, 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALRY BANCORP, INC.

Date: March 19, 2003	By:
Ed C. Loughry, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

	Chief Executive Officer, Chairman of	March 18, 2003
Ed C. Loughry, Jr.	the Board
(Principal Executive Officer)

	Senior Vice President and Chief	March 18, 2003
Hillard C. "Bud" Gardner	Financial Officer
(Principal Financial and
Accounting Officer)

	Vice Chairman of the Board	March 17, 2003
Gary Brown

	Director, President	March 18, 2003
Ronald F. Knight	and Chief Operating Officer

	Director	March 18, 2003
Tim J. Durham

Director
Ed Elam

	Director	March 17, 2003
James C. Cope

	Director	March 17, 2003
Terry G. Haynes

	Director	March 17, 2003
William H. Huddleston, IV

	Director	March 14, 2003
William K. Coleman

Certification of Principal Executive Officer
CERTIFICATIONS FOR ANNUAL REPORT ON FORM 10-K

I, Ed C. Loughry, Jr., certify that:

1)	I have reviewed this annual report on Form 10-K of Cavalry Bancorp, Inc.;

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6)

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:
Ed C. Loughry, Jr.
Chairman of the Board of Directors and Chief Executive Officer

Certification of Principal Financial Officer
CERTIFICATIONS FOR ANNUAL REPORT ON FORM 10-K

I, Hillard C. Gardner, certify that:

1)	I have reviewed this annual report on Form 10-K of Cavalry Bancorp, Inc.;

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6)

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:
Hillard C. Gardner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer