Form 10-Q
period 2003-03-31
CAVALRY BANCORP INC
filed 2003-05-12
CIK 1049535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

(Mark One)

☒        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2003 or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from___________ to ___________

Commission file number: 0-23605
______________________

CAVALRY BANCORP, INC.
(exact name of registrant as specified in its charter)

Tennessee	62-1721072
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

114 West College Street
Murfreesboro, Tennessee 37130
(Address of Registrant’s principal executive office)

(615) 893-1234
(Registrant’s telephone number, including area code)
______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

Yes ☒         No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☒         No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Issued and Outstanding: 6,820,179 as of May 12, 2003.

	CAVALRY BANCORP, INC.

	Table of Contents

Part I	Financial Information	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2003 (unaudited)
	and December 31, 2002	1-2

	Consolidated Statements of Income (unaudited) for the Three Months
	Ended March 31, 2003 and 2002	3

	Consolidated Statements of Comprehensive Income (unaudited) for the
	Three Months Ended March 31, 2003 and 2002	4

	Consolidated Statements of Cash Flows (unaudited) for the Three Months
	Ended March 31, 2003 and 2002	5

	Notes to Consolidated Financial Statements (unaudited)	6-8

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8-11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11-12

Item 4.	Controls and Procedures	12

Part II	Other Information	13

Signatures		14

Certifications

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

CAVALRY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)

Assets	March 31, 2003	December 31, 2002

	(Unaudited)
Cash	$25,631	21,200
Interest-bearing deposits with other financial institutions	39,062	51,962

Cash and cash equivalents	64,693	73,162
Investment securities available-for-sale at fair value (amortized cost:
$37,973 and $37,728 at March 31, 2003 and
December 31, 2002, respectively)	38,112	37,926
Loans held for sale, at estimated fair value	3,349	17,800
Loans receivable, net of allowances for loan losses of $4,634 at March 31,
2003 and $4,657 at December 31, 2002	315,785	300,524
Accrued interest receivable	1,581	1,577
Office properties and equipment, net	18,644	18,108
Required investments in stock of Federal Home Loan Bank
and Federal Reserve Bank, at cost	2,896	2,874
Foreclosed assets, net	201	203
Bank owned life insurance	8,018	7,921
Goodwill	1,772	1,772
Other assets	2,582	2,498

Total assets	$457,633	464,365

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Non-interest-bearing	$59,935	57,343
Interest-bearing	337,531	350,409

Total deposits	397,466	407,752
Advances from Federal Home Loan Bank of Cincinnati	2,930	2,944
Accrued expenses and other liabilities	6,427	3,923

Total liabilities	406,823	414,619

Shareholders’ equity:
Preferred stock, no par value
Authorized- 250,000 shares; none issued or outstanding at
March 31, 2003 and December 31, 2002	-	-
Common stock, no par value
Authorized- 49,750,000 shares; issued and outstanding
6,820,179 and 6,830,679 at March 31, 2003
and December 31, 2002, respectively	9,199	9,138
Retained earnings	44,413	43,543
Unallocated ESOP Shares	(2,887)	(3,057)
Accumulated other comprehensive income, net of tax	85	122

Total shareholders’ equity	50,810	49,746

Total liabilities and shareholders’ equity	$457,633	464,365

1

Note: The balance sheet presented above at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

Interest and dividend income:
Loans	$5,024	5,226
Investment securities	283	520
Other	126	172

Total interest and dividend income	5,433	5,918

Interest expense - deposits	1,519	1,924
Interest expense - borrowings	24	5

Total interest expense	1,543	1,929

Net interest income	3,890	3,989
Provision for loan losses	56	109

Net interest income after provision
for loan losses	3,834	3,880

Non-interest income:
Servicing income	71	69
Gain on sale of loans, net	1,322	569
Gain on sale of investment securities, net	11	-
Deposit servicing fees and charges	1,055	879
Trust service fees	246	256
Commissions and other non-banking fees	616	459
Other operating income	298	239

Total non-interest income	3,619	2,471

Non-interest expenses:
Salaries and employee benefits	3,659	2,792
Occupancy expense	315	270
Supplies, communications and other
office expenses	253	259
Federal insurance premiums	15	16
Advertising expense	101	87
Equipment and service bureau expense	695	624
Other operating expense	520	456

Total non-interest expenses	5,558	4,504

Income before income taxes	1,895	1,847
Income tax expense	727	778

Net income	$1,168	1,069

Basic earnings per share	$0.18	0.16

Diluted earnings per share	$0.18	0.16

Weighted average shares outstanding -Basic	6,365,767	6,495,260

Weighted average shares outstanding -Diluted	6,579,436	6,643,655

Dividends declared $0.05 per share payable April 11, 2003 for shareholders of record date March 31, 2003.

See accompanying notes to consolidated financial statements.

3

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

Net income	$1,168	1,069
Other comprehensive income, net of tax:
Unrealized losses on investment securities
available-for-sale	(30)	(142)
Reclassification adjustment for
gains included in net income	(7)	-

Comprehensive income	$1,131	927

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	2003	2002

Operating activities:
Net cash provided by operating activities	$19,088	3,259

Investing activities:
Increase in loans receivable, net	(15,604)	(4,842)
Principal payments on investment securities	3,473	742
Purchase of investment securities
available-for-sale	(18,880)	-
Purchase of Federal Reserve Stock	-	(1,240)
Proceeds from maturities of investment securities	12,550	7,000
Proceeds from sales of investment securities
available-for-sale	2,511	-
Purchase of office properties and equipment	(965)	(2,052)
Proceeds from sale of foreclosed assets	93	81
Cash paid in acquisition of Miller & Loughry	-	(1,964)

Net cash used in investing activities	(16,822)	(2,275)

Financing activities:
Net decrease in deposits	(10,286)	(12,731)
Retirement of common stock	(137)	(1,150)
Dividends paid	(298)	(307)
Net decrease in borrowings	(14)	(14)

Net cash used in
financing activities	(10,735)	(14,202)

Decrease in cash and cash equivalents	(8,469)	(13,218)
Cash and equivalents, beginning of period	73,162	69,281

Cash and cash equivalents, end of period	$64,693	56,063

Supplement Disclosures of Cash
Flow Information:
Payments during the period for:
Interest	$1,544	1,870

Income taxes	$-	-

Supplemental Disclosures of Noncash
Investing and Financing Activities :

Increase in deferred tax asset related
to unrealized loss on investments	$23	89

Net unrealized losses on investment
securities available for sale	$(60)	(231)

Dividends declared and payable	$298	307

See accompanying notes to consolidated financial statements.

Cavalry Bancorp, Inc.
Notes to Consolidated Financial Statements

1.          Basis of Presentation

Cavalry Bancorp, Inc. (the “Company”), a Tennessee corporation, is the holding company for Cavalry Banking (the "Bank") a state chartered Federal Reserve member commercial bank. Miller & Loughry Insurance and Services, Inc. (“Miller & Loughry”), an independent insurance agency, is a wholly-owned subsidiary of the Bank.

The unaudited consolidated financial statements include the accounts of Miller & Loughry, the Bank and the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company have been prepared in accordance with Instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002.

2.          Stock Options

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma earnings per share disclosure for stock option grants made in 1995 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123,” provides that an entity that has transitioned to the accounting treatment prescribed by SFAS 123 may use the intrinsic value method in lieu of the fair value based method for determining the fair value of stock options at the date of grant. SFAS 148 requires disclosure in addition to SFAS 123 if APB opinion No. 25 is currently being applied.

The Company applies Accounting Principles Board Opinion No.25 (APB), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the plan. No compensation cost has been recognized for the plan because the stock option price is equal to or greater than the fair value at the grant date. Following is a reconciliation of reported and pro forma net income and earnings per share had compensation cost for the plan been determined based on the fair value of SFAS 123, “Accounting for Stock-Based Compensation,” as amended:

	Three Months Ended
	March 31,
	2003	2002

Net income:
As reported	$1,168	1,069
Deduct: Total stock-based employee
compensation expense determined under
fair value methods for all awards
granted, net of related tax effects	(33)	(33)

Pro forma net income	$1,135	1,036

Earnings per share:
Basic - as reported	$0.18	0.16

Basic – pro forma	$0.18	0.16

Diluted – as reported	$0.18	0.16

Diluted – pro forma	$0.17	0.16

3.          Acquisitions

On January 4, 2002, Cavalry Banking, a wholly owned subsidiary of Cavalry Bancorp, Inc., completed the acquisition of 100% of the capital stock issued and outstanding of Miller & Loughry Insurances and Services, Inc., for a cash purchase price of approximately $2.0 million.

4.          Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three months ended March 31, 2003 and 2002. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Quarter Ended March 31

	2003	2002

Basic EPS:
Net income	$1,168,000	1,069,000
Average common shares outstanding	6,365,767	6,495,260

Earnings per share - basic	$0.18	0.16

Diluted EPS:
Net income	$1,168,000	1,069,000

Average common shares outstanding	6,365,767	6,495,260
Dilutive effect of stock options	213,669	148,395

Average dilutive shares outstanding	6,579,436	6,643,655

Earnings per share - diluted	$0.18	0.16

5.          Business Segments

The Company and its subsidiary provide community oriented financial services to individuals and businesses primarily within Davidson, Rutherford and Bedford counties in Middle Tennessee.

The Company’s segments are identified by the products and services offered, principally distinguished as banking, trust, insurance, and mortgage banking operations. The majority of loans originated for sale are sold with the servicing rights attached.

Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in Note 1 of the 2002 Annual Report to Shareholders. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense, and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods. These methods have been consistently applied.

		Mortgage
For the quarter ended	Banking	Banking	Trust	Insurance	Eliminations	Consolidated
March 31, 2003:
Interest revenue	$5,433	-	-	-	-	5,433
Other income-external customers	1,378	71	246	591	-	2,286
Interest expense	1,543	-	-	-	-	1,543
Depreciation and amortization	301	90	16	15	-	422
Other significant items:
Provision for loan losses	56	-	-	-	-	56
Gain on sales of assets	11	1,322	-	-	-	1,333
Segment profit	1,699	89	25	100	(18)	1,895
Segment assets	453,497	3,542	379	3,078	(2,863)	457,633

		Mortgage
For the quarter ended	Banking	Banking	Trust	Insurance	Eliminations	Consolidated
March 31, 2002:
Interest revenue	$5,918	-	-	-	-	5,918
Other income-external customers	1,123	69	256	454	-	1,902
Interest expense	1,929	-	-	-	-	1,929
Depreciation and amortization	246	44	11	9	-	310
Other significant items:
Provision for loan losses	109	-	-	-	-	109
Gain on sales of assets	-	569	-	-	-	569
Segment profit (loss)	1,724	(5)	73	76	(21)	1,847
Segment assets	409,343	11,047	332	2,722	(2,471)	420,973

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” ”feels,” “believes,” “anticipates,” “intends,” and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company's actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; changes in market conditions in the Company’s principal market area; adverse changes in the financial condition of the loan loss reserves; competitive pressures on loan or deposit terms; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

The Company’s critical accounting policies are set forth in the “Management’s Discussion an Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets were $457.6 million at March 31, 2003, compared to $464.4 million at December 31, 2002, a decrease of $6.8 million or 1.46%. This decline was primarily a result of a decline in total deposits reflecting a seasonal decline in public deposits. As a result of the decline in deposits, cash and cash equivalents decreased from $73.2 million at December 31, 2002, to $64.7 million at March 31, 2003. Investment securities available-for-sale increased from $37.9 million at December 31, 2002, to $38.1 million at March 31, 2003. Loans receivable, net increased $15.3 million from $300.5 million at December 31, 2002, to $315.8 million at March 31, 2003 as a result of continued loan demand. Loans available for sale declined from $17.8 million at December 31, 2002 to $3.3 million at March 31, 2003. This decline was a result of faster funding by purchasers of these loans. Office properties and equipment increased from $18.1 million at December 31, 2002 to $18.6 million at March 31, 2003. This increase was primarily a result of construction in progress on the branch office on Sam Ridley Parkway in Smyrna, Tennessee in Rutherford County. This location is expected to be open for business in June of 2003.

Deposit accounts decreased $10.3 million from $407.8 million at December 31, 2002, to $397.5 million at March 31, 2003. Certificates of deposit decreased $2.6 million from $151.8 million at December 31, 2002 to $149.2 million at March 31, 2003. Savings deposits increased $2.0 million from $16.6 million at December 31, 2002 to $18.6 million at March 31, 2003. Interest-bearing demand deposits decreased $12.2 million from $181.9 million at December 31, 2002 to $169.7 million at March 31, 2003. Non-interest bearing accounts increased $2.6 million from $57.3 million at December 31, 2002 to $59.9 million at March 31, 2003. Management feels that these declines are temporary, and will continue to market deposit relationships.

Shareholders’ equity increased by $1.1 million from $49.7 million at December 31, 2002, to $50.8 million at March 31, 2003. This increase was a result of net income of $1.2 million and the release of ESOP shares of $367,000. These increases were partially offset by common stock repurchases of $137,000 in Company common stock, a decrease in unrealized gains on available-for-sale securities of $37,000, net of taxes, and dividends of $298,000.

Non-performing assets were $733,000 at December 31, 2002 and $672,000 at March 31, 2003. Reflecting this reduction in non-performing assets, the allowance for loan losses was $4,634,000 at March 31, 2003, down slightly from $4,657,000 at December 31, 2002.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and March 31, 2002.

Net Income. Net income was $1.2 million for the three months ended March 31, 2003 compared to $1.1 million for the three months ended March 31, 2002. Return on average assets increased from 1.04% for the three months ended March 31, 2002, to 1.06% for the same period in 2003. Return on average equity also increased from 9.00% for the three months ended March 31, 2002, to 9.44% for the same period in 2003. Earnings per share increased from $0.16 per diluted share for the three months ended March 31, 2002, to $0.18 per diluted share for the same period in 2003. This increase was primarily a result of higher non-interest income and a lower provision for loan losses. These increases were partially offset by higher non-interest expenses and a lower net interest income.

Net Interest Income. Net interest income decreased $100,000 from $4.0 million for the three months ended March 31, 2002, to $3.9 million for the same period in 2003. Interest rate spread decreased from 4.18% for the three months ended March 31, 2002, to 3.73% for the same period in 2003. Net interest margin decreased from 4.44% for the three months ended March 31, 2002, to 3.98% for the same period in 2003. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 111.75% for the three months ended March 31, 2002, to 115.89% for the same period in 2003.

Interest income decreased 8.5% to $5.4 million for the three months ended March 31, 2003, from $5.9 million for the same period in 2002. Interest on loans decreased from $5.2 million for the three months ended March 31, 2002, to $5.0 million for the same period in 2003. Average loans outstanding increased from $281.8 million for the three months ended March 31, 2002, to $314.9 million for the same period in 2003. The average yield decreased from 7.52% for the three months ended March 31, 2002, to 6.47% for the same period in 2003, as a result of declining interest rates. Income on all other investments consisting of mortgage backed securities, other investments, Federal Home Loan Bank and Federal Reserve Bank stock, bank deposits and federal funds decreased from $692,000 for the three months ended March 31, 2002, to $409,000 for the same period in 2003. Average investments decreased from $82.8 million for the three months ended March 31, 2002, to $81.7 million for the same period in 2003. The average yield decreased from 3.39% for the three months ended March 31, 2002, to 2.03% for the same period in 2003.

Interest expense decreased from $1.9 million for the three months ended March 31, 2002, to $1.5 million for the same period in 2003. Average interest-bearing deposits increased from $325.3 million for the three months ended March 31, 2002, to $339.3 million for the same period in 2003. This increase was a result of continuing efforts to increase market share of deposits. The average cost of deposits decreased from 2.40% for the three months ended March 31, 2002, to 1.82% for the same period in 2003. Average borrowings increased from $989,000 at an average cost of 2.05% for the three months ended March 31, 2002 to $2.9 million at an average cost of 3.32% for the same period in 2003. The total cost of funds decreased from 2.40% for the three months ended March 31, 2002, to 1.83% for the same period in 2003. Average interest-bearing liabilities increased from $326.3 million for the three months ended March 31, 2002, to $342.2 million for the same period in 2003.

Provision for Loan Losses. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Management also considers the level of problem assets, giving greater weight to the level of classified assets than to the level of nonperforming assets because classified assets include not only nonperforming assets but also performing assets that otherwise exhibit, in management’s judgment, potential credit weaknesses.

The provision for loan losses decreased from $109,000 for the three months ended March 31, 2002 to $56,000 for the same period in 2003. Management deemed the allowance for loan losses adequate at March 31, 2003.

Non-interest Income. Non-interest income increased from $2.5 million for the three months ended March 31, 2002, to $3.6 million for the same period in 2003. In the mortgage banking segment, net gain on sale of loans increased from $569,000 for the three months ended March 31, 2002, to $1.3 million for the same period in 2003. The higher gain in 2003 was a result of increased volume. Loan servicing fees increased slightly from $69,000 for the three months ended March 31, 2002, to $71,000 for the same period in 2003. In the banking segment, deposit fees and other operating incomes increased from $879,000 for the three months ended March 31, 2002, to $1.1 million for the same period in 2003. This increase was a result of growth in the number of transaction accounts and increased charges. In the trust segment, trust fees decreased from $256,000 for the three months ended March 31, 2002, to $246,000 for the same period in 2003 as a result of declines in market values of trust assets under management. Commissions and other non-banking fees increased from $459,000 for the three months ended March 31, 2002 to $616,000 for the same period in 2003 as result of increased volumes.

Non-interest Expense. Non-interest expense increased from $4.5 million for the three months ended March 31, 2002, to $5.6 million for the same period in 2003. Salaries and employee benefits increased from $2.8 million for the three months ended March 31, 2002 to $3.6 million for the same period in 2003 primarily as a result of increased staffing. Increased mortgage loan production and insurance sales resulted in increased commissions and related benefits. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $727,000 for the three months ended March 31, 2003, compared to $778,000 for the same period in 2002.

Liquidity and Capital Resources

The Company’s primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2003, cash and cash equivalents totaled $64.7 million or 14.14% of total assets, and investment securities available–for–sale totaled $38.1 million. At March 31, 2003, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $10.0 million.

As of March 31, 2003, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. At March 31, 2003, under the regulations of the Federal Reserve Board, the Bank’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 9.22%, 12.72% and 13.97%, respectively, compared to requirements of 3.0%, 4.0% and 8.0%, respectively. At March 31, 2003, under the regulations of the Federal Reserve Board, the Company’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 10.95%, 15.31%, and 16.56%, respectively.

At March 31, 2003, the Bank had loan commitments of approximately $39.7 million. In addition, at March 31, 2003, the unused portion of lines of credit extended by the Bank was approximately $6.8 million for consumer loans and $22.4 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2003, the Bank had $5.5 million of letters of credit outstanding. The adoption of the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, did not have a material impact on the consolidated financial statements as of or for the quarter ended March 31, 2003.

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with U.S. GAAP, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate risk. Ultimately, fluctuations in interest rates will impact liquidity, the level of income and expense recorded on most of the Company’s assets and liabilities, and the market value of interest-earning assets and interest-bearing liabilities. The Company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets.

Interest rate risk is managed by management in accordance with policies approved by the Bank’s Board of Directors. Management formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, management considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economy, liquidity, business strategies and other factors. Management meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market value of assets and liabilities, unrealized gains and losses, purchase and sales activities, commitments to originate loans and the maturities of investments. Management uses an analysis of relationships between interest-earning assets and interest-bearing liabilities to manage interest rate risk.

The following table presents the Company's repricing gap at March 31, 2003. The table indicates that at March 31, 2003 the Company was asset sensitive up to six months and had a positive cumulative GAP for the time periods up to and including one year. This would indicate an increase in earnings in a rising rate environment.

		Six	After	After
	Within	Months	One to	Three	Over
	Six	to One	Three	to Five	Ten
	Months	Year	Years	Years	Years	Total

			(in thousands)
Interest-earning assets:
Loans receivable, net	$110,916	34,143	61,023	85,303	27,749	319,134
FHLB & FRB stock	2,283	-	-	-	613	2,896

Investment securities available-for-sale	23,031	8,286	1,071	5,536	188	38,112
Interest-bearing deposits with other
financial institutions	39,062	-	-	-	-	39,062

Total rate sensitive assets	$175,292	42,429	62,094	90,839	28,550	399,204

Interest-bearing liabilities:
Deposits:
Savings deposits	$1,856	1,856	7,425	7,425	-	18,562
Demand deposits	101,700	7,561	30,244	30,243	-	169,748
Certificates of deposit	65,648	34,899	30,035	18,619	20	149,221
Borrowings	27	27	1,109	1,109	658	2,930

Total rate sensitive liabilities	$169,231	44,343	68,813	57,396	678	340,461

Excess (deficiency) of interest sensitive
assets over interest sensitive liabilities	$6,061	(1,914)	(6,719)	33,443	27,872	58,743
Cumulative excess (deficiency) of
interest sensitive assets	$6,061	4,147	(2,572)	30,871	58,743	58,743
Cumulative ratio of interest-earning assets
to interest-bearing liabilities	103.58%	101.94%	99.09%	109.09%	117.25%	117.25%
Interest sensitivity gap to total rate sensitive assets	1.52%	(0.48)%	(1.68)%	8.38%	6.98%	14.72%
Ratio of interest-earning assets to
interest -bearing liabilities	103.58%	95.68%	90.24%	158.27%	4,210.91%	117.25%
Ratio of cumulative gap to total rate sensitive assets	1.52%	1.04%	(0.64)%	7.73%	14.72%	14.72%

The gap analysis provides the basis for more detailed analysis in a simulation model. Also gap results are popular rate risk indicators. However, to truly evaluate the impact of rate change on income, simulation is the best technique because variables are changed for various rate conditions. Each category’s interest change is calculated as rates ramp up and down. In addition the prepayment speeds and repricing speeds are changed.

Rate Shock is a method for stress testing the Net Interest Margin (NIM) over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down from the current interest rates. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. NIM is then calculated and a margin risk profile is developed. This simulation reveals that the Bank will experience a loss in Net Interest Income if rates decline in the next year. The magnitude and severity of potential loss for a 100 basis point decline in rates under projected growth conditions would be a decline of 13 basis points.

Item 4. Controls and Procedures

Within the ninety days prior to the filing of this report, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies of material weaknesses) in the Company’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

Part II. Other Information

Item 1. Legal Proceedings

  None

Item 2. Changes in Securities and use of Proceeds

  Not applicable

Item 3. Defaults Upon Senior Securities

  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

  None

Item 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Exhibits

10.33  Agreement dated March 31, 2003 between the Company, the Bank and Edward Elam.
99.1   CEO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002
99.2   CFO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002

(b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended March 31, 2003.

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALRY BANCORP, INC.

Date: May 12, 2003	by:	/s/ Ed C. Loughry, Jr.
Ed C. Loughry, Jr.
Chairman of the Board and
Chief Executive Officer

Date: May 12, 2003	by:	/s/ Hillard C. Gardner
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

Date: May 12, 2003

	by:	/s/ Ed C. Loughry, Jr.
Ed C. Loughry, Jr.
Chairman of the Board and
Chief Executive Officer

Certification of Principal Financial Officer
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

Date: May 12, 2003	by:	/s/ Hillard C. Gardner
Hillard C. Gardner
Senior Vice President and Chief
Financial Officer
(Principal Financial and
Accounting Officer)

