Form 10-Q
period 2003-06-30
CAVALRY BANCORP INC
filed 2003-08-08
CIK 1049535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One )

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2003 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from___________ to ___________

Commission File Number: 0-23605

CAVALRY BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1721072

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

114 West College Street, Murfreesboro, Tennessee	37130

(Address of Principal Executive Offices)	(Zip Code)

(615) 893-1234

Registrant’s telephone number, including area code

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

Common Stock Issued and Outstanding: 6,820,179 shares as of August 8, 2003.

CAVALRY BANCORP, INC.

Table of Contents

Part I	Financial Information	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2003 (unaudited)
	and December 31, 2002	1

	Consolidated Statements of Income (unaudited) for the Three Months and Six Months
	Ended June 30, 2003 and 2002	2

	Consolidated Statements of Comprehensive Income (unaudited) for the
	Three and Six Months Ended June 30, 2003 and 2002	3

	Consolidated Statements of Cash Flows (unaudited) for the Six Months
	Ended June 30, 2003 and 2002	4

	Notes to Consolidated Financial Statements (unaudited)	5-8

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8-10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

Part II	Other Information	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	12

Signatures		13

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

CAVALRY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)

Assets	June 30, 2003	December 31, 2002

	(Unaudited)
Cash	$26,845	21,200
Interest-bearing deposits with other financial institutions	24,683	51,962

Cash and cash equivalents	51,528	73,162
Investment securities available-for-sale at fair value (amortized cost: $53,186 and $37,728 at June 30, 2003 and December 31, 2002, respectively)	53,334	37,926
Loans held for sale, at estimated fair value	11,588	17,800
Loans receivable, net of allowances for loan losses of $4,615 at June 30, 2003 and $4,657 at December 31, 2002	321,361	300,524
Accrued interest receivable	1,522	1,577
Office properties and equipment, net	18,922	18,108
Required investments in stock of Federal Home Loan Bank
and Federal Reserve Bank, at cost	2,929	2,874
Foreclosed assets, net	197	203
Bank owned life insurance	8,114	7,921
Goodwill	1,772	1,772
Other assets	3,034	2,498

Total assets	$474,301	464,365

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Non-interest-bearing	$68,744	57,343
Interest-bearing	346,585	350,409

Total deposits	415,329	407,752
Advances from Federal Home Loan Bank of Cincinnati	2,916	2,944
Accrued expenses and other liabilities	3,848	3,923

Total liabilities	422,093	414,619

Shareholders’ equity:
Preferred stock, no par value
Authorized- 250,000 shares; none issued or outstanding at
June 30, 2003 and December 31, 2002	-	-
Common stock, no par value
Authorized- 49,750,000 shares; issued and outstanding
6,820,179 and 6,830,679 at June 30, 2003
and December 31, 2002, respectively	9,526	9,138
Retained earnings	45,309	43,543
Unallocated ESOP Shares	(2,717)	(3,057)
Accumulated other comprehensive income, net of tax	90	122

Total shareholders’ equity	52,208	49,746

Total liabilities and shareholders’ equity	$474,301	464,365

Note: The balance sheet presented above at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Interest and dividend income:
Loans	$5,045	5,304	10,069	10,530
Investment securities	306	312	589	705
Other	101	269	227	569

Total interest and dividend income	5,452	5,885	10,885	11,804

Interest expense - deposits	1,399	1,770	2,918	3,694
Interest expense - borrowings	25	5	49	11

Total interest expense	1,424	1,775	2,967	3,705

Net interest income	4,028	4,110	7,918	8,099
Provision for loan losses	45	54	101	163

Net interest income after provision
for loan losses	3,983	4,056	7,817	7,936

Non-interest income:
Servicing income	60	55	131	124
Gain on sale of loans, net	1,702	581	3,024	1,150
Gain on sale of investment securities, net	-	-	11	-
Deposit servicing fees and charges	1,192	921	2,247	1,800
Trust service fees	248	296	494	552
Commissions and other non-banking fees	650	555	1,350	1,054
Other operating income	163	301	377	500

Total non-interest income	4,015	2,709	7,634	5,180

Non-interest expenses:
Salaries and employee benefits	3,877	3,018	7,536	5,810
Occupancy expense	344	302	659	572
Supplies, communications and other
office expenses	252	263	505	522
Federal insurance premiums	17	16	32	32
Advertising expense	122	176	223	263
Equipment and service bureau expense	736	707	1,431	1,331
Other operating expense	561	434	1,081	890

Total non-interest expenses	5,909	4,916	11,467	9,420

Income before income taxes	2,089	1,849	3,984	3,696
Income tax expense	811	676	1,538	1,454

Net income	$1,278	1,173	2,446	2,242

Basic earnings per share	$0.20	0.18	0.38	0.35

Diluted earnings per share	$0.19	0.17	0.37	0.34

Weighted average shares outstanding -Basic	6,392,100	6,436,781	6,379,006	6,465,859

Weighted average shares outstanding -Diluted	6,694,136	6,756,723	6,640,591	6,626,098

Dividends declared $0.05 per share payable July 11, 2003 for shareholders of record date June 30, 2003.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income	$1,278	1,173	2,446	2,242
Other comprehensive income, net of tax:
Unrealized losses on investment securities
available-for-sale	5	71	(25)	(71)

Reclassification adjustment for gains included in net income	-	-	(7)	-

Comprehensive income	$1,283	1,244	2,414	2,171

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	2003	2002

Operating activities:
Net cash provided by operating activities	$10,106	11,426

Investing activities:
Increase in loans receivable, net	(21,585)	(12,140)
Principal payments on investment securities	4,556	1,538
Purchase of investment securities
available-for-sale	(52,457)	(9,355)
Purchase of Federal Reserve Stock	-	(1,240)
Proceeds from maturities of investment securities	29,750	16,000
Proceeds from sales of investment securities
available-for-sale	2,511	-
Purchase of office properties and equipment	(1,669)	(2,819)
Proceeds from sale of foreclosed assets	378	81
Cash paid in acquisition of Miller & Loughry	-	(1,964)

Net cash used in investing activities	(38,516)	(9,899)

Financing activities:
Net increase (decrease) in deposits	7,577	(14,608)
Retirement of common stock	(137)	(1,546)
Dividends paid	(636)	(610)
Net decrease in borrowings	(28)	(27)

Net cash provided by (used in)
financing activities	6,776	(16,791)

Decrease in cash and cash equivalents	(21,634)	(15,264)
Cash and cash equivalents, beginning of period	73,162	69,281

Cash and cash equivalents, end of period	$51,528	54,017

Supplement Disclosures of Cash
Flow Information:
Payments during the period for:
Interest	$2,982	3,736

Income taxes	$1,750	1,350

Supplemental Disclosures of Noncash
Investing and Financing Activities :

Increase in deferred tax asset related
to unrealized loss on investments	$18	46

Net unrealized losses on investment
securities available for sale	$(50)	(117)

Dividends declared and payable	$341	349

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

The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002.

2.    Stock Options

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma earnings per share disclosure for stock option grants made in 1995 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. SFAS 148, "Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123," provides that an entity that has transitioned to the accounting treatment prescribed by SFAS 123 may use the intrinsic value method in lieu of the fair value based method for determining the fair value of stock options at the date of grant. SFAS 148 requires disclosure in addition to SFAS 123 if APB opinion No. 25 is currently being applied.

The Company applies Accounting Principles Board Opinion No.25 (APB), "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock option plan. No compensation cost has been recognized for the plan because the stock option price is equal to or greater than the fair value at the grant date. Following is a reconciliation of reported and pro forma net income and earnings per share had compensation cost for the plan been determined based on the fair value of SFAS 123, "Accounting for Stock-Based Compensation," as amended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income:
As reported	$1,278	1,173	2,446	2,242
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards granted, net of related tax effects	(32)	(33)	(63)	(66)

Pro forma net income	$1,246	1,140	2,383	2,176

Earnings per share:
Basic - as reported	$0.20	0.18	0.38	0.35

Basic – pro forma	$0.19	0.18	0.37	0.34

Diluted – as reported	$0.19	0.17	0.37	0.34

Diluted – pro forma	$0.19	0.17	0.36	0.33

3.    Acquisitions

On January 4, 2002, Cavalry Banking, a wholly owned subsidiary of Cavalry Bancorp, Inc., completed the acquisition of 100% of the capital stock issued and outstanding of Miller & Loughry Insurances and Services, Inc., for a cash purchase price of approximately $2.0 million.

4.    Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and six months ended June 30, 2003 and 2002. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Basic EPS:
Net income	$1,278,000	1,173,000	2,446,000	2,242,000
Average common shares outstanding	6,392,100	6,436,781	6,379,006	6,465,859

Earnings per share - basic	$0.20	0.18	0.38	0.35

Diluted EPS:
Net income	$1,278,000	1,173,000	2,446,000	2,242,000

Average common shares outstanding	6,392,100	6,436,781	6,379,006	6,465,859
Dilutive effect of stock options	302,036	319,942	261,585	160,239

Average dilutive shares outstanding	6,694,136	6,756,723	6,640,591	6,626,098

Earnings per share - diluted	$0.19	0.17	0.37	0.34

5.    Business Segments

The Company and its subsidiaries provide community oriented financial services to individuals and businesses primarily within Davidson, Rutherford and Bedford counties in Middle Tennessee.

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

For the three months ended	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
June 30, 2003:
Interest revenue	$5,452	-	-	-	-	5,452
Other income-external customers	1,483	60	248	522	-	2,313
Interest expense	1,424	-	-	-	-	1,424
Depreciation and amortization	313	91	17	15	-	436
Other significant items:
Provision for loan losses	45	-	-	-	-	45
Gain on sales of assets	-	1,702	-	-	-	1,702
Segment profit	1,771	360	40	15	(97)	2,089
Segment assets	461,580	11,809	351	2,842	(2,281)	474,301

For the three months ended	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
June 30, 2002:
Interest revenue	$5,885	-	-	-	-	5,885
Other income-external customers	1,384	55	296	368	-	2,103
Interest expense	1,775	-	-	-	-	1,775
Depreciation and amortization	269	47	1	9	-	326
Other significant items:
Provision for loan losses	54	-	-	-	-	54
Gain on sales of assets	25	581	-	-	-	606
Segment profit	1,897	-	43	9	(100)	1,849
Segment assets	413,837	4,832	379	2,629	(2,218)	419,459

For the six months ended	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
June 30, 2003:
Interest revenue	$10,885	-	-	-	-	10,885
Other income-external customers	2,861	131	494	1,113	-	4,599
Interest expense	2,967	-	-	-	-	2,967
Depreciation and amortization	614	181	33	30	-	858
Other significant items:
Provision for loan losses	101	-	-	-	-	101
Gain on sales of assets	11	3,024	-	-	-	3,035
Segment profit	3,470	449	65	115	(115)	3,984
Segment assets	461,580	11,809	351	2,842	(2,281)	474,301

For the six months ended	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
June 30, 2002:
Interest revenue	$11,804	-	-	-	-	11,804
Other income-external customers	2,507	124	552	822	-	4,005
Interest expense	3,705	-	-	-	-	3,705
Depreciation and amortization	515	91	12	18	-	636
Other significant items:
Provision for loan losses	163	-	-	-	-	163
Gain on sales of assets	25	1,150	-	-	-	1,175
Segment profit (loss)	3,619	(5)	116	85	(119)	3,696
Segment assets	413,837	4,832	379	2,629	(2,218)	419,459

6.    New Accounting Standards Pronouncements

Statement of Financial Accounting Standards No. 148.

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS 148"), amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of the Company’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Presently the Company does not intend to adopt the fair value method. For further information regarding the Company’s accounting for stock options, See Note 2 on page 6.

Statement of Financial Accounting Standards No. 149.

Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"). In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It is anticipated that the financial impact of SFAS 149 will not have a material effect on the Company.

Statement of Financial Accounting Standards No. 150.

Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is anticipated that the financial impact of SFAS 150 will not have a material effect on the Company.

Financial Accounting Standards Board Interpretation 46.

Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entities established. It is anticipated that the financial impact of FIN 46 will not have a material effect on the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "feels," "believes," "anticipates," "intends," and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company's actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; changes in market conditions in the Company’s principal market area; adverse changes in the financial condition of the loan loss reserves; competitive pressures on loan or deposit terms; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets were $474.3 million at June 30, 2003, compared to $464.4 million at December 31, 2002, an increase of $9.9 million or 2.13%. This increase was primarily a result of an increase in total deposits and shareholders’ equity. Cash and cash equivalents decreased from $73.2 million at December 31, 2002, to $51.5 million at June 30, 2003. Investment securities available-for-sale increased from $37.9 million at December 31, 2002, to $53.3 million at June 30, 2003. Loans receivable, net increased $20.9 million from $300.5 million at December 31, 2002, to $321.4 million at June 30, 2003 as a result of continued loan demand. Loans held-for-sale declined from $17.8 million at December 31, 2002 to $11.6 million at June 30, 2003. This decline was a result of faster funding by purchasers of these loans. Office properties and equipment increased from $18.1 million at December 31, 2002 to $18.9 million at June 30, 2003. This increase was primarily a result of construction of the branch office on Sam Ridley Parkway in Smyrna, Tennessee in Rutherford County. This location opened for business in June of 2003.

Deposit accounts increased $7.5 million from $407.8 million at December 31, 2002, to $415.3 million at June 30, 2003. Certificates of deposit decreased $3.6 million from $151.8 million at December 31, 2002 to $148.2 million at June 30, 2003. Savings deposits increased $4.2 million from $16.6 million at December 31, 2002 to $20.8 million at June 30, 2003. Interest-bearing demand deposits decreased $4.3 million from $181.9 million at December 31, 2002 to $177.6 million at June 30, 2003. Non-interest bearing accounts increased $11.4 million from $57.3 million at December 31, 2002 to $68.7 million at June 30, 2003

Shareholders’ equity increased by $2.5 million from $49.7 million at December 31, 2002, to $52.2 million at June 30, 2003. This increase was a result of net income of $2.4 million and the release of ESOP shares of $900,000. These increases were partially offset by common stock repurchases of $137,000 in Company common stock, a decrease in unrealized gains on available-for-sale securities of $32,000, net of taxes, and dividends of $600,000.

Non-performing assets were $733,000 at December 31, 2002 and $1.1 million at June 30, 2003. The allowance for loan losses was $4,615,000 at June 30, 2003, down slightly from $4,657,000 at December 31, 2002.

  Comparison of Operating Results for the Three Months Ended June 30, 2003 and June 30, 2002.

Net Income. Net income was $1.3 million for the three months ended June 30, 2003 compared to $1.2 million for the three months ended June 30, 2002. Return on average assets decreased from 1.14% for the three months ended June 30, 2002, to 1.12% for the same period in 2003. Return on average equity increased from 9.58% for the three months ended June 30, 2002, to 9.91% for the same period in 2003. Earnings per diluted share increased from $0.17 per diluted share for the three months ended June 30, 2002, to $0.19 per diluted share for the same period in 2003. This increase was primarily a result of higher non-interest income and a lower provision for loan losses. These increases were partially offset by higher non-interest expenses and a lower net interest income.

Net Interest Income. Net interest income decreased $100,000 from $4.1 million for the three months ended June 30, 2002, to $4.0 million for the same period in 2003. Interest rate spread decreased from 4.25% for the three months ended June 30, 2002, to 3.74% for the same period in 2003. Net interest margin decreased from 4.53% for the three months ended June 30, 2002, to 3.99% for the same period in 2003. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 113.79% for the three months ended June 30, 2002, to 118.00% for the same period in 2003.

Interest income decreased 6.78% to $5.5 million for the three months ended June 30, 2003, from $5.9 million for the same period in 2002 as a result of lower interest rates. Interest on loans decreased from $5.3 million for the three months ended June 30, 2002, to $5.0 million for the same period in 2003. Average loans outstanding increased from $289.7 million for the three months ended June 30, 2002, to $323.1 million for the same period in 2003. The average yield decreased from 7.34% for the three months ended June 30, 2002, to 6.26% for the same period in 2003. Income on all other investments consisting of mortgage backed securities, other investments, Federal Home Loan Bank and Federal Reserve Bank stock, bank deposits and federal funds decreased from $581,000 for the three months ended June 30, 2002, to $407,000 for the same period in 2003. Average investments increased from $74.3 million for the three months ended June 30, 2002, to $81.3 million for the same period in 2003. The average yield decreased from 3.13% for the three months ended June 30, 2002, to 2.01% for the same period in 2003.

Interest expense decreased from $1.8 million for the three months ended June 30, 2002, to $1.4 million for the same period in 2003 as a result of lower interest rates. Average interest-bearing deposits increased from $319.0 million for the three months ended June 30, 2002, to $339.8 million for the same period in 2003. The average cost of deposits decreased from 2.23% for the three months ended June 30, 2002, to 1.65% for the same period in 2003. Average borrowings increased from $976,000 at an average cost of 2.05% for the three months ended June 30, 2002 to $2.9 million at an average cost of 3.43% for the same period in 2003. The total cost of funds decreased from 2.23% for the three months ended June 30, 2002, to 1.67% for the same period in 2003. Average interest-bearing liabilities increased from $320.0 million for the three months ended June 30, 2002, to $342.7 million for the same period in 2003.

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

The provision for loan losses decreased from $54,000 for the three months ended June 30, 2002 to $45,000 for the same period in 2003. Management deemed the allowance for loan losses adequate at June 30, 2003.

Non-interest Income. Non-interest income increased from $2.7 million for the three months ended June 30, 2002, to $4.0 million for the same period in 2003. In the mortgage banking segment, net gain on sale of loans increased from $581,000 for the three months ended June 30, 2002, to $1.7 million for the same period in 2003. This increase in gains in 2003 was a result of increased volume. Loan servicing fees increased slightly from $55,000 for the three months ended June 30, 2002, to $60,000 for the same period in 2003. In the banking segment, deposit fees and other operating incomes increased from $921,000 for the three months ended June 30, 2002, to $1.2 million for the same period in 2003. This increase was a result of growth in the number of transaction accounts and increased charges. In the trust segment, trust fees decreased from $296,000 for the three months ended June 30, 2002, to $248,000 for the same period in 2003 as a result of declines in market values of trust assets under management. Commissions and other non-banking fees increased slightly from $555,000 for the three months ended June 30, 2002 to $650,000 for the same period in 2003.

The Company’s non interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non- interest income generally reflect the Company’s growth, while fees for origination of mortgage loans, trust fees and commissions and other non banking fees will often reflect stock and home mortgage market conditions and fluctuate more widely from period to period.

Non-interest Expense. Non-interest expense increased from $4.9 million for the three months ended June 30, 2002, to $5.9 million for the same period in 2003. Salaries and employee benefits increased from $3.0 million for the three months ended June 30, 2002 to $3.9 million for the same period in 2003 primarily as a result of increased staffing. Increased mortgage loan production and insurance sales resulted in increased commissions and related benefits. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $811,000 for the three months ended June 30, 2003, compared to $676,000 for the same period in 2002.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and June 30, 2002.

Net Income. Net income was $2.4 million for the six months ended June 30, 2003 compared to $2.2 million for the six months ended June 30, 2002. Return on average assets was 1.09% for both the six months ended June 30, 2002 and June 30, 2003. Return on average equity increased from 9.29% for the six months ended June 30, 2002, to 9.66% for the same period in 2003. Earnings per share increased from $0.34 per diluted share for the six months ended June 30, 2002, to $0.37 per diluted share for the same period in 2003. This increase was primarily a result of higher non-interest income and a lower provision for loan losses. These increases were partially offset by higher non-interest expenses and a lower net interest income.

Net Interest Income. Net interest income decreased $200,000 from $8.1 million for the six months ended June 30, 2002, to $7.9 million for the same period in 2003. Interest rate spread decreased from 4.08% for the six months ended June 30, 2002, to 3.73% for the same period in 2003. Net interest margin decreased from 4.44% for the six months ended June 30, 2002, to 3.99% for the same period in 2003. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 118.75% for the three months ended June 30, 2002, to 116.96% for the same period in 2003.

Interest income decreased 7.63% to $10.9 million for the six months ended June 30, 2003, from $11.8 million for the same period in 2002 as a result of lower interest rates. Interest on loans decreased from $10.5 million for the six months ended June 30, 2002, to $10.1 million for the same period in 2003. Average loans outstanding increased from $289.0 million for the six months ended June 30, 2002, to $319.0 million for the same period in 2003. The average yield decreased from 7.35% for the six months ended June 30, 2002, to 6.36% for the same period in 2003. Income on all other investments consisting of mortgage backed securities, other investments, Federal Home Loan Bank and Federal Reserve Bank stock, bank deposits and federal funds decreased from $1.3 million for the six months ended June 30, 2002, to $816,000 for the same period in 2003. Average investments increased from $78.5 million for the six months ended June 30, 2002, to $81.5 million for the same period in 2003. The average yield decreased from 3.27% for the six months ended June 30, 2002, to 2.00% for the same period in 2003.

Interest expense decreased from $3.7 million for the six months ended June 30, 2002, to $3.0 million for the same period in 2003. Average interest-bearing deposits increased from $308.5 million for the six months ended June 30, 2002, to $339.6 million for the same period in 2003. The average cost of deposits decreased from 2.41% for the six months ended June 30, 2002, to 1.73% for the same period in 2003. Average borrowings increased from $982,000 at an average cost of 2.26% for the six months ended June 30, 2002 to $2.9 million at an average cost of 3.37% for the same period in 2003. The total cost of funds decreased from 2.40% for the six months ended June 30, 2002, to 1.75% for the same period in 2003. Average interest-bearing liabilities increased from $309.5 million for the six months ended June 30, 2002, to $342.5 million for the same period in 2003.

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

The provision for loan losses decreased from $163,000 for the six months ended June 30, 2002 to $101,000 for the same period in 2003. Management deemed the allowance for loan losses adequate at June 30, 2003.

Non-interest Income. Non-interest income increased from $5.2 million for the six months ended June 30, 2002, to $7.6 million for the same period in 2003. In the mortgage banking segment, net gain on sale of loans increased from $1.2 million for the six months ended June 30, 2002, to $3.0 million for the same period in 2003. The higher gain in 2003 was a result of increased volume. Loan servicing fees increased slightly from $124,000 for the six months ended June 30, 2002, to $131,000 for the same period in 2003. In the banking segment, deposit fees and other operating incomes increased from $1.8 million for the six months ended June 30, 2002, to $2.2 million for the same period in 2003. This increase was a result of growth in the number of transaction accounts and increased charges. In the trust segment, trust fees decreased from $552,000 for the six months ended June 30, 2002, to $494,000 for the same period in 2003 as a result of declines in market values of trust assets under management. Commissions and other non-banking fees were $1.4 million for the six months ended June 30, 2003 compared to $1.1 million for the same period in 2002.

The Company’s non interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non- interest income generally reflect the Company’s growth, while fees for origination of mortgage loans, trust fees and commissions and other non banking fees will often reflect stock and home mortgage market conditions and fluctuate more widely from period to period.

Non-interest Expense. Non-interest expense increased from $9.4 million for the six months ended June 30, 2002, to $11.5 million for the same period in 2003. Salaries and employee benefits increased from $5.8 million for the six months ended June 30, 2002 to $7.5 million for the same period in 2003 primarily as a result of increased staffing. Increased mortgage loan production and insurance sales resulted in increased commissions and related benefits. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $1.5 million for the six months ended June 2002 and 2003.

Liquidity and Capital Resources

The Company’s primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2003, cash and cash equivalents totaled $51.5 million or 10.86% of total assets, and investment securities available–for–sale totaled $53.3 million. At June 30, 2003, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $10.0 million.

As of June 30, 2003, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. At June 30, 2003, under the regulations of the Federal Reserve Board, the Bank’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 9.39%, 12.69% and 13.94%, respectively, compared to requirements of 3.0%, 4.0% and 8.0%, respectively. At June 30, 2003, under the regulations of the Federal Reserve Board, the Company’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 11.04%, 15.13%, and 16.38%, respectively.

At June 30, 2003, the Bank had loan commitments of approximately $47.5 million. In addition, at June 30, 2003, the unused portion of lines of credit extended by the Bank was approximately $6.5 million for consumer loans and $23.7 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2003, the Bank had $6.5 million of letters of credit outstanding. The adoption of the requirements of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, did not have a material impact on the consolidated financial statements as of or for the three and six months ended June 30, 2003.

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

The following table presents the Company's repricing gap at June 30, 2003. The table indicates that at June 30, 2003 the Company was asset sensitive up to one year and had a positive cumulative GAP for all time periods. This would indicate an increase in earnings in a rising rate environment.

	Within Six Months	Six Months to One Year	After One to Three Years	After Three to Five Years	Over Ten Years	Total

	(in thousands)
Interest-earning assets:
Loans receivable, net	$117,842	44,740	53,746	93,557	23,064	332,949
FHLB & FRB stock	2,929	-	-	-	-	2,929
Investment securities available-for-sale	32,193	11,142	4,823	5,090	86	53,334
Interest-bearing deposits with other
financial institutions	24,683	-	-	-	-	24,683

Total rate sensitive assets	$177,647	55,882	58,569	98,647	23,150	413,895

Interest-bearing liabilities:
Deposits:
Savings deposits	$2,077	2,077	8,308	8,308	-	20,770
Demand deposits	112,430	7,245	28,981	28,982	-	177,638
Certificates of deposit	55,047	41,510	32,757	18,841	22	148,177
Borrowings	27	27	1,109	1,109	644	2,916

Total rate sensitive liabilities	$169,581	50,859	71,155	57,240	666	349,501

Excess (deficiency) of interest sensitive
assets over interest sensitive liabilities	$8,066	5,023	(12,586)	41,407	22,484	64,394
Cumulative excess (deficiency) of
interest sensitive assets	$8,066	13,089	503	41,910	64,394	64,394
Cumulative ratio of interest-earning assets
to interest-bearing liabilities	104.76%	105.94%	100.17%	112.01%	118.42%	118.42%
Interest sensitivity gap to total rate sensitive assets	1.95%	1.21%	(3.04)%	10.00%	5.43%	15.56%
Ratio of interest-earning assets to
interest -bearing liabilities	104.76%	109.88%	82.31%	172.34%	3,475.98%	118.42%
Ratio of cumulative gap to total rate sensitive assets	1.95%	3.16%	0.12%	10.13%	15.56%	15.56%

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a- 15(b) of the Securities Exchange Act of 1934(the "Exchange Act"), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a- 15(e) and 15 d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On April 24, 2003 at the annual meeting of shareholders of Cavalry Bancorp, Inc. the following Directors were elected for three-year terms:

Name	For	Withhold
Ronald F. Knight	5,589,866	9,720
Tim J. Durham	5,554,556	45,030

       There were no abstentions or broker non-votes.

       The term of the following directors continued after the meeting:

       Terry G. Haynes
       William H. Huddleston, IV
       Gary Brown
       Ed C. Loughry, Jr.
       William Kent Coleman
       James C. Cope

Item 5. Other Information

None

Item 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Exhibits

31.1    CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2    CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    CEO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002
32.2    CFO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002

(b) Reports on Form 8-K

The Company furnished a report on Form 8-K under Item 9 dated April 25, 2003, reporting the announcement of the Company’s earnings for the first quarter of 2003.

The Company filed a report on Form 8-K under Item 5 dated April 30, 2003 announcing the re-election of directors Tim J. Durham and Ronald F. Knight, each for three-year terms, at the Annual Stockholder’s Meeting held on April 24, 2003.

Not withstanding the foregoing, information furnished under Items 9 and 12 of our current Reports on Form 8-K, including the related Exhibits, shall not be deemed to be filed for the purpose of Section 18 of the Securities Exchange Act of 1934.

A signed original of this written statement required by Section 906 has been provided to Cavalry Bancorp, Inc. and will be retained by Cavalry Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALRY BANCORP, INC.

Date: August 8, 2003	by

Ed C. Loughry, Jr.
Chairman of the Board and Chief Executive Officer

Date: August 8, 2003	by

Hillard C. Gardner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

