Form 10-Q/A
period 2003-06-30
CAVALRY BANCORP INC
filed 2003-08-12
CIK 1049535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.  20549

FORM 10-Q/A
(AMENDMENT NO. 1)

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2003 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from___________ to ___________

Commission File Number: 0-23605

CAVALRY BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1721072

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

114 West College Street, Murfreesboro, Tennessee	37130

(Address of Principal Executive Offices)	(Zip Code)

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

Common Stock Issued and Outstanding: 6,820,179 shares as of August 12, 2003.

Explanatory Note

This Amendment No. 1 to Form 10-Q for the quarterly period ending June 30, 2003 is being filed to include the CEO and CFO certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1 and 31.2) and the CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, of the Sarbanes-Oxley Act of 2002 (Exhibits 32.1 and 32.2) which were inadvertently filed as correspondence with the original filing of the Form 10-Q on August 8, 2003 and are therefore not viewable by the public.

This Form 10-Q/A is being filed solely to correct the filing error and allow public viewing of the CEO and CFO certifications.