Form 10-Q
period 2003-09-30
CAVALRY BANCORP INC
filed 2003-11-07
CIK 1049535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One )

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2003 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from___________ to ___________

Commission File Number: 0-23605

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1721072

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

114 West College Street, Murfreesboro, Tennessee	37130

(Address of Principal Executive Offices)	(Zip Code)

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

Common Stock Issued and Outstanding: 6,820,179 shares as of November 7, 2003.

CAVALRY BANCORP, INC.

Table of Contents

Part I	Financial Information	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2003 (unaudited)
	and December 31, 2002	1

	Consolidated Statements of Income (unaudited) for the Three Months and Nine Months
	Ended September 30, 2003 and 2002	2

	Consolidated Statements of Comprehensive Income (unaudited) for the
	Three and Nine Months Ended September 30, 2003 and 2002	3

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months
	Ended September 30, 2003 and 2002	4

	Notes to Consolidated Financial Statements (unaudited)	5-8

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8-11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11-12

Item 4.	Controls and Procedures	12

Part II	Other Information	13

Item 6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	13

Signatures		14

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

CAVALRY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)

	September 30,	December 31,
Assets	2003	2002

	(Unaudited)
Cash	$19,714	21,200
Interest-bearing deposits with other financial institutions	20,935	51,962

Cash and cash equivalents	40,649	73,162
Investment securities available-for-sale at fair value (amortized cost: $61,698 and $37,728 at September 30, 2003 and December 31, 2002, respectively)	61,893	37,926
Loans held for sale, at estimated fair value	5,502	17,800
Loans receivable, net of allowances for loan losses of $4,570 at September 30, 2003 and $4,657 at December 31, 2002	331,200	300,524
Accrued interest receivable	1,525	1,577
Office properties and equipment, net	18,763	18,108
Required investments in stock of Federal Home Loan Bank
and Federal Reserve Bank, at cost	2,968	2,874
Foreclosed assets, net	98	203
Bank owned life insurance	8,211	7,921
Goodwill	1,772	1,772
Other assets	3,122	2,498

Total assets	$475,703	464,365

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Non-interest-bearing	$64,402	57,343
Interest-bearing	349,711	350,409

Total deposits	414,113	407,752
Advances from Federal Home Loan Bank of Cincinnati	2,903	2,944
Accrued expenses and other liabilities	5,103	3,923

Total liabilities	422,119	414,619

Shareholders’ equity:
Preferred stock, no par value
Authorized- 250,000 shares; none issued or outstanding at
September 30, 2003 and December 31, 2002	-	-
Common stock, no par value
Authorized- 49,750,000 shares; issued and outstanding
6,820,179 and 6,830,679 at September 30, 2003
and December 31, 2002, respectively	9,850	9,138
Retained earnings	46,161	43,543
Unallocated ESOP Shares	(2,547)	(3,057)
Accumulated other comprehensive income, net of tax	120	122

Total shareholders’ equity	53,584	49,746

Total liabilities and shareholders’ equity	$475,703	464,365

Note: The balance sheet presented above at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Interest and dividend income:
Loans	$5,055	5,224	15,124	15,754
Investment securities	307	340	896	1,286
Other	82	174	309	503

Total interest and dividend income	5,444	5,738	16,329	17,543

Interest expense – deposits	1,303	1,777	4,221	5,473
Interest expense – borrowings	25	12	74	23

Total interest expense	1,328	1,789	4,295	5,496

Net interest income	4,116	3,949	12,034	12,047
Provision for loan losses	-	115	101	278

Net interest income after provision
for loan losses	4,116	3,834	11,933	11,769

Non-interest income:
Servicing income	45	65	176	190
Gain on sale of loans, net	1,687	974	4,711	2,124
Gain on sale of investment securities, net	-	-	11	-
Deposit servicing fees and charges	1,208	971	3,455	2,772
Trust service fees	246	280	740	832
Commissions and other non-banking fees	676	602	1,995	1,694
Other operating income	196	239	579	700

Total non-interest income	4,058	3,131	11,667	8,312

Non-interest expenses:
Salaries and employee benefits	3,962	3,186	11,498	8,995
Occupancy expense	346	333	979	906
Supplies, communications and other
office expenses	286	322	791	844
Federal insurance premiums	15	15	47	48
Advertising expense	107	101	330	364
Equipment and service bureau expense	780	650	2,211	1,980
Other operating expense	563	585	1,645	1,475

Total non-interest expenses	6,059	5,192	17,501	14,612

Income before income taxes	2,115	1,773	6,099	5,469
Income tax expense	835	713	2,373	2,167

Net income	$1,280	1,060	3,726	3,302

Basic earnings per share	$0.20	0.17	0.58	0.51

Diluted earnings per share	$0.19	0.16	0.56	0.50

Weighted average shares outstanding -Basic	6,418,261	6,396,215	6,392,235	6,442,389

Weighted average shares outstanding -Diluted	6,713,772	6,568,172	6,666,276	6,604,630

Dividends declared $0.06 per share payable October 10, 2003 for shareholders of record date September 30, 2003.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income	$1,280	1,060	3,726	3,302
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities
available-for-sale	30	34	5	(37)
Reclassification adjustment for gains included in net income	-	-	(7)	-

Comprehensive income	$1,310	1,094	3,724	3,265

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	2003	2002

Operating activities:
Net cash provided by operating activities	$19,658	10,864

Investing activities:
Increase in loans receivable, net	(31,849)	(19,043)
Principal payments on investment securities	5,572	3,042
Purchase of investment securities
available-for-sale	(76,080)	(40,889)
Purchase of Federal Reserve Stock	-	(1,240)
Proceeds from maturities of investment securities	43,789	34,510
Proceeds from sales of investment securities
Available-for-sale	2,500	-
Purchase of office properties and equipment	(1,984)	(3,535)
Proceeds from sale of foreclosed assets	743	340
Cash paid in acquisition of Miller & Loughry	-	(1,944)

Net cash used in investing activities	(57,309)	(28,759)

Financing activities:
Net increase (decrease) in deposits	6,361	(1,051)
Retirement of common stock	(137)	(2,423)
Proceeds from the exercise of stock options	-	12
Dividends paid	(1,045)	(913)
Net increase (decrease) in borrowings	(41)	1,959

Net cash provided by (used in)
financing activities	5,138	(2,416)

Decrease in cash and cash equivalents	(32,513)	(20,311)
Cash and cash equivalents, beginning of period	73,162	69,281

Cash and cash equivalents, end of period	$40,649	48,970

Supplement Disclosures of Cash
Flow Information:
Payments during the period for:
Interest	$4,365	5,498

Income taxes	$2,700	2,200

Supplemental Disclosures of Noncash
Investing and Financing Activities :

Increase in deferred tax asset related
to unrealized loss on investments	$1	24

Net unrealized losses on investment
securities available for sale	$(3)	(61)

Dividends declared and payable	$409	317

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

The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002.

2.             Stock Options

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma earnings per share disclosure for stock option grants made in 1995 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. SFAS 148, "Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123," provides that an entity that has transitioned to the accounting treatment prescribed by SFAS 123 may use the intrinsic value method in lieu of the fair value based method for determining the fair value of stock options at the date of grant. SFAS 148 requires disclosure in addition to SFAS 123 if APB opinion No. 25 is currently being applied.

The Company applies APB 25 and related interpretations in accounting for the stock option plan. No compensation cost has been recognized for the plan because the stock option price is equal to or greater than the fair value at the grant date. Following is a reconciliation of reported and pro forma net income and earnings per share had compensation cost for the plan been determined based on the fair value of SFAS 123, as amended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income:
As reported	$1,280	1,060	3,726	3,302
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards granted, net of related tax effects	(32)	(33)	(95)	(99)

Pro forma net income	$1,248	1,027	3,631	3,203

Earnings per share:
Basic - as reported	$0.20	0.17	0.58	0.51

Basic – pro forma	$0.19	0.16	0.57	0.50

Diluted – as reported	$0.19	0.16	0.56	0.50

Diluted – pro forma	$0.19	0.16	0.54	0.49

3.             Acquisitions

On January 4, 2002, Cavalry Banking, a wholly owned subsidiary of Cavalry Bancorp, Inc., completed the acquisition of 100% of the capital stock issued and outstanding of Miller & Loughry Insurances and Services, Inc., for a cash purchase price of approximately $2.0 million.

4.             Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and nine months ended September 30, 2003 and 2002. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Basic EPS:
Net income	$1,280,000	1,060,000	3,726,000	3,302,000
Average common shares outstanding	6,418,261	6,396,215	6,392,235	6,442,389

Earnings per share - basic	$0.20	0.17	0.58	0.51

Diluted EPS:
Net income	$1,280,000	1,060,000	3,726,000	3,302,000

Average common shares outstanding	6,418,261	6,396,215	6,392,235	6,442,389
Dilutive effect of stock options	295,511	171,957	274,041	162,241

Average dilutive shares outstanding	6,713,772	6,568,172	6,666,276	6,604,630

Earnings per share - diluted	$0.19	0.16	0.56	0.50

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

For the three months ended	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
September 30, 2003:
Interest revenue	$5,444	-	-	-	-	5,444
Other income-external customers	1,539	45	246	541	-	2,371
Interest expense	1,328	-	-	-	-	1,328
Depreciation and amortization	329	92	16	15	-	452
Other significant items:
Provision for loan losses	-	-	-	-	-	-
Gain on sales of assets	-	1,687	-	-	-	1,687
Segment profit	1,836	264	37	75	(97)	2,115
Segment assets	469,050	5,733	335	2,855	(2,270)	475,703

For the three months ended	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
September 30, 2002:
Interest revenue	$5,738	-	-	-	-	5,738
Other income-external customers	1,295	65	280	530	(37)	2,133
Interest expense	1,789	-	-	-	-	1,789
Depreciation and amortization	330	52	29	16	-	427
Other significant items:
Provision for loan losses	115	-	-	-	-	115
Gain on sales of assets	24	974	-	-	-	998
Segment profit	1,740	-	52	83	(102)	1,773
Segment assets	427,664	8,408	395	2,454	(2,265)	436,656

For the nine months ended	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
September 30, 2003:
Interest revenue	$16,329	-	-	-	-	16,329
Other income-external customers	4,360	176	740	1,669	-	6,945
Interest expense	4,295	-	-	-	-	4,295
Depreciation and amortization	942	274	50	45	-	1,311
Other significant items:
Provision for loan losses	101	-	-	-	-	101
Gain on sales of assets	11	4,711	-	-	-	4,722
Segment profit	5,380	713	102	191	(287)	6,099
Segment assets	469,050	5,733	335	2,855	(2,270)	475,703

For the nine months ended	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
September 30, 2002:
Interest revenue	$17,543	-	-	-	-	17,543
Other income-external customers	3,802	190	832	1,352	(37)	6,139
Interest expense	5,496	-	-	-	-	5,496
Depreciation and amortization	845	143	41	34	-	1,063
Other significant items:
Provision for loan losses	278	-	-	-	-	278
Gain on sales of assets	49	2,124	-	-	-	2,173
Segment profit (loss)	5,359	(5)	168	168	(221)	5,469
Segment assets	427,664	8,408	395	2,454	(2,265)	436,656

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets were $475.7 million at September 30, 2003, compared to $464.4 million at December 31, 2002, an increase of $11.3 million or 2.43%. This increase was primarily funded by net income and an increase in total deposits. Cash and cash equivalents decreased from $73.2 million at December 31, 2002, to $40.6 million at September 30, 2003. Investment securities available-for-sale increased from $37.9 million at December 31, 2002, to $61.9 million at September 30, 2003. Loans receivable, net increased $30.7 million from $300.5 million at December 31, 2002, to $331.2 million at September 30, 2003 as a result of continued overall loan demand. Loans held-for-sale declined from $17.8 million at December 31, 2002 to $5.5 million at September 30, 2003. This decline was a result of slowing mortgage activity. Office properties and equipment increased from $18.1 million at December 31, 2002 to $18.8 million at September 30, 2003. This increase was primarily a result of construction of the branch office on Sam Ridley Parkway in Smyrna, Tennessee in Rutherford County. This location opened for business in June of 2003.

Deposit accounts increased $6.3 million from $407.8 million at December 31, 2002, to $414.1 million at September 30, 2003. Certificates of deposit decreased $800,000 from $151.8 million at December 31, 2002 to $151.0 million at September 30, 2003. Savings deposits increased $5.0 million from $16.6 million at December 31, 2002 to $21.6 million at September 30, 2003. Interest-bearing demand deposits decreased $4.7 million from $181.9 million at December 31, 2002 to $177.2 million at September 30, 2003. Non-interest bearing deposit accounts increased $7.1 million from $57.3 million at December 31, 2002 to $64.4 million at September 30, 2003.

Shareholders’ equity increased by $3.9 million from $49.7 million at December 31, 2002, to $53.6 million at September 30, 2003. This increase was a result of net income of $3.7 million and the release of ESOP shares of $1.4 million. These increases were partially offset by common stock repurchases of $137,000 in Company common stock, a decrease in unrealized gains on available-for-sale securities of $2,000, net of taxes, and dividends of $1.1 million.

Non-performing assets were $733,000 at December 31, 2002 and $873,000 million at September 30, 2003. The allowance for loan losses was $4.6 million at September 30, 2003, down slightly from $4.7 million at December 31, 2002.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and September 30, 2002.

Net Income. Net income was $1.3 million for the three months ended September 30, 2003 compared to $1.1 million for the three months ended September 30, 2002. Return on average assets increased from 0.99% for the three months ended September 30, 2002, to 1.07% for the same period in 2003. Return on average equity increased from 8.46% for the three months ended September 30, 2002, to 9.60% for the same period in 2003. Earnings per diluted share increased from $0.16 per diluted share for the three months ended September 30, 2002, to $0.19 per diluted share for the same period in 2003. This increase was primarily a result of increased net interest income, higher non-interest income and a lower provision for loan losses. These increases were partially offset by higher non-interest expenses.

Net Interest Income. Net interest income increased $200,000 from $3.9 million for the three months ended September 30, 2002, to $4.1 million for the same period in 2003. Interest rate spread decreased from 3.88% for the three months ended September 30, 2002, to 3.65% for the same period in 2003. Net interest margin decreased from 4.17% for the three months ended September 30, 2002, to 3.88% for the same period in 2003. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 115.22% for the three months ended September 30, 2002, to 118.57% for the same period in 2003.

Interest income decreased 5.26% to $5.4 million for the three months ended September 30, 2003, from $5.7 million for the same period in 2002 as a result of lower interest rates. Interest on loans decreased from $5.2 million for the three months ended September 30, 2002, to $5.1 million for the same period in 2003. Average loans outstanding increased from $296.5 million for the three months ended September 30, 2002, to $332.8 million for the same period in 2003. The average yield decreased from 6.99% for the three months ended September 30, 2002, to 6.03% for the same period in 2003. Income on all other investments consisting of mortgage backed securities, other investments, Federal Home Loan Bank and Federal Reserve Bank stock, bank deposits and federal funds decreased from $514,000 for the three months ended September 30, 2002, to $389,000 for the same period in 2003. Average investments increased from $79.1 million for the three months ended September 30, 2002, to $87.9 million for the same period in 2003. The average yield decreased from 2.58% for the three months ended September 30, 2002, to 1.76% for the same period in 2003. Average interest earning assets increased from $375.6 million for the three months ended September 30, 2002 to $420.7 million for the same period in 2003. Yield on total interest earning assets decreased from 6.06% for the three months ended September 30, 2002 to 5.13% for the same period in 2003.

Interest expense decreased from $1.8 million for the three months ended September 30, 2002, to $1.3 million for the same period in 2003 as a result of lower interest rates. Average interest-bearing deposits increased from $324.4 million for the three months ended September 30, 2002, to $351.9 million for the same period in 2003. The average cost of deposits decreased from 2.17% for the three months ended September 30, 2002, to 1.47% for the same period in 2003. Average borrowings increased from $1.6 million at an average cost of 2.91% for the three months ended September 30, 2002 to $2.9 million at an average cost of 3.41% for the same period in 2003. The total cost of funds decreased from 2.18% for the three months ended September 30, 2002, to 1.48% for the same period in 2003. Average interest-bearing liabilities increased from $326.0 million for the three months ended September 30, 2002, to $354.8 million for the same period in 2003.

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

The provision for loan losses decreased from $115,000 for the three months ended September 30, 2002 to no provision for the same period in 2003. Management deemed the allowance for loan losses adequate at September 30, 2003.

Non-interest Income. Non-interest income increased from $3.1 million for the three months ended September 30, 2002, to $4.1 million for the same period in 2003. In the mortgage banking segment, net gain on sale of loans increased from $974,000 for the three months ended September 30, 2002, to $1.7 million for the same period in 2003. This increase in gains in 2003 was a result of increased volume. Loan servicing fees decreased from $65,000 for the three months ended September 30, 2002, to $45,000 for the same period in 2003. In the banking segment, deposit fees and other operating incomes increased from $1.2 million for the three months ended September 30, 2002, to $1.4 million for the same period in 2003. This increase was a result of growth in the number of transaction accounts and increased charges. In the trust segment, trust fees decreased from $280,000 for the three months ended September 30, 2002, to $246,000 for the same period in 2003 as a result of declines in market values of trust assets under management. Commissions and other non-banking fees increased from $602,000 for the three months ended September 30, 2002 to $676,000 for the same period in 2003.

The Company’s non-interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non- interest income generally reflect the Company’s growth, while fees for origination of mortgage loans, trust fees and commissions and other non banking fees will often reflect stock and home mortgage market conditions and fluctuate more widely from period to period.

Non-interest Expense. Non-interest expense increased from $5.2 million for the three months ended September 30, 2002, to $6.1 million for the same period in 2003. Salaries and employee benefits increased from $3.2 million for the three months ended September 30, 2002 to $4.0 million for the same period in 2003 primarily as a result of increased staffing. Increased mortgage loan production and insurance sales resulted in increased commissions and related benefits. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $835,000 for the three months ended September 30, 2003, compared to $713,000 for the same period in 2002.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and September 30, 2002.

Net Income. Net income was $3.7 million for the nine months ended September 30, 2003 compared to $3.3 million for the nine months ended September 30, 2002. Return on average assets increased from 1.06% for the nine months ended September 30, 2002 to 1.10% for the same period in 2003. Return on average equity increased from 9.01% for the nine months ended September 30, 2002, to 9.76% for the same period in 2003. Earnings per share increased from $0.50 per diluted share for the nine months ended September 30, 2002, to $0.56 per diluted share for the same period in 2003. This increase was primarily a result of higher non-interest income and a lower provision for loan losses. These increases were partially offset by higher non-interest expenses and a lower net interest income.

Net Interest Income. Net interest income was $12.0 million for the nine months ended September 30, 2002 and 2003. Interest rate spread decreased from 4.07% for the nine months ended September 30, 2002, to 3.83% for the same period in 2003. Net interest margin decreased from 4.35% for the nine months ended September 30, 2002, to 4.05% for the same period in 2003. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 114.25% for the nine months ended September 30, 2002, to 114.70% for the same period in 2003.

Interest income decreased 6.86% to $16.3 million for the nine months ended September 30, 2003, from $17.5 million for the same period in 2002 as a result of lower interest rates. Interest on loans decreased from $15.8 million for the nine months ended September 30, 2002, to $15.1 million for the same period in 2003. Average loans outstanding increased from $291.5 million for the nine months ended September 30, 2002, to $319.0 million for the same period in 2003. The average yield decreased from 7.22% for the nine months ended September 30, 2002, to 6.34% for the same period in 2003. Income on all other investments consisting of mortgage backed securities, other investments, Federal Home Loan Bank and Federal Reserve Bank stock, bank deposits and federal funds decreased from $1.8 million for the nine months ended September 30, 2002, to $1.2 million for the same period in 2003. Average investments decreased from $78.7 million for the nine months ended September 30, 2002, to $78.6 million for the same period in 2003. The average yield decreased from 2.94% for the nine months ended September 30, 2002, to 2.05% for the same period in 2003. Average interest earning assets increased from $370.3 million for the nine months ended September 30, 2002 to $397.6 million for the same period in 2003. This increase was offset by a decline in yields on earning assets from 6.33% for the nine months ended September 30, 2002 to 5.49% for the same period in 2003.

Interest expense decreased from $5.5 million for the nine months ended September 30, 2002, to $4.3 million for the same period in 2003. Average interest-bearing deposits increased from $322.9 million for the nine months ended September 30, 2002, to $343.7 million for the same period in 2003. The average cost of deposits decreased from 2.27% for the nine months ended September 30, 2002, to 1.64% for the same period in 2003. Average borrowings increased from $1.2 million at an average cost of 2.56% for the nine months ended September 30, 2002 to $2.9 million at an average cost of 3.39% for the same period in 2003. The total cost of funds decreased from 2.27% for the nine months ended September 30, 2002, to 1.66% for the same period in 2003. Average interest-bearing liabilities increased from $324.1 million for the nine months ended September 30, 2002, to $346.7 million for the same period in 2003.

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

The provision for loan losses decreased from $278,000 for the nine months ended September 30, 2002 to $101,000 for the same period in 2003. Management deemed the allowance for loan losses adequate at September 30, 2003.

Non-interest Income. Non-interest income increased from $8.3 million for the nine months ended September 30, 2002, to $11.7 million for the same period in 2003. In the mortgage banking segment, net gain on sale of loans increased from $2.1 million for the nine months ended September 30, 2002, to $4.7 million for the same period in 2003. The higher gain in 2003 was a result of increased volume. Loan servicing fees decreased from $190,000 for the nine months ended September 30, 2002, to $176,000 for the same period in 2003. In the banking segment, deposit fees and other operating incomes increased from $3.5 million for the nine months ended September 30, 2002, to $4.0 million for the same period in 2003. This increase was a result of growth in the number of transaction accounts and increased charges. In the trust segment, trust fees decreased from $832,000 for the nine months ended September 30, 2002, to $740,000 for the same period in 2003 as a result of declines in market values of trust assets under management. Commissions and other non-banking fees were $2.0 million for the nine months ended September 30, 2003 compared to $1.7 million for the same period in 2002

The Company’s non-interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non- interest income generally reflect the Company’s growth, while fees for origination of mortgage loans, trust fees and commissions and other non banking fees will often reflect stock and home mortgage market conditions and fluctuate more widely from period to period.

Non-interest Expense. Non-interest expense increased from $14.6 million for the nine months ended September 30, 2002, to $17.5 million for the same period in 2003. Salaries and employee benefits increased from $9.0 million for the nine months ended September 30, 2002 to $11.5 million for the same period in 2003 primarily as a result of increased staffing. Increased mortgage loan production and insurance sales resulted in increased commissions and related benefits. The increases in other expenses were primarily due to increased loan and deposit activity.

Income taxes. The provision for income taxes was $2.4 million for the nine months ended September 30, 2003 compared to $2.2 million for the same period in 2002.

Liquidity and Capital Resources

The Company’s primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2003, cash and cash equivalents totaled $40.6 million or 8.53% of total assets, and investment securities available–for–sale totaled $61.9 million. At September 30, 2003, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $10.0 million.

As of September 30, 2003, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. At September 30, 2003, under the regulations of the Federal Reserve Board, the Bank’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 9.34%, 12.92% and 14.17%, respectively, compared to requirements of 3.0%, 4.0% and 8.0%, respectively. At September 30, 2003, under the regulations of the Federal Reserve Board, the Company’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 10.88%, 15.24%, and 16.50%, respectively.

At September 30, 2003, the Bank had loan commitments of approximately $51.8 million. In addition, at September 30, 2003, the unused portion of lines of credit extended by the Bank was approximately $7.3 million for consumer loans and $24.9 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2003, the Bank had $7.2 million of letters of credit outstanding. The adoption of the requirements of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, did not have a material impact on the consolidated financial statements as of or for the three and nine months ended September 30, 2003.

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

The following table presents the Company's repricing gap at September 30, 2003. The table indicates that at September 30, 2003 the Company was asset sensitive up to one year and had a positive cumulative GAP for all time periods. This would indicate an increase in earnings in a rising rate environment.

	Within Six Months	Six Months to One Year	After One to Three Years	After Three to Five Years	Over Ten Years	Total

	(in thousands)
Interest-earning assets:
Loans receivable, net	$113,210	45,462	52,875	108,620	16,535	336,702
FHLB & FRB stock	2,968	-	-	-	-	2,968
Investment securities available-for-sale	41,825	11,144	4,511	4,386	27	61,893
Interest-bearing deposits with other
financial institutions	20,935	-	-	-	-	20,935

Total rate sensitive assets	$178,938	56,606	57,386	113,006	16,562	422,498

Interest-bearing liabilities:
Deposits:
Savings deposits	$2,157	2,157	8,628	8,634	-	21,576
Demand deposits	112,286	7,210	28,841	28,841	-	177,178
Certificates of deposit	52,856	46,992	31,499	19,600	10	150,957
Borrowings	27	27	1,109	1,109	631	2,903

Total rate sensitive liabilities	$167,326	56,386	70,077	58,184	641	352,614

Excess (deficiency) of interest sensitive assets over interest sensitive liabilities	$11,612	220	(12,691)	54,822	15,921	69,884
Cumulative excess (deficiency) of
interest sensitive assets	$11,612	11,832	(859)	53,963	69,884	69,884
Cumulative ratio of interest-earning assets
to interest-bearing liabilities	106.94%	105.29%	99.71%	115.33%	119.82%	119.82%
Interest sensitivity gap to total rate sensitive assets	2.75%	0.05%	(3.00)%	12.98%	3.77%	16.54%
Ratio of interest-earning assets to
interest -bearing liabilities	106.94%	100.39%	81.89%	194.22%	2,583.78%	119.82%
Ratio of cumulative gap to total rate sensitive assets	2.75%	2.80%	(0.20)%	12.77%	16.54%	16.54%

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

Rate Shock is a method for stress testing the Net Interest Margin (NIM) over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down, as applicable, from the current interest rates. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. NIM is then calculated and a margin risk profile is developed. This simulation reveals that the Bank will experience a loss in Net Interest Income if rates decline in the next year. The magnitude and severity of potential loss for a 100 basis point decline in rates under projected growth conditions would be a decline of 13 basis points.

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

31.1    CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2    CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    CEO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002
32.2    CFO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002

(b) Reports on Form 8-K

The Company furnished a report on Form 8-K under Item 9 and Item 12 dated July 25, 2003, reporting the announcement of the Company’s earnings for the second quarter of 2003.

Notwithstanding the foregoing, information furnished under Items 9 and 12 of our current Reports on Form 8-K, including the related Exhibits, shall not be deemed to be filed for the purpose of Section 18 of the Securities Exchange Act of 1934.

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALRY BANCORP, INC.

Date: November 7, 2003	by

Ed C. Loughry, Jr.
Chairman of the Board and Chief Executive Officer

Date: November 7, 2003	by

Hillard C. Gardner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

