Form 10-K
period 2003-12-31
CAVALRY BANCORP INC
filed 2004-03-12
CIK 1049535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One )
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2003 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from___________ to ___________

Commission File Number: 0-23605

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1721072

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

114 West College Street, Murfreesboro, Tennessee	37130

(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the NASDAQ National Market System under the symbol "CAVB" on June 30, 2003, was $104,048,210 (6,127,692 shares at $16.98 per share). It is assumed for purposes of this calculation that the Registrant's directors are its affiliates.

The number of shares outstanding of Registrant's common stock as of March 12, 2004 was 6,834,873.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2003 ("Annual Report") (Parts I and II).
2. Portions of Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III).

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

General
Cavalry Bancorp, Inc. ("Company"), a Tennessee corporation, was organized on November 5, 1997 for the purpose of becoming the holding company for Cavalry Banking ("Bank") upon the Bank's conversion from a federally chartered mutual to a federally chartered stock savings bank ("Conversion"). The Conversion was completed on March 16, 1998. In January 2002, the Bank converted to a state chartered commercial bank and became a member of the Federal Reserve System. As of that date, the Company became a bank holding company registered with the Board of Governors of the Federal Reserve System ("FRB"). At December 31, 2003, the Company had total assets of $515.2 million, total deposits of $454.3 million and shareholders' equity of $54.4 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

Prior to its conversion to a state bank, the Bank’s primary federal regulator was the Office of Thrift Supervision ("OTS"). The Bank's deposits have been federally insured since 1936 and are currently insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") system since 1936. As result of its conversion to a state chartered bank effective January 2002, the Bank’s primary regulators are the Tennessee Department of Financial Institutions ("TDFI") and FRB.

The Bank is a community-oriented financial institution whose primary business is attracting deposits from the general public and using those funds to originate a variety of loans to individuals residing within its primary market area, and to businesses owned and operated by such individuals. The Bank originates both adjustable-rate mortgage ("ARM") loans and fixed-rate mortgage loans. Generally, ARM loans are retained in the Bank's portfolio and long-term fixed-rate mortgage loans are sold in the secondary market. In addition, the Bank actively makes construction and acquisition and development loans, commercial real estate loans, commercial business loans, and consumer and other non-real estate loans. The Bank also provides trust and investment services through its trust division and brokerage and investment products through its brokerage division, Cavalry Investment Services. The Bank’s subsidiary, Miller & Loughry Insurance and Services, Inc., an independent insurance agency, offers a full line of insurance products and services and human resources management services.

Market Area
The Bank considers Rutherford, Davidson, Bedford and Williamson Counties in Central Tennessee to be its primary market area. A large number of the Bank's depositors reside, and a substantial portion of its loan portfolio is secured by properties located in Rutherford and Bedford Counties. With the mortgage loan origination division, Cavalry Mortgage, the Bank has a presence in the Nashville-Davidson and Williamson County markets for residential mortgage originations.

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

Lending Activities

General. At December 31, 2003, the Bank's loans receivable portfolio amounted to $353.1 million, or 68.5% of total assets at that date. Real estate loans including mortgage and construction loans collectively constituted $193.2 million or 53.8% of the loan portfolio at December 31, 2003. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

Loan Portfolio Analysis . The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

	At December 31,

	2003		2002		2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Commercial	$126,833	35.4%	104,512	32.2	130,800	44.1	118,206	41.0	107,875	38.3
Real Estate - construction	69,667	19.4	66,882	20.7	48,449	16.4	51,042	17.7	58,823	20.9
Real Estate - mortgage (1)	123,575	34.4	125,259	38.7	71,226	24.1	67,295	23.3	61,041	21.7
Installment and other consumer	38,709	10.8	27,166	8.4	45,424	15.4	52,095	18.0	53,878	19.1

Total loans	358,784	100.0%	323,819	100.0	295,899	100.0	288,638	100.0	281,617	100.0

Less:
Net deferred loan fees	1,199		838		767		742		785
Allowance for loan losses	4,525		4,657		4,470		4,235		4,136

Total loans receivable, net	$353,060		318,324		290,662		283,661		276,696

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

Real Estate Lending - Mortgage. Historically, the Bank has concentrated its lending activities on the origination of loans secured by residential first mortgages located in its primary market area. At December 31, 2003, $123.6 million, or 34.4% of the Bank's total loan portfolio, consisted of such loans.

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

The Bank also originates ARM loans secured by residences at rates and terms competitive with market conditions. At December 31, 2003, $60.6 million of these loans, or 16.9% of the Bank's gross loan portfolio, were subject to periodic interest rate adjustments. The Bank originates for its portfolio ARM loans which provide for an interest rate which adjusts every year or which is fixed for one, three or five years and then adjusts every year after the initial period. Most of the Bank's one-year, three-year and five-year ARMs adjust every year after the initial fixed rate period based on the one year Treasury constant maturity index. The Bank's ARMs are typically based on a 30-year amortization schedule. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 5% to 6%, respectively.

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

At December 31, 2003, the composition of the Bank's construction loan portfolio was as follows:

	Outstanding Balance	Percent of Total

	(Dollars in thousands)
Residential:
Speculative construction	$11,298	16.2%
Pre-sold construction	19,532	28.0
Construction/permanent	2,997	4.3
Commercial and multi-family	9,169	13.2
Acquisition and land development	26,671	38.3

Total	$69,667	100.0%

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

Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Bank's concentration of construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Bank's construction loan portfolio.

The Bank originates acquisition and development ("A&D") loans for the purpose of developing the land (i.e., installing roads, sewers, water and other utilities) for sale for residential housing construction. The majority of the Bank’s A&D loans are secured by properties located in the Bank's primary market area. A&D loans are usually repaid through the sale of the developed land. However, the Bank believes that its A&D loans are made to individuals with, or to entities the principals/guarantors of which possess, sufficient personal financial resources out of which the loans could be repaid, if necessary.

Loans secured by undeveloped land or improved lots involve greater risks than residential mortgage loans because such loans are more difficult to monitor and foreclose as the Bank may be confronted with a property the value of which is insufficient to assure full repayment. Furthermore, if the borrower defaults, the Bank may have to expend its own funds to complete development and also incur costs associated with marketing and holding the building lots pending sale. A&D loans are generally considered to involve a higher degree of risk than single-family permanent mortgage loans because of the concentration of principal among relatively few borrowers and development projects, the increased difficulty at the time the loan is originated of estimating the development building costs, the increased difficulty and costs of monitoring the loan, the higher degree of sensitivity to increases in market rates of interest, and the increased difficulty of working out problem loans. A concentration of loans secured by properties in any single area presents the risk that any adverse change in regional economic or employment conditions may result in increased delinquencies and loan losses.

Commercial Lending. Commercial loans include commercial real estate, commercial business loans, and to a lesser extent loans secured by farmland, and agricultural loans to finance agricultural production. The following table indicates the amounts of each classification of commercial loans at December 31, 2003 and 2002.

	December 31,

	2003		2002

	Outstanding Balances	Percent of Total	Outstanding Balances	Percent of Total

	(Dollars in thousands)
Commercial loans:
Properties secured by farmland	$1,052	0.8%	1,143	1.1
Properties secured by commercial real estate	41,407	32.7	52,913	50.6
Agricultural loans	41	-	106	0.1
Commercial business loans	84,333	66.5	50,350	48.2

Total	$126,833	100.0%	104,512	100.0

The Bank originates mortgage loans for the acquisition and refinancing of commercial real estate properties. The majority of the Bank's commercial real estate properties are secured by small businesses, retail properties and churches located in the Bank's primary market area. The average size of a commercial real estate loan in the Bank's portfolio is approximately $150,000 to $250,000.

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

Maturity of Loan Portfolio . The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total

	(Dollars in thousands)

Commercial	$43,392	16,195	59,900	2,729	4,617	126,833
Real estate - construction	59,293	9,214	1,130	-	30	69,667
Real estate - mortgage	22,512	14,295	27,765	10,474	48,529	123,575
Installment and other consumer	10,662	9,655	17,708	342	342	38,709

Total	$135,859	49,359	106,503	13,545	53,518	358,784

The following table sets forth the dollar amount of all loans due after December 31, 2004, which have fixed interest rates or floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates

	(Dollars in thousands)

Commercial	$70,641	12,800
Real estate - construction	2,326	8,048
Real estate - mortgage	54,023	47,040
Installment and other consumer	22,039	6,008

Total	$149,029	73,896

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

The Bank sells most loans originated under FHA and VA programs, including related servicing rights, including those originated for the THDA. The Bank originated $221.3 million mortgage loans for sale in 2003. The Bank sold approximately $241.9 million mortgage loans, and had approximately $2.6 million which were "held for sale" at December 31, 2003. Approximately 90.0% of the one-to-four family mortgage loans sold were fixed rate loans. The Bank also periodically sells conventional one-to-four family loans (i.e., non-FHA/VA loans) with servicing retained and without recourse. These sales generally involve fixed-rate loans that help to reduce the Bank’s exposure to interest rate risk, and the proceeds of sale are used to fund continuing operations. The Bank occasionally may also sell ARM loans to satisfy liquidity needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," contained in the Annual Report.

Sellers of loans are exposed to various degrees of "pipeline risk," which is the risk that the value of the loan will decline during the period between the time the loan is originated and the time of sale because of changes in market interest rates. The Bank believes it is exposed to a relatively low degree of pipeline risk because it generally does not fix the loan interest rate until shortly before or on the closing date and loans are generally closed against a mandatory purchase commitment by the purchaser.

Although the Bank currently sells its fixed-rate first mortgage loans and does not retain servicing, it has, in the past, retained the responsibility for servicing the loans for the buyer. Servicing loans includes collecting and remitting mortgage loan payments, accounting for principal and interest, and holding and disbursing escrow or impound funds for real estate taxes and insurance premiums. The Bank receives a servicing fee for performing these services for others. The Bank's servicing portfolio amounted to $40.9 million at December 31, 2003. The Bank is generally paid a fee equal to 0.25% of the outstanding principal balance for servicing sold loans. Loan servicing income totaled $49,000, $75,000, and $85,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Bank earns late charges collected from delinquent customers whose loans are serviced by the Bank. The Bank is allowed to invest escrow impounds (funds collected from mortgage customers for the payment of property taxes and insurance premiums on mortgaged real estate) until they are disbursed on behalf of mortgage customers, but is not required to pay interest on these funds. At December 31, 2003, borrowers' escrow funds amounted to $157,000.

Historically, the Bank has not been an active purchaser of loans or participation interests in loans.

Loan Commitments and Letters of Credit . The Bank issues commitments for mortgage loans that are conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. At December 31, 2003, the Bank had commitments to originate mortgage loans of $40.9 million and had unused lines of credit of $34.2 million. Loan commitments are agreements to provide a specific amount of credit to a borrower normally on a one-time basis. Lines of credit are commitments to borrowers that revolve allowing the borrower to continue withdrawing and paying from time to time up to a pre-approved credit limit. See Note 17 of Notes to the Consolidated Financial Statements contained in the Annual Report.

As an accommodation to its commercial business borrowers, the Bank issues standby letters of credit or performance bonds in favor of entities, usually municipalities, for whom the Bank's borrowers are performing work or other services. At December 31, 2003, the Bank had outstanding standby letters of credit of $7.5 million that were issued primarily to municipalities as performance bonds. See Note 17 of Notes to the Consolidated Financial Statements contained in the Annual Report.

Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loan portfolio. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

The Bank charges loan origination fees that are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized $1.0 million, $898,000 and $882,000 of deferred loan fees during the years ended December 31, 2003, 2002, and 2001, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

Non-performing Assets and Delinquencies. Loans are placed on non-accrual status generally if, in the opinion of management, principal or interest payments are not likely in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date the loan is placed on non-accrual status is reversed against income in the current period. Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining past due balances can be reasonably expected. See Note 1 of Notes to the Consolidated Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" and "Comparison of Financial Condition, Non-Accrual Loans" sections, all contained within the Annual Report.

Interest income that would have been recorded for the year ended December 31, 2003 had non-accruing loans been current in accordance with their original terms was not significant. No interest income was included in net interest income on such loans for the year ended December 31, 2003.

Potential problem assets, which are not included in non-performing assets, amounted to $4.3 million or 1.22% of total loans, net at December 31, 2003 and $3.4 million or 1.07% of total loans, net at December 31, 2002. Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have concerns about a borrower’s ability to fully comply with contractual repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank and its regulators for loans classified as substandard or doubtful.

Foreclosed Assets. Foreclosed assets ("ORE") include property acquired through foreclosure and deeds in lieu of foreclosure. Property acquired by deed in lieu of foreclosure results when a borrower voluntarily transfers title to the company in settlement of the related debt in an attempt to avoid foreclosure. Foreclosed assets also include other collateral acquired by the Company in an attempt to recover the debt owed by the borrower. See Note 1 of Notes to the Consolidated Financial Statements contained in the Annual Report for a discussion of the accounting treatment of foreclosed assets.

Restructured Loans. Under U.S. Generally Accepted Accounting Principals, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank did not have any restructured loans at December 31, 2003.

Asset Classification. Generally, bank regulators have adopted various regulations or guidelines regarding problem assets of financial institutions. The regulations or guidelines require that each institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the Bank charges the portion considered as loss against its allowance for loan losses. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Bank.

The aggregate amounts of the Bank's classified and special mention assets were as follows:

	At December 31,

	2003	2002

	(Dollars in thousands)

Doubtful	$138	37
Substandard assets	4,117	3,382
Special mention	193	1,937

Totals	$4,448	5,356

Provision for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on concentrations, trends in historical loss experience, specific impaired loans and economic conditions. In determining the adequacy of the allowance for loan losses, management periodically reviews the loan portfolio and considers such factors as delinquency status, past performance problems, historical loss experience, adverse situations that may affect the ability of the borrowers to repay, known and inherent risks in the portfolio, assessments of economic conditions, regulatory policies, and the estimated value of underlying collateral. The Bank’s credit management systems have resulted in low loan loss experience, however there can be no assurances that such experience will continue. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" and "Critical Accounting Estimates" sections contained within the Annual Report.

At December 31, 2003, the Bank had an allowance for loan losses of $4.5 million. Management believes that the amount maintained in the allowance at December 31, 2003 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with U.S. GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

Investment Activities
The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and state and municipal governments, deposits at the FHLB-Cincinnati, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Bank as a member of the Federal Home Loan Bank and the Federal Reserve Bank is also required to maintain an investment in FHLB and FRB stock. The Bank as a matter of safety and soundness is required to maintain adequate levels of liquid assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," contained in the Annual Report.

The Bank's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposit, marketable corporate debt obligations, and mortgage-backed securities. The Bank's investment policy does not permit the purchase of high-risk mortgage derivative products or non-investment grade corporate bonds. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk and risk-based capital is also considered.

The following table sets forth the amortized cost and fair value of the Bank's debt, mortgage-backed and other securities, by accounting classification and by type of security, at the dates indicated.

	At December 31,

	2003		2002		2001

	Amortized Cost (1)	Percent of Total	Amortized Cost (1)	Percent of Total	Amortized Cost (1)	Percent of Total

	(Dollars in thousands)

Held to Maturity :

Debt Securities:
Mortgage-backed securities	$-	-%	-	-	537	1.20
Certificate of deposit	-	-	-	-	100	0.23
FHLB and FRB stock	2,992	5.15	2,874	7.08	2,159	4.84

Total held to maturity securities	2,992	5.15	2,874	7.08	2,796	6.27

Available for Sale :

Debt Securities:
U.S. Treasury obligations	-	-	-	-	1,000	2.25
U.S. Government agency obligations	50,132	86.24	26,551	65.40	30,751	69.03
Mortgage backed securities and collateralized mortgage obligations	4,579	7.88	10,752	26.47	10,000	22.45
Other securities	425	0.73	425	1.05	-	-

Total available for sale securities	55,136	94.85	37,728	92.92	41,751	93.73

Total portfolio	$58,128	100.00%	40,602	100.00	44,547	100.00

 (1)  The market value of the investment portfolio amounted to $58.1 million, $40.8 million and $44.6 million at December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, the market value of the principal components of the Bank's investment securities portfolio was as follows: U.S. Government securities, $50.1 million; collateralized mortgage obligations and mortgage-backed securities, $4.6 million; other securities $425,000, and FHLB and FRB stock, $3.0 million.

The following table sets forth the maturities and weighted average yields of the investment securities in the Bank's portfolio at December 31, 2003.

	Less Than One Year		One Year to Five Years		Over Five Years to Ten Years		Over Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Held to Maturity :

FHLB and FRB stock	$2,992	4.56%	-	-	-	-	-	-

Total held to maturity securities	2,992	4.56	-	-	-	-	-	-

Available for Sale :

Debt Securities:

U.S. Government agency obligations	7,056	1.06	43,064	2.52	-	-	-	-
Mortgage backed securities and collateralized mortgage obligations	-	-	4,578	4.18	-	-	-	-
Other securities	100	1.10	325	1.50	-	-	-	-

Total available-for-sale securities	7,156	1.06	47,967	2.67	-	-	-	-

Total portfolio	$10,148	2.09%	47,967	2.67	-	-	-	-

In addition to its investment portfolio, the Bank holds life insurance policies on certain directors and officers, the cash value of which increased by $387,000 or 4.89%.

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

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 2003. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity Period	Amount

(Dollars in thousands)

Three months or less	$13,908
Over three through six months	9,794
Over six through twelve months	16,150
Over twelve months	22,035

Total	$61,887

Deposit Flow
The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,

	2003			2002			2001

	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total

	(Dollars in thousands)

Non-interest-bearing	$72,443	15.96%	$15,100	57,343	14.06	9,041	48,302	12.68
Interest-bearing demand	208,049	45.80	26,119	181,930	44.62	8,737	173,193	45.46
Savings	21,008	4.62	4,364	16,644	4.08	2,706	13,938	3.66
Certificates of deposit, which mature as follows:
Within 1 year	101,585	22.36	(809)	102,394	25.11	(10,074)	112,468	29.52
After 1 year, but within 2 years	24,491	5.39	(3,628)	28,119	6.90	8,122	19,997	5.25
After 2 years, but within 5 years	26,671	5.87	5,349	21,322	5.23	8,234	13,088	3.43
Thereafter	10	-	10	-	-	(4)	4	-

Total	$454,257	100.00%	$46,505	407,752	100.00	26,762	380,990	100.00

Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

	At December 31,

	2003	2002	2001

	(Dollars in thousands)
0.00 - 1.99%	$50,395	25,654	2,438
2.00 - 3.99%	72,289	83,375	64,420
4.00 - 4.99%	13,287	18,876	28,765
5.00 - 5.99%	14,313	17,446	21,568
6.00 - 6.99%	2,039	5,333	19,668
7.00% and over	434	1,151	8,698

Total	$152,757	151,835	145,557

Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by maturities at December 31, 2003.

	Amount Due

	One Year	After One to Two Years	After Two to Three Years	After Three to Four Years	After 4 Years	Total

	(Dollars in thousands)

0.00 - 1.99%	$46,274	3,798	275	-	48	50,395
2.00 - 3.99%	43,717	16,411	4,081	1,755	6,325	72,289
4.00 - 4.99%	2,959	2,863	2,288	4,730	447	13,287
5.00 - 5.99%	7,560	231	1,967	4,535	20	14,313
6.00 - 6.99%	975	854	95	115	-	2,039
7.00% and over	100	334	-	-	-	434

Total	$101,585	24,491	8,706	11,135	6,840	152,757

Borrowings. Retail deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the FHLB-Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Cincinnati functions as a central reserve bank providing credit for savings associations and for those banks that are FHLB members. As a member of the FHLB-Cincinnati, the Bank is required to own capital stock in the FHLB-Cincinnati and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2003, the Bank had three advances outstanding from the FHLB-Cincinnati in the amount of $2.9 million with a weighted average rate of 3.38%. The Bank also had an approved line of credit of $10.0 million. At December 31, 2003, the Bank could increase its borrowings from the FHLB to $73.4 million. See Note 10 of Notes to the Consolidated Financial Statements contained in the Annual Report.

At December 31, 2003, the Company did not have any other borrowings outstanding.

The following table sets forth certain information regarding FHLB borrowings by the Bank at the end of and during the periods indicated:

	At or For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)

Maximum amount of borrowings outstanding at any month end	$2,939	2,957	1,574
Approximate average borrowings outstanding	2,914	1,643	1,144
Approximate weighted average rate paid on borrowings	3.38%	2.92	2.71

Trust Department
The OTS granted trust powers to the Bank on December 13, 1991 and such powers continued upon the conversion to a state chartered bank. The Bank is one of the few banks in its primary market area providing a broad range of trust services. These services include acting as trustee under a living trust, a Standby Trust or Testamentary Trust; acting as personal representative; agency services, including custody accounts, agent for the trustee, and agent for the personal representative; and trustee and agent services for accounts subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In addition to providing fiduciary and investment advisory services, the Bank provides employee benefit services, such as Self-Directed Individual Retirement Accounts ("IRAs"). At December 31, 2003, trust assets under management totaled approximately $139.5 million and non-managed assets totaled $102.8 million.

Personnel
As of December 31, 2003, the Company had 225 full-time employees and 59 part-time employees. The employees are not represented by a collective bargaining unit and the Company believes its relationship with its employees is good.

Available Information
The Company’s Internet website is http://www.cavb.com. The Company makes available free of charge on its website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (the "SEC"). Information contained on the Company’s website is not part of this report.

REGULATION

General
The Bank is subject to extensive regulation, examination and supervision by the Tennessee Department of Financial Institutions, its chartering agency, by its federal regulators (the FRB) and by the insurer of its deposits (the FDIC). The Bank must file reports with one or more of these regulatory agencies concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by these agencies to review the Bank’s compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the FRB, the Tennessee Department of Financial Institutions, the FDIC or Congress could have a material adverse impact on the Company, the Bank and their operations. The Company, as a bank holding company, is required to file certain reports and comply with the holding company rules and regulations of the FRB.

Federal Regulation

Federal Reserve System. Effective January 1, 2002, the Company and the Bank became members of the Federal Reserve System. Membership requirements for the Company and the Bank are set forth in Regulation Y (12 CFR 225) and Regulation H (12 CFR 225). The Bank is required to own stock in the Federal Reserve Bank to be a member of the Federal Reserve System. The total subscription of a member bank equals 6 percent of its capital and surplus. Capital stock and surplus of a member bank means the paid-in capital stock and paid-in surplus of such bank, less any deficit in the aggregate of its retained earnings, gains (losses) on available-for-sale securities, and foreign currency translation accounts. Upon approval by the Federal Reserve Bank of an application for capital stock, the applying bank pays the Federal Reserve Bank one-half of the subscription amount plus accrued dividends. Upon payment the Federal Reserve Bank issues the appropriate number of shares on its books. At December 31, 2003, the Bank’s investment in Federal Reserve Bank stock was $639,000.

Federal Deposit Insurance Corporation . The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority.

Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned, with the most well capitalized, healthy institutions receiving the lowest rates.

On September 20, 1996, the Deposit Insurance Funds Act ("DIF Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As a result of the DIF Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%. Since December 31, 1999 FICO payments have been shared pro rata between BIF and SAIF members.

The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the FRB. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

At December 31, 2003, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FRB.

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

The Company-Capital Requirements. The FRB has adopted minimum capital ratios and guidelines to provide a framework for assessing the adequacy of the capital of bank holding companies and state member banks. The Federal Reserve’s capital guidelines established the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital and a portion of the Company’s allowance for loan losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. At December 31, 2003, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

The Bank-Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; (ii) a risk-based capital to total risk-weighted assets of 8%, and (iii) a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve’s capital guidelines for bank holding companies (see "The Company - Capital Requirements").

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

Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determine a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized." Under the regulations of the Federal Reserve, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulations. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rates the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) prohibiting the institution from accepting deposits from correspondent banks; (viii) requiring the institution to divest certain subsidiaries; (ix) prohibiting the payment of principal or interest on subordinated debt; and (x) ultimately, appointing a receiver for the institution (See "Regulation - Prompt Corrective Action").

The following table presents the Bank's and the Company’s regulatory capital compliance as of December 31, 2003. (Table Amounts in Thousands, Except Percentages)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital: (to risk –weighted assets)
Bank	$48,962	13.8%	28,444	8.0	35,556	10.0
Company	56,963	16.0	28,579	8.0	35,724	10.0
Tier 1 risk-based capital: (to risk-weighted assets)
Bank	44,517	12.5	14,222	4.0	21,333	6.0
Company	52,497	14.7	14,290	4.0	21,435	6.0
Tier 1 risk-based capital:
(to adjusted total assets)
Bank	44,517	9.1	19,673	4.0	24,591	5.0
Company	52,497	10.7	19,568	4.0	24,460	5.0

Limitations on Capital Distributions. Tennessee state law and FRB regulations impose limitations on the ability of banks to make various distributions of capital such as dividends, stock repurchases and cash-out mergers. Generally under all of these regulations, prior regulatory application and approval is required if the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years. The capital of the Bank is restricted by a liquidation account that is described in Note 14 of the consolidated financial statements included in the Annual Report.

Holding Company Regulations

Holding Company Acquisitions. The Bank Holding Company Act generally prohibits a bank, without prior regulatory approval, from acquiring more than 5% of the voting stock of any other bank or bank holding company or controlling the assets thereof. The Bank Holding Company Act also prohibits, among other things, any individual who controls a holding company from acquiring control of any bank, unless the acquisition has regulatory approval.

Holding Company Activities. As a bank holding company, the Company may only engage in certain activities, and its acquisition of companies engaged in non-banking activities is subject to FRB approval under certain circumstances.

Competition
The Bank faces intense competition in its primary market area for the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions, thrifts, and other financial institutions such as brokerage firms and insurance companies. As of December 31, 2003, there were 17 commercial banks and 3 credit unions operating in Rutherford and Bedford Counties, Tennessee. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Subsidiary Activities
Under Tennessee law, the Bank generally may invest, in the aggregate, up to 75% of its capital in the stock of, or purchase of the assets of, other corporations, firms, partnerships or companies, including limited liability companies and partnerships that engage in certain approved activities. However, TDFI regulations provide that no bank shall invest more than 25% of its capital in any single corporation, firm, partnership, or company including limited liability companies or partnerships. The Bank’s investment in 100% of the capital stock of Miller & Loughry Insurance and Services, Inc., which had a value of approximately $2.3 million at December 31, 2003, did not exceed these limits.

The Bank, on January 4, 2002, purchased 100% of the capital stock issued and outstanding of Miller & Loughry Insurance and Services, Inc. for cash totaling approximately $2.0 million. Miller & Loughry is an independent insurance agency that also provides human resource outsourcing services. The Bank recorded income from this investment of approximately $155,000 for the year ended December 31, 2003.

Item 2.  Properties

The following table sets forth certain information regarding the Bank's offices at December 31, 2003, all of which are owned except for two mortgage lending offices located at One Burton Hills Blvd., Suite 110 and 4705 Alabama Avenue in Nashville, Tennessee. Management believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

		Approximate
Location	Year Opened	Square Footage	Deposits

			(Dollars in thousands)

Main Office :

114 W. College Street Murfreesboro, Tennessee 37130	1974	48,632	$255,429

Branch Offices :

1745 Memorial Boulevard Murfreesboro, Tennessee 37129	1984	1,925	23,877

1645 N.W. Broad Street Murfreesboro, Tennessee 37129	1995	1,500	15,049

123 Cason Lane Murfreesboro, Tennessee 37128	1997	2,987	41,522

604 N. Main Street Shelbyville, Tennessee 37160	1958	1,500	26,145

269 S. Lowry Street Smyrna, Tennessee 37167	1972	3,898	35,085

467 Sam Ridley Parkway West Smyrna, Tennessee 37167	2003	5,000	4,982

2604 South Church Street Murfreesboro, TN 37127	1998	2,470	19,483

2035 SE Broad Street Murfreesboro, TN 37130	1997	2,038	32,685

Mortgage Lending Office:

One Burton Hills Blvd., Suite 110 Nashville, TN 37215	2003	5,334	NA

4705 Alabama Avenue Nashville, TN 37209	2003	1,632	NA

Financial Services Building:

214 W. College Murfreesboro, Tennessee 37130	2000	60,000	NA

The Bank owns two commercial building lots on which the Company intends to develop future branch office locations. One building site is located at 2014 Lascassas Pike in Murfreesboro, Tennessee and is the location of a freestanding automated teller machine. The second lot is located on Thompson Lane near the intersection of Thompson Lane and Memorial Boulevard in Murfreesboro, Tennessee.

The Bank uses the services of an outside service bureau for its significant data processing applications. At December 31, 2003, the Bank had 15 proprietary automated teller machines. At December 31, 2003, the net book value of the Bank's office properties, fixtures, furniture and equipment was $18.4 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters
The information contained under the section captioned "Corporate Information" is included in the Company’s Annual Report to Shareholders (the "Annual Report") and is incorporated herein by reference.

Item 6.  Selected Financial Data
The information contained under the section captioned "Selected Financial Data" is included in the Company’s Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The information contained under the section captioned "Management’s Discussion and Analysis of Financial Condition and Results of Operations" is included in the Company’s Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosure About Market Risk - Asset and Liability Management" is included in the Company’s Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
The information contained under the section captioned "Consolidated Financial Statements" is included in the Company’s Annual Report and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9 A. Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to insure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure. The Company, under the supervision and participation of its management, including the Company’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the quarter ended December 31, 2003, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant
The information required by this item is contained in the sections captioned "Proposal -- Election of Directors," "Meeting and Committees of the Board of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and the Bank

		Position

Name	Age	Company	Bank

Ed C. Loughry, Jr.	61	Chairman of the Board and Chief Executive Officer	Chairman of the Board and Chief Executive Officer

Gary Brown	61	Vice Chairman of the Board	Vice Chairman of the Board

Ronald F. Knight	53	President and Chief Operating Officer	President and Chief Operating Officer

William S. Jones	44	Executive Vice President and Chief Administrative Officer	Executive Vice President and Chief Administrative Officer

Hillard C. "Bud" Gardner	55	Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer

David W. Hopper	61	-	Senior Vice President and Trust Officer

Ira B. Lewis, Jr.	57	Senior Vice President and Secretary	Senior Vice President/CRA Compliance Officer and Secretary

R. Dale Floyd	53	-	Senior Vice President

M. Glenn Layne	49	-	Senior Vice President

Joy B. Jobe	59	-	Senior Vice President

Biographical Information
Set forth below is certain information regarding the executive officers of the Company and the Bank. Unless otherwise stated, each executive officer has held his current occupation for the last five years. There are no family relationships among or between the executive officers.

Ed C. Loughry, Jr. joined the Bank in 1968 and currently serves as Chairman of the Board and Chief Executive Officer of the Bank and the Company. Mr. Loughry has served on the Boards of Directors of the Rutherford County Chamber of Commerce, United Way, Heart Fund, the Federal Home Loan Bank of Cincinnati, and the ABA Bank Pac Board. He is currently serving as Past Chairman of the Tennessee Bankers Association. He is also currently serving on the Middle Tennessee Medical Center Board, the HealthSpring Board, the American Bankers Association Board, and the Christy-Houston Foundation. He was selected Business Person of the Year in 1993 and Business Legend in 2000 by the Rutherford County Chamber of Commerce.

Gary Brown is the owner and President of Roscoe Brown, Inc. in Murfreesboro, Tennessee, Air Care Heating and Cooling in Nashville, Tennessee and Roscoe Brown Heating and Cooling in Tullahoma, Tennessee. Mr. Brown is also a member of the Murfreesboro Water & Sewer Department Board.

Ronald F. Knight joined the Bank in 1972 and currently serves as President and Chief Operating Officer and member of the Board of Directors of the Bank and the Company. Mr. Knight currently serves on the Tennessee Housing Development Agency Board, the Tennessee State Collateral Pool Board, the Board of Directors of Main Street Murfreesboro/Rutherford County, Division Chair of United Way and committee member of the Tennessee Bankers Association and Destination Rutherford. Mr. Knight was selected as the 2002 Business Person of the Year by the Rutherford County Chamber of Commerce and was voted Most Community Minded Business Leader. Previously, he served on the Rutherford County Economic Development Council, the Board of Directors of the Rutherford County Chamber of Commerce (for which he served as Chairman), the Board of Directors of the Tennessee Savings and Loan League (for which he served as Chairman), and the Board of Directors of the Tennessee Bankers Association. Mr. Knight actively supports the American Heart Association and the American Cancer Society and is the Co-Founder of a local charity "Christmas for the Children."

William S. Jones joined the Bank in 1992 and currently serves as Executive Vice President and Chief Administrative Officer, a position he has held since 1999. Mr. Jones held the position of Vice President/Senior Vice President and Trust Officer of the Bank from 1992 to 1997. Mr. Jones currently serves as Immediate Past President of the Board of Trustees of the Middle Tennessee State University Foundation, as Treasurer of the Rutherford County, Tennessee, Chamber of Commerce and is a member of the Middle Tennessee Medical Center Foundation and serves on the 2004 American Heart Association Heart Ball Gala committee for Rutherford County, Tennessee.

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

Item 11. Executive Compensation
The information required by this item is contained under the section captioned "Executive Compensation" in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2003:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)

Equity compensation plans approved by shareholders	696,348	$10.11	24,229

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	696,348	$10.11	24,229

The information required by this item with respect to ownership of the Company’s common stock is contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company’s Proxy Statement and is incorporated herein by reference.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions
The information required by this item is contained under the section captioned "Certain Transactions" in the Company’s Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
The information required by this item is contained under the section captioned "Relationship with Principal Accountants" in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits

3.1	Charter of the Registrant*
3.2	Bylaws of the Registrant, as amended (restated for SEC electronic filing purposes only)*****
10.1	Employment Agreement with Ed C. Loughry, Jr.**
10.2	Employment Agreement with Ronald F. Knight**
10.3	Severance Agreement with Hillard C. Gardner**
10.4	Severance Agreement with Ira B. Lewis**
10.5	Severance Agreement with R. Dale Floyd**
10.6	Severance Agreement with M. Glenn Layne**
10.7	Severance Agreement with Joy B. Jobe**
10.8	Severance Agreement with William S. Jones**
10.9	Severance Agreement with David W. Hopper**
10.10	Cavalry Banking Key Personnel Severance Compensation Plan**
10.11	Cavalry Banking Employee Stock Ownership Plan**
10.12	Cavalry Bancorp, Inc. 1999 Stock Option Plan***
10.32	Director Supplemental Retirement Plan ****
10.33	Executive Supplemental Retirement Plan ****
10.34	Agreement of March 31, 2003, between Cavalry Bancorp, Inc. and Edward Elam
13	Annual Report to Stockholders
21	Subsidiaries of the Registrant
23	Consent of Rayburn, Betts & Bates, P.C.
31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)
31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)
31.1	CEO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002
32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002
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
****     Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on May 10, 2002.
*****    Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 25, 2003.
(b)  Reports on Form 8-K

The Company furnished a report on Form 8-K under Item 7 and Item 9 dated October 27, 2003, reporting the announcement of the Company’s earnings for the quarter ended September 30, 2003.

Notwithstanding the foregoing, information furnished under Items 7 and 9 of our current Reports on Form 8-K, including the related Exhibits, shall not be deemed to be filed for the purpose of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALRY BANCORP, INC.

Date: March 5, 2004	By:
Ed C. Loughry, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

	Chief Executive Officer, Chairman of the Board	March 5, 2004

Ed C. Loughry, Jr.
(Principal Executive Officer)

	Senior Vice President and Chief Financial Officer	March 5, 2004

Hillard C. "Bud" Gardner
(Principal Financial and
Accounting Officer)

	Vice Chairman of the Board	March 10, 2004

Gary Brown

	Director, President and Chief Operating Officer	March 5, 2004

Ronald F. Knight

	Director	March 9, 2004

Tim J. Durham

	Director	March 9, 2004

James C. Cope

	Director	March 8, 2004

Terry G. Haynes

	Director	March 10, 2004

William H. Huddleston, IV

	Director	March 5, 2004

William K. Coleman

