Form 10-Q
period 2004-03-31
CAVALRY BANCORP INC
filed 2004-05-06
CIK 1049535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2004 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from___________ to ___________

Commission File Number: 0-23605

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1721072

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

114 West College Street, Murfreesboro, Tennessee	37130

(Address of Principal Executive Offices)	(Zip Code)

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

Common Stock Issued and Outstanding: 6,778,473 shares as of  May 6, 2004.

CAVALRY BANCORP, INC.

Part I.   Financial Information

ITEM 1.   FINANCIAL STATEMENTS

CAVALRY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003
(DOLLARS IN THOUSANDS)

	March 31,	December 31,
Assets	2004	2003

	(Unaudited)
Cash	$22,039	32,946
Interest-bearing deposits with other financial institutions	27,160	37,967

Cash and cash equivalents	49,199	70,913
Investment securities available-for-sale at fair value (amortized cost: $41,243 and $55,136 at March 31, 2004 and December 31, 2003, respectively)	41,370	55,123
Loans held for sale, at estimated fair value	1,630	2,648
Loans receivable, net of allowances for loan losses of $4,576 at March 31, 2004 and $4,525 at December 31, 2003	378,233	350,412
Accrued interest receivable	1,593	1,668
Office properties and equipment, net	18,157	18,431
Required investments in stock of Federal Home Loan Bank and Federal Reserve Bank, at cost	3,033	2,992
Foreclosed assets	7	-
Bank owned life insurance	8,367	8,308
Goodwill	1,772	1,772
Other assets	3,063	2,905

Total assets	$506,424	515,172

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Non-interest-bearing	$67,008	72,443
Interest-bearing	373,785	381,814

Total deposits	440,793	454,257
Advances from Federal Home Loan Bank of Cincinnati	2,876	2,889
Accrued expenses and other liabilities	7,174	3,599

Total liabilities	450,843	460,745

Shareholders’ equity:
Preferred stock, no par value
Authorized- 250,000 shares; none issued or outstanding at March 31, 2004 and December 31, 2003	-	-
Common stock, no par value
Authorized- 49,750,000 shares; issued and outstanding 6,833,473 and 6,834,873 at March 31, 2004 and December 31, 2003, respectively	10,438	10,175
Retained earnings	47,260	46,633
Unallocated ESOP shares	(2,195)	(2,373)
Accumulated other comprehensive income (loss), net of tax	78	(8)

Total shareholders’ equity	55,581	54,427

Total liabilities and shareholders’ equity	$506,424	515,172

Note: The balance sheet presented above at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003

Interest income:
Loans	$5,273	5,024
Investment securities:
Taxable	341	283
Non-taxable	7	-
Other	90	126

Total interest income	5,711	5,433

Interest expense – deposits	1,269	1,519
Interest expense – borrowings	24	24

Total interest expense	1,293	1,543

Net interest income	4,418	3,890
Provision for loan losses	101	56

Net interest income after provision for loan losses	4,317	3,834

Non-interest income:
Servicing income	45	71
Gain on sale of loans, net	586	1,322
Gain on sale of other assets	53	-
Gain on sale of investment securities, net	66	11
Deposit servicing fees and charges	1,224	1,055
Trust service fees	292	246
Commissions and other non-banking fees	655	616
Other operating income	264	298

Total non-interest income	3,185	3,619

Non-interest expenses:
Salaries and employee benefits	3,573	3,659
Occupancy expense	320	315
Supplies, communications and other office expenses	219	253
Advertising expense	151	101
Equipment and service bureau expense	816	695
Professional fees	188	106
Other taxes	115	97
Other operating expense	377	332

Total non-interest expenses	5,759	5,558

Income before income taxes	1,743	1,895
Income tax expense	727	727

Net income	$1,016	1,168

Basic earnings per share	$0.16	0.18

Diluted earnings per share	$0.15	0.18

Weighted average shares outstanding -Basic	6,486,988	6,365,767

Weighted average shares outstanding -Diluted	6,732,839	6,579,436

Dividends declared $0.06 per share payable April 9, 2004 for shareholders of record date March 31, 2004.

See accompanying notes to consolidated financial statements.

2

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003

Net income	$1,016	1,168
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available-for-sale	127	(30)
Reclassification adjustment for gains included in net income	(41)	(7)

Comprehensive income	$1,102	1,131

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	2004	2003

Operating activities:
Net cash provided by operating activities	$6,358	19,088

Investing activities:
Increase in loans receivable, net	(28,007)	(15,604)
Principal payments on investment securities	405	3,473
Purchase of investment securities available-for-sale	(26,619)	(18,880)
Proceeds from maturities of investment securities	10,650	12,550
Proceeds from sales of investment securities available-for-sale	29,541	2,511
Purchase of Federal Reserve Stock	(18)	-
Purchase of office properties and equipment	(168)	(965)
Proceeds from sale of assets	32	93

Net cash used in investing activities	(14,184)	(16,822)

Financing activities:
Net decrease in deposits	(13,464)	(10,286)
Retirement of common stock	(22)	(137)
Dividends paid	(389)	(298)
Net decrease in borrowings	(13)	(14)

Net cash used in financing activities	(13,888)	(10,735)

Decrease in cash and cash equivalents	(21,714)	(8,469)
Cash and cash equivalents, beginning of period	70,913	73,162

Cash and cash equivalents, end of period	$49,199	64,693

Supplement Disclosures of Cash Flow Information:
Payments during the period for:
Interest	$1,287	1,544

Income taxes	$-	-

Supplemental Disclosures of Noncash Investing and Financing Activities:

Increase in deferred tax asset (liability) related to unrealized gains (losses) on investments	$(54)	23

Net unrealized gains (losses) on investment securities available for sale	$140	(60)

Dividends declared and payable	$410	298

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

The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003.

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for the stock option plan. No compensation cost has been recognized for the plan because the stock option price is equal to or greater than the fair value at the grant date. Following is a reconciliation of reported and pro forma net income and earnings per share had compensation cost for the plan been determined based on the fair value of SFAS 123, as amended:

	Three Months Ended
	March 31,
	2004	2003

	(Dollars in thousands, except per share data)
Net income:
As reported	$1,016	1,168
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards granted, net of related tax effects	(103)	(33)

Pro forma net income	$913	1,135

Earnings per share:
Basic – as reported	$0.16	0.18

Basic – pro forma	$0.14	0.18

Diluted – as reported	$0.15	0.18

Diluted – pro forma	$0.14	0.17

3.   Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three months ended March 31, 2004 and 2003. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Three Months Ended March 31,
	2004	2003

Basic EPS:
Net income	$1,016,000	1,168,000
Average common shares outstanding	6,486,988	6,365,767

Earnings per share - basic	$0.16	0.18

Diluted EPS:
Net income	$1,016,000	1,168,000

Average common shares outstanding	6,486,988	6,365,767
Dilutive effect of stock options	245,851	213,669

Average dilutive shares outstanding	6,732,839	6,579,436

Earnings per share - diluted	$0.15	0.18

4.   Business Segments

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

Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in Note 1 of the 2003 Annual Report to Shareholders. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense, and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods. These methods have been consistently applied.

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the three months ended
March 31, 2004:
Interest revenue	$5,711	-	-	-	-	5,711
Other income-external customers	1,624	45	292	519	-	2,480
Interest expense	1,293	-	-	-	-	1,293
Depreciation and amortization	360	45	17	10	-	432
Other significant items:
Provision for loan losses	101	-	-	-	-	101
Gain on sales of assets	119	586	-	-	-	705
Segment profit (loss)	1,792	(154)	67	52	(14)	1,743
Segment assets	503,066	1,868	357	3,063	(1,930)	506,424

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the three months ended
March 31, 2003:
Interest revenue	$5,433	-	-	-	-	5,433
Other income-external customers	1,378	71	246	591	-	2,286
Interest expense	1,543	-	-	-	-	1,543
Depreciation and amortization	301	90	16	15	-	422
Other significant items:
Provision for loan losses	56	-	-	-	-	56
Gain on sales of assets	11	1,322	-	-	-	1,333
Segment profit	1,699	89	25	100	(18)	1,895
Segment assets	453,497	3,542	379	3,078	(2,863)	457,633

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

Overview of Operating Results for the Three Months Ended March 31, 2004 and March 31, 2003

Net income decreased from $1.2 million or $0.18 per diluted share for the quarter ended March 31, 2003 to $1.0 million or $0.15 per diluted share for the quarter ended March 31, 2004. The decrease in earnings was a result of decreased gain on sale of loans, an increase in the provision for loan losses and an increase in non-interest expense. These factors were partially offset by increased interest income, an increase in other non-interest income excluding gain on sale of loans, and a decline in interest expense. These items are discussed in further detail below.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K, which is incorporated herein by reference.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total Assets. Total assets decreased 1.71%, from $515.2 million at December 31, 2003 to $506.4 million at March 31, 2004. This overall decrease reflects a $21.7 million or 30.62% decrease in cash and cash equivalents and a $13.8 million or 24.95% decrease in investments available-for-sale. These decreases were primarily driven by an overall $13.5 million decrease in total deposits, which reflects a seasonal decline in public deposits. This decline in deposits resulted in less funds available for liquidity and investment purposes. These decreases were partially offset by a $27.8 million or 7.94 % increase in loans receivable, net.

Deposits. Total deposits decreased $13.5 million or 2.97%, from $454.3 million at December 31, 2003 to $440.8 million at March 31, 2004. Transaction accounts decreased $16.4 million, from $280.5 million at December 31, 2003 to $264.1 million at March 31, 2004. Savings accounts increased $1.2 million, from $21.0 million at December 31, 2003 to $22.2 million at March 31, 2004. Certificates of deposit increased $1.7 million, from $152.8 million at December 31, 2003 to $154.5 million at March 31, 2004. Non-interest bearing deposits decreased $5.4 million or 7.50% and interest bearing deposits decreased $8.0 million or 2.10%. Declines were primarily those of local government deposits, which management believes are temporary. Management expects to continue to actively market deposit relationships at all locations.

Shareholders’ Equity. Shareholders’ equity increased $1.2 million, from $54.4 million at December 31, 2003 to $55.6 million at March 31, 2004. This increase was the result of net income of $1.0 million and the allocation of shares under the Bank's Employee Stock Ownership Plan (ESOP) that totaled $463,000. Additionally, there was an $86,000 increase in the valuation allowance for available-for-sale investment securities. These increases were partially offset by dividends of $389,000 and the repurchase of $22,000 of Company common stock.

Non-Performing Assets. Non-performing assets totaled $1.08 million and $859,000 at March 31, 2004 and December 31, 2003, respectively. The allowance for loan losses increased 2.22%, from $4.5 million at December 31, 2003 to $4.6 million at March 31, 2004. Although the non-performing asset balance reflects an increase of $221,000 or 25.73%, non-performing assets have continued to be a very small portion of the Bank’s portfolio, with the balance equal to 0.28% of total loans and 0.21% of total assets. Therefore, management feels that the increase in the allowance for loan losses is adequate as of March 31, 2004.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and March 31, 2003.

Net Income. Net income was $1.0 million for the three months ended March 31, 2004 compared to $1.2 million for the three months ended March 31, 2003. Diluted earnings per share decreased $0.03, from $0.18 for the three months ended March 31, 2003 to $0.15 for the same period in 2004. Return on average assets decreased from 1.06% for the three months ended March 31, 2003 to 0.81% for the same period in 2004. Return on average equity also decreased, from 9.44% for the three months ended March 31, 2003 to 7.44% for the same period in 2004. These declines are mainly attributable to lower fees collected for mortgage banking, since refinancing slowed considerably during the first three months of 2004 compared to high levels experienced during the period ended March 31, 2003. The Company also had increased costs during 2004 due to a new branch opening during the latter part of the second quarter of 2003. Additionally, the Company experienced an increase in professional fees due to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. Further reasons for these changes are discussed in more detail in the following sections.

Net Interest Income. When comparing the quarter ended March 31, 2003 to the same period ended March 31, 2004, there was an overall decline in market interest rates which caused both lower yields and lower costs. However, these declines were partially offset by an increase of $54.9 million or 13.85% in interest-earning assets as well as an increase of $59.7 million or 13.34% in interest-bearing liabilities. Net interest income increased 12.82%, from $3.9 million for the three months ended March 31, 2003 to $4.4 million for the same period in 2004. Interest rate spread increased 0.01%, from 3.73% for the three months ended March 31, 2003 to 3.74% for the same period in 2004. Net interest margin decreased 0.04%, from 3.98% for the three months ended March 31, 2003 to 3.94% for the same period in 2004. The ratio of average interest-earning assets to average interest-bearing liabilities increased 1.32%, from 115.89% for the three months ended March 31, 2003 to 117.21% for the same period in 2004.

Interest Income. Interest income increased $278,000 or 5.12%, primarily due to an increase of $249,000 or 4.96% in loan interest income. This increase is the result of an increase of $49.2 million or 15.62% in average loans receivable, net. The average yield on these loans decreased, from 6.47% for the three months ended March 31, 2003 to 5.82% for the same period in 2004. Interest income on all other investments, including Federal Home Loan Bank stock, Federal Reserve stock, and interest-bearing deposits with other financial institutions, increased by $29,000 or 7.09%. The average yield for these investments decreased 0.02%, from 2.03% for the three months ended March 31, 2003 to 2.01% for the same period in 2004.

Interest Expense. Total interest expense decreased $250,000 or 16.20%, due to a decrease in interest expense paid on deposits. This decrease is primarily due to a decrease in the average cost of deposits, which declined from 1.82% for the three months ended March 31, 2003 to 1.33% for the same period in 2004. Average deposits increased $43.0 million or 12.67%, from $339.3 million for the three months ended March 31, 2003 to $382.3 million for the same period in 2004. The total cost of funds decreased 0.48%, from 1.83% for the three months ended March 31, 2003 to 1.35% for the same period in 2004.

Provision for Loan Losses. The provision for loan losses is a charge to earnings to bring the total allowance for loan losses to a level management considers adequate to provide for inherent losses in the loan portfolio. Management examines a variety of factors on a monthly basis to determine the estimated charge or credit necessary to bring the allowance to an acceptable level. These factors include the nature of the portfolio, collateral values, credit concentrations, historical loss experience along with delinquency and charge-off trends, and economic conditions. Management also identifies specific impaired loans by incorporating known information about individual loans, including borrower’s sensitivity to interest rate movements and other relevant factors.

The provision for loan losses totaled $101,000 for the three months ended March 31, 2004 compared to $56,000 for the same period ended March 31, 2003. This 80.36% increase is primarily due to an increase in the loan portfolio. Net charge-offs declined $29,000, from $79,000 for the quarter ended March 31, 2003 to $50,000 for the same period ended March 31, 2004. Management feels that their evaluations and estimations were reasonable for determining the provision and the allowance for loan losses is deemed to be adequate as of March 31, 2004. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.

Non-Interest Income. Non-interest income decreased $434,000 or 11.11%, from $3.6 million for the three months ended March 31, 2003 to $3.2 million for the same period in 2004. This overall decrease is primarily due to a $736,000 or 55.67% decrease in net gain on sale of loans. The decrease in net gain on sale of loans is the result of a decline in loans sold during the three month period ended March 31, 2004, compared to the same period ended March 31, 2003. The decline is partially attributable to the Company retaining more loans in its portfolio during the first three months of 2004. In addition, there was a decrease in the volume of loans closed during the first quarter of 2004 when compared to the first quarter of 2003, primarily due to the large refinancing activity that occurred during the first three months of 2003. The decrease in net gain on sale of loans is offset by an increase of $169,000 or 16.02% in deposit-related service fees and charges. This is due to an increase in the Bank’s service fee schedule as well as an increase in the number of deposit accounts. Gain on sale of investments also increased by $55,000 or 500.00% due to increased investment activity. In the trust segment, trust service fees increased by $46,000 or 18.70% due to the increase in the overall market economy.

Non-Interest Expense. Non-interest expense increased $201,000 or 3.57%, from $5.6 million for the three months ended March 31, 2003 to $5.8 million for the same period in 2004. This is primarily due to an increase of $121,000 or 17.41% in equipment and service bureau expense, which primarily is a result of increased equipment maintenance expense, equipment rental and lease expense, and computer expense. These increases are partially attributable to the opening of the Bank’s Sam Ridley branch late in the second quarter of 2003. In addition, professional fees increased $82,000 or 77.36%. This increase is due to an increase in internal audit fees as well as an increase in consulting fees as a result of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. The Company also experienced an increase in information technology consulting fees and an increase in other consulting fees due to engaging a professional to assist us in designing an incentive program for the Bank’s new Private Banking division. These increases were partially offset by a decrease of $86,000 or 2.35% in salaries and employee benefits, which was due to decreased commission expense and other retirement expense.

Liquidity and Capital Resources

The Company’s primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2004, cash and cash equivalents totaled $49.2 million or 9.71% of total assets, and investment securities available–for–sale totaled $41.4 million. At March 31, 2004, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $50.0 million.

As of March 31, 2004, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. At March 31, 2004, under the regulations of the Federal Reserve Board, the Bank’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 9.23%, 12.17% and 13.39%, respectively, compared to requirements of 3.0%, 4.0% and 8.0%, respectively. At March 31, 2004, under the regulations of the Federal Reserve Board, the Company’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 10.61%, 14.16%, and 15.37%, respectively.

At March 31, 2004, the Bank had loan commitments of approximately $49.4 million. In addition, at March 31, 2004, the unused portion of lines of credit extended by the Bank was approximately $8.1 million for consumer loans and $30.7 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2004, the Bank had $9.2 million of letters of credit outstanding.

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

Interest rate risk is managed in accordance with policies approved by the Bank’s Board of Directors. Management formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, management considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economy, liquidity, business strategies and other factors. Management meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market value of assets and liabilities, unrealized gains and losses, purchase and sales activities, commitments to originate loans and the maturities of investments. Management uses an analysis of relationships between interest-earning assets and interest-bearing liabilities to manage interest rate risk.

The following table presents the Company's repricing gap at March 31, 2004. The table indicates that at March 31, 2004 the Company was asset sensitive up to six months and had a positive cumulative gap for up to one year. This would indicate an increase in earnings in a rising rate environment.

	Within Six Months	Six Months to One Year	After One to Three Years	After Three to Five Years	Over Ten Years	Total

	(in thousands)
Interest-earning assets:
Loans receivable, net	$132,895	39,121	58,833	129,819	19,195	379,863
FHLB and FRB stock	3,033	-	-	-	-	3,033
Investment securities available-for-sale	3,482	291	7,094	29,521	982	41,370
Interest-bearing deposits with other financial institutions	27,160	-	-	-	-	27,160

Total rate sensitive assets	$166,570	39,412	65,927	159,340	20,177	451,426

Interest-bearing liabilities:
Deposits:
Savings deposits	$2,297	2,297	9,186	9,186	-	22,966
Demand deposits	36,956	36,956	90,350	32,102	-	196,364
Certificates of deposit	62,240	43,431	34,553	14,221	10	154,455
Borrowings	27	27	2,109	109	604	2,876

Total rate sensitive liabilities	$101,520	82,711	136,198	55,618	614	376,661

Excess (deficiency) of interest sensitive assets over interest sensitive liabilities	$65,050	(43,299)	(70,271)	103,722	19,563	74,765
Cumulative excess (deficiency) of interest sensitive assets	$65,050	21,751	(48,520)	55,202	74,765	74,765
Cumulative ratio of interest-earning assets to interest-bearing liabilities	164.08%	111.81%	84.86%	114.68%	119.85%	119.85%
Interest sensitivity gap to total rate sensitive assets	14.41%	(9.59)%	(15.57)%	22.98%	4.33%	16.56%
Ratio of interest-earning assets to interest -bearing liabilities	164.08%	47.65%	48.41%	286.49%	3,286.16%	119.85%
Ratio of cumulative gap to total rate sensitive assets	14.41%	4.82%	(10.75)%	12.23%	16.56%	16.56%

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

Rate Shock is a method for stress testing the Net Interest Margin (NIM) over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down, as applicable, from the current interest rates. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. NIM is then calculated and a margin risk profile is developed. This simulation reveals that the Bank will experience a loss in Net Interest Income if rates decline in the next year. The magnitude and severity of potential loss for a 100 basis point decline in rates under projected growth conditions would be a decline of 17 basis points. The magnitude of potential gain for a 100 basis point increase under projected growth conditions would be an increase of 11 basis points.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a- 15(b) of the Securities Exchange Act of 1934(the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a- 15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)   Not applicable.
(b)   Not applicable.
(c)   Not applicable.
(d)   Not applicable.
(e)   The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 1, 2004 through January 31, 2004	-	$-	-	407,304
February 1, 2004 through February 29, 2004	-	-	-	407,304
March 1, 2004 through March 31, 2004	1,400	15.75	1,400	405,904

Total	1,400	15.75	1,400

On September 26, 2001, the Company announced its plans to implement a program to repurchase 710,480 shares of its common stock outstanding (“stock repurchase program”). The stock repurchase program does not have an expiration date and unless terminated earlier by resolution of the Company’s board of directors, will expire when the Company has repurchased all shares authorized for repurchase thereunder. The Company has no other programs to repurchase common stock at this time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1   CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)
31.2   CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)
32.1   CEO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002
32.2   CFO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002

(b) Reports on Form 8-K

The Company furnished a report on Form 8-K under Item 7, Item 9 and Item 12 dated January 30, 2004, reporting the announcement of the Company’s earnings for 2003.

Notwithstanding the foregoing, information furnished under Item 9 and Item 12 of our Current Reports on Form 8-K, including the related Exhibits, shall not be deemed to be filed for the purpose of Section 18 of the Securities Exchange Act of 1934.

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALRY BANCORP, INC.

Date: May 6, 2004	by

Ed C. Loughry, Jr.
Chairman of the Board and Chief Executive Officer

Date: May 6, 2004	by

Hillard C. Gardner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

