Form 10-Q
period 2004-06-30
CAVALRY BANCORP INC
filed 2004-08-05
CIK 1049535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2004 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from___________ to ___________

Commission File Number: 0-23605

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1721072

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

114 West College Street, Murfreesboro, Tennessee	37130

(Address of Principal Executive Offices)	(Zip Code)

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Issued and Outstanding: 6,734,049 shares as of August 5, 2004.

CAVALRY BANCORP, INC.

Table of Contents

Part I	Financial Information	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003	1-2

	Consolidated Statements of Income (unaudited) for the Three Months and Six Months Ended June 30, 2004 and 2003	3

	Consolidated Statements of Comprehensive Income (unaudited) for the Three Months and Six Months Ended June 30, 2004 and 2003	4

	Consolidated Statements of Cash Flows (unaudited) for the Six Months
	Ended June 30, 2004 and 2003	5

	Notes to Consolidated Financial Statements (unaudited)	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14-15

Item 4.	Controls and Procedures	15-16

Part II	Other Information	17

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

Part I.   Financial Information

ITEM 1.   FINANCIAL STATEMENTS

CAVALRY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
(DOLLARS IN THOUSANDS)

	June 30,	December 31,
Assets	2004	2003

	(Unaudited)
Cash	$13,629	32,946
Interest-bearing deposits with other financial institutions	19,136	37,967

Cash and cash equivalents	32,765	70,913
Investment securities available-for-sale at fair value (amortized cost: $41,970 and $55,136 at June 30, 2004 and December 31, 2003, respectively)	41,268	55,123
Loans held for sale, at estimated fair value	3,922	2,648
Loans receivable, net of allowances for loan losses of $4,600 at June 30, 2004 and $4,525 at December 31, 2003	409,383	350,412
Accrued interest receivable	1,599	1,668
Office properties and equipment, net	18,005	18,431
Required investments in stock of Federal Home Loan Bank and Federal Reserve Bank, at cost	3,057	2,992
Foreclosed assets	8	-
Bank owned life insurance	8,426	8,308
Goodwill	1,772	1,772
Other assets	3,376	2,905

Total assets	$523,581	515,172

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Non-interest-bearing	$88,575	72,443
Interest-bearing	372,364	381,814

Total deposits	460,939	454,257
Advances from Federal Home Loan Bank of Cincinnati	2,862	2,889
Accrued expenses and other liabilities	5,022	3,599

Total liabilities	468,823	460,745

Shareholders’ equity:
Preferred stock, no par value
Authorized- 250,000 shares; none issued or outstanding at June 30, 2004 and December 31, 2003	-	-
Common stock, no par value
Authorized- 49,750,000 shares; issued and outstanding 6,734,049 and 6,834,873 at June 30, 2004 and December 31, 2003, respectively	9,172	10,175
Retained earnings	48,045	46,633
Unallocated ESOP shares	(2,017)	(2,373)
Accumulated other comprehensive loss, net of tax	(442)	(8)

Total shareholders’ equity	54,758	54,427

Total liabilities and shareholders’ equity	$523,581	515,172

Note: The balance sheet presented above at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Interest income:
Loans	$5,572	5,045	10,844	10,069
Investment securities:
Taxable	305	306	647	589
Non-taxable	31	-	38	-
Other	52	101	142	227

Total interest income	5,960	5,452	11,671	10,885

Interest expense – deposits	1,245	1,399	2,514	2,918
Interest expense – borrowings	24	25	48	49

Total interest expense	1,269	1,424	2,562	2,967

Net interest income	4,691	4,028	9,109	7,918
Provision for loan losses	75	45	176	101

Net interest income after provision for loan losses	4,616	3,983	8,933	7,817

Non-interest income:
Servicing income	47	60	93	131
Gain on sale of loans, net	816	1,702	1,402	3,024
Gain on sale of other assets	-	-	53	-
Gain on sale of investment securities, net	12	-	78	11
Deposit servicing fees and charges	1,310	1,192	2,535	2,247
Trust service fees	274	248	566	494
Commissions and other non-banking fees	594	650	1,249	1,350
Other operating income	198	163	462	377

Total non-interest income	3,251	4,015	6,438	7,634

Non-interest expenses:
Salaries and employee benefits	3,659	3,877	7,232	7,536
Occupancy expense	329	344	655	659
Supplies, communications and other office expenses	265	252	483	505
Advertising expense	165	122	316	223
Equipment and service bureau expense	845	736	1,661	1,431
Professional fees	210	130	398	235
Other taxes	115	104	230	208
Other operating expense	358	344	732	670

Total non-interest expenses	5,946	5,909	11,707	11,467

Income before income taxes	1,921	2,089	3,664	3,984
Income tax expense	754	811	1,481	1,538

Net income	$1,167	1,278	2,183	2,446

Basic earnings per share	$0.18	0.20	0.34	0.38

Diluted earnings per share	$0.17	0.19	0.33	0.37

Weighted average shares outstanding - Basic	6,463,543	6,392,100	6,475,265	6,379,006

Weighted average shares outstanding - Diluted	6,691,848	6,694,136	6,713,153	6,640,591

Dividends declared $0.06 per share payable July 9, 2004 for shareholders of record date June 30, 2004.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income	$1,167	1,278	2,183	2,446
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available-for-sale	(513)	5	(386)	(25)
Reclassification adjustment for gains included in net income	(7)	-	(48)	(7)

Comprehensive income	$647	1,283	1,749	2,414

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	2004	2003

Operating activities:
Net cash provided by operating activities	$4,093	10,106

Investing activities:
Increase in loans receivable, net	(59,277)	(21,585)
Principal payments on investment securities	1,451	4,556
Purchase of investment securities available-for-sale	(38,704)	(52,457)
Proceeds from maturities of investment securities	13,900	29,750
Proceeds from sales of investment securities available-for-sale	36,510	2,511
Purchase of Federal Reserve Stock	(18)	-
Purchase of office properties and equipment	(439)	(1,669)
Proceeds from sale of assets	11	378

Net cash used in investing activities	(46,566)	(38,516)

Financing activities:
Net increase in deposits	6,682	7,577
Retirement of common stock	(1,651)	(137)
Proceeds from exercise of stock options	98	-
Dividends paid	(777)	(636)
Net decrease in borrowings	(27)	(28)

Net cash provided by financing activities	4,325	6,776

Decrease in cash and cash equivalents	(38,148)	(21,634)
Cash and cash equivalents, beginning of period	70,913	73,162

Cash and cash equivalents, end of period	$32,765	51,528

Supplemental Disclosures of Cash Flow Information:
Payments during the period for:
Interest	$2,550	2,982

Income taxes	$1,405	1,750

Supplemental Disclosures of Noncash Investing and Financing Activities:

Increase in deferred tax asset related to unrealized losses on investments	$255	18

Net unrealized losses on investment securities available for sale	$(689)	(50)

Dividends declared and payable	$404	341

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

The results of operations for the three months and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

	(Dollars in thousands, except per share data)
Net income:
As reported	$1,167	1,278	2,183	2,446
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards granted, net of related tax effects	(98)	(32)	(201)	(63)

Pro forma net income	$1,069	1,246	1,982	2,383

Earnings per share:
Basic – as reported	$0.18	0.20	0.34	0.38

Basic – pro forma	$0.17	0.19	0.31	0.37

Diluted – as reported	$0.17	0.19	0.33	0.37

Diluted – pro forma	$0.16	0.19	0.30	0.36

3.   Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three months and six months ended June 30, 2004 and 2003. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding that have exercise prices less than the fair market value of the Company’s common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Basic EPS:
Net income	$1,167,000	1,278,000	2,183,000	2,446,000
Average common shares outstanding	6,463,543	6,392,100	6,475,265	6,379,006

Earnings per share - basic	$0.18	0.20	0.34	0.38

Diluted EPS:
Net income	$1,167,000	1,278,000	2,183,000	2,446,000

Average common shares outstanding	6,463,543	6,392,100	6,475,265	6,379,006
Dilutive effect of stock options	228,305	302,036	237,888	261,585

Average dilutive shares outstanding	6,691,848	6,694,136	6,713,153	6,640,591

Earnings per share - diluted	$0.17	0.19	0.33	0.37

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

Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in Note 1 of the financial statements included in the Company’s 2003 Annual Report to Shareholders. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense, and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods. These methods have been consistently applied.

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the three months ended
June 30, 2004:
Interest revenue	$5,960	-	-	-	-	5,960
Other income-external customers	1,606	47	274	496	-	2,423
Interest expense	1,269	-	-	-	-	1,269
Depreciation and amortization	341	42	18	7	-	408
Other significant items:
Provision for loan losses	75	-	-	-	-	75
Gain on sales of assets	12	816	-	-	-	828
Segment profit	1,849	-	47	42	(17)	1,921
Segment assets	517,840	4,054	396	3,215	(1,924)	523,581

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the three months ended
June 30, 2003:
Interest revenue	$5,452	-	-	-	-	5,452
Other income-external customers	1,483	60	248	522	-	2,313
Interest expense	1,424	-	-	-	-	1,424
Depreciation and amortization	313	91	17	15	-	436
Other significant items:
Provision for loan losses	45	-	-	-	-	45
Gain on sales of assets	-	1,702	-	-	-	1,702
Segment profit	1,771	360	40	15	(97)	2,089
Segment assets	461,580	11,809	351	2,842	(2,281)	474,301

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the six months ended
June 30, 2004:
Interest revenue	$11,671	-	-	-	-	11,671
Other income-external customers	3,232	93	566	1,014	-	4,905
Interest expense	2,562	-	-	-	-	2,562
Depreciation and amortization	701	87	35	17	-	840
Other significant items:
Provision for loan losses	176	-	-	-	-	176
Gain on sales of assets	131	1,402	-	-	-	1,533
Segment profit (loss)	3,641	(154)	114	94	(31)	3,664
Segment assets	517,840	4,054	396	3,215	(1,924)	523,581

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the six months ended
June 30, 2003:
Interest revenue	$10,885	-	-	-	-	10,885
Other income-external customers	2,861	131	494	1,113	-	4,599
Interest expense	2,967	-	-	-	-	2,967
Depreciation and amortization	614	181	33	30	-	858
Other significant items:
Provision for loan losses	101	-	-	-	-	101
Gain on sales of assets	11	3,024	-	-	-	3,035
Segment profit	3,470	449	65	115	(115)	3,984
Segment assets	461,580	11,809	351	2,842	(2,281)	474,301

5.   New Accounting Standards

On March 9, 2004, the SEC staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments”, which provides guidance regarding mortgage loan interest rate lock commitments related to loans held for sale as written options, effective for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications, however, the amount of these commitments is not material to the Company’s consolidated financial statements. The impact of implementing this guidance did not have a significant impact on the consolidated financial statements.

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

Overview of Operating Results for the Three Months Ended June 30, 2004 and June 30, 2003

Net income decreased from $1.3 million or $0.19 per diluted share for the quarter ended June 30, 2003 to $1.2 million or $0.17 per diluted share for the quarter ended June 30, 2004. The decrease in earnings was a result of decreased gain on sale of loans, increased provision for loan losses and increased non-interest expense. These factors were partially offset by increased interest income, increased non-interest income excluding gain on sale of loans, and a decline in interest expense. These items are discussed in further detail below.

Overview of Operating Results for the Six Months Ended June 30, 2004 and June 30, 2003

Net income decreased from $2.4 million or $0.37 per diluted share for the six months ended June 30, 2003 to $2.2 million or $0.33 per diluted share for the same period ended June 30, 2004. The decrease in earnings was a result of decreased gain on sale of loans, increased provision for loan losses and increased non-interest expense. These factors were partially offset by increased interest income, increased non-interest income excluding gain on sale of loans, and a decline in interest expense. These items are discussed in further detail below.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. The Company’s accounting policies are fundamental to understanding these financial statements. Certain accounting policies involve significant judgments and complex assumptions by management which may have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. Based on this definition, management considers the allowance for loan losses to be its most critical accounting policy. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes to be appropriate for each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, and changes in non-performing loans. The Company also incorporates known information about individual loans, including borrower’s sensitivity to interest rate movements and other relevant factors. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Southeast and the state of industries predominant in the Middle Tennessee area.

Management also considers its policy on non-accrual loans to be a critical accounting policy. Loans are classified as non-accrual loans when principal or interest is delinquent for 90 days or more. Once a loan is categorized as non-accrual, all previously recorded earned income is reversed and income is no longer accrued on an on-going basis. When the deficiency is cured, the loan is taken out of non-accrual status, the related income is recorded on the books, and interest income will start accruing again as usual.

The final critical accounting policy identified by management relates to the sale of loans. The Bank sells mortgage loans for cash proceeds equal to the principal amount of the loans sold but with yield rates which reflect the current market rate. Gain or loss is recorded at the time of sale in an amount reflecting the difference between the contractual interest rates of the loans sold and the current market rate. The gain (or loss) on sales includes any fees received for release of servicing.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total Assets. Total assets increased 1.63%, from $515.2 million at December 31, 2003 to $523.6 million at June 30, 2004. This overall increase reflects a $59.0 million or 16.83% increase in net loans receivable and a $1.3 million or 48.11% increase in loans held for sale. The increase in net loans receivable is primarily due to a 40.59% increase in commercial lending, a 21.68% increase in construction lending, and an 11.48% increase in consumer lending. These increases were partially offset by a $38.1 million or 53.80% decrease in cash and cash equivalents and a $13.9 million or 25.13% decrease in available-for-sale investment securities. The decrease in investment securities available-for-sale is primarily due to several calls, maturities, and sales of agency securities. These decreases were partially offset by the purchase of municipal securities, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities.

Deposits. Total deposits increased $6.6 million or 1.45%, from $454.3 million at December 31, 2003 to $460.9 million at June 30, 2004. Non-interest-bearing deposits increased $16.1 million or 22.27%, primarily due to a $14.6 million or 21.57% increase in demand deposit accounts. Interest-bearing deposits decreased $9.5 million or 2.48%, primarily due to a $15.8 million or 16.58% decrease in NOW accounts, which was partially offset by a $6.8 million or 31.14% increase in non-personal money market accounts. Transaction accounts, which include both interest-bearing and non-interest-bearing accounts, increased $4.3 million, from $280.5 million at December 31, 2003 to $284.8 million at June 30, 2004. Savings accounts increased $900,000, from $21.0 million at December 31, 2003 to $21.9 million at June 30, 2004. Certificates of deposit increased $1.4 million, from $152.8 million at December 31, 2003 to $154.2 million at June 30, 2004. The overall increase in deposits is due to increased marketing strategies focused on gaining and retaining deposit accounts.

Shareholders’ Equity. Shareholders’ equity increased from $54.4 million at December 31, 2003 to $54.8 million at June 30, 2004. This increase was primarily the result of net income of $2.2 million and the allocation of shares under the Bank's Employee Stock Ownership Plan (ESOP) that totaled $906,000. Additionally, the Company issued common stock as a result of options exercised in the amount of $98,000, inclusive of the related tax benefit. These increases were partially offset by a $434,000 decrease in the valuation allowance for available-for-sale investment securities, dividends of $771,000, and the repurchase of $1.6 million of Company common stock.

Non-Performing Assets. Non-performing assets totaled $950,000 and $859,000 at June 30, 2004 and December 31, 2003, respectively. The allowance for loan losses increased 2.22%, from $4.5 million at December 31, 2003 to $4.6 million at June 30, 2004. Although the non-performing asset balance reflects an increase of $91,000 or 10.59%, non-performing assets have continued to be a relatively small portion of the Bank’s portfolio, with the balance equal to 0.23% of total loans and 0.18% of total assets. Therefore, management feels that the increase in the allowance for loan losses is adequate as of June 30, 2004.

Comparison of Operating Results for the Three Months Ended June 30, 2004 and June 30, 2003.

Net Income. Net income was $1.2 million for the three months ended June 30, 2004 compared to $1.3 million for the three months ended June 30, 2003. Diluted earnings per share decreased $0.02, from $0.19 for the three months ended June 30, 2003 to $0.17 for the same period in 2004. Return on average assets decreased from 1.12% for the three months ended June 30, 2003 to 0.92% for the same period in 2004. Return on average equity also decreased, from 9.91% for the three months ended June 30, 2003 to 8.48% for the same period in 2004. These declines are mainly attributable to a decline in mortgage banking activity during the three months ended June 30, 2004 compared to the same period in 2003. The Company also had increased costs during 2004 due to a new branch opening during the latter part of the second quarter of 2003. Additionally, the Company experienced an increase in professional fees related to the Company’s internal control compliance. These changes are discussed in more detail in the following sections.

Net Interest Income. Net interest income increased 17.50%, from $4.0 million for the three months ended June 30, 2003 to $4.7 million for the same period in 2004. Although there was, in general, an overall decline in both yields and costs when comparing the quarter ended June 30, 2003 to the same period ended June 30, 2004, the Company experienced increased volume in both average interest-earning assets and average interest-bearing liabilities. Average interest-earning assets increased $54.4 million or 13.44%, while average interest-bearing liabilities increased $35.2 million or 10.28%. Interest rate spread increased 0.13%, from 3.74% for the three months ended June 30, 2003 to 3.87% for the same period in 2004. Net interest margin increased 0.12%, from 3.99% for the three months ended June 30, 2003 to 4.11% for the same period in 2004. The ratio of average interest-earning assets to average interest-bearing liabilities increased 3.39%, from 118.00% for the three months ended June 30, 2003 to 121.39% for the same period in 2004.

Interest Income. Interest income increased $508,000 or 9.32%, primarily due to an increase of $527,000 or 10.45% in loan interest income. This increase is the result of an increase of $69.9 million or 21.62% in average loans receivable, net. The average yield on these loans decreased, from 6.26% for the three months ended June 30, 2003 to 5.70% for the same period in 2004. Interest income on all other investments, including Federal Home Loan Bank stock, Federal Reserve Bank stock, and interest-bearing deposits with other financial institutions, decreased by $19,000 or 4.67%. The average yield for these investments increased 0.36%, from 2.01% for the three months ended June 30, 2003 to 2.37% for the same period in 2004. This increase is the result of a restructuring of the Company’s investment portfolio. The Company disposed of shorter-term agency bonds and purchased longer-term CMOs, mortgage-backed securities, and municipal securities, resulting in increased yields.

Interest Expense. Total interest expense decreased $155,000 or 10.88%. This decrease is primarily due to a decrease in the average cost of deposits, which declined from 1.65% for the three months ended June 30, 2003 to 1.33% for the same period in 2004. Average deposits increased $35.3 million or 10.39%, from $339.8 million for the three months ended June 30, 2003 to $375.1 million for the same period in 2004. The total cost of funds decreased 0.32%, from 1.67% for the three months ended June 30, 2003 to 1.35% for the same period in 2004.

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

The provision for loan losses totaled $75,000 for the three months ended June 30, 2004 compared to $45,000 for the same period ended June 30, 2003. This 66.67% increase is primarily due to the increase in the amount of the loan portfolio. Net charge-offs declined $13,000, from $64,000 for the quarter ended June 30, 2003 to $51,000 for the same period ended June 30, 2004. Management feels that their evaluations and estimations were reasonable for determining the provision, and the allowance for loan losses is deemed to be adequate as of June 30, 2004. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.

Non-Interest Income. Non-interest income decreased $764,000 or 17.50%, from $4.0 million for the three months ended June 30, 2003 to $3.3 million for the same period in 2004. This overall decrease is primarily due to a $886,000 or 52.06% decrease in net gain on sale of loans. The decrease in net gain on sale of loans is the result of a decline in loans sold during the three month period ended June 30, 2004, compared to the same period ended June 30, 2003. The decline is partially attributable to the Company retaining more adjustable rate loans in its portfolio during the second quarter of 2004. In addition, the overall level of mortgage loans originated by the Company has declined significantly as a result of higher mortgage rates. The decrease in net gain on sale of loans is offset by an increase of $118,000 or 9.90% in deposit-related service fees and charges. This is due to an increase in the Bank’s service fee schedule as well as an increase in the number of deposit accounts. In the trust segment, trust service fees increased by $26,000 or 10.48% due to an increase in the assets under management.

Non-Interest Expense. Non-interest expense increased $40,000 or 0.68%, from $5.91 million for the three months ended June 30, 2003 to $5.95 million for the same period in 2004. Many factors contributed to this change. Equipment and service bureau expense increased $109,000 or 14.81%, which primarily is a result of increased equipment maintenance expense, equipment rental and lease expense, and computer expense. These increases are partially attributable to the opening of the Bank’s Sam Ridley branch late in the second quarter of 2003. In addition, professional fees increased $80,000 or 61.54%. This increase is due to an increase in internal audit fees as well as an increase in consulting fees as a result of the internal control requirement of the Sarbanes-Oxley Act of 2002. The Company also experienced an increase of $43,000 or 35.25% in advertising expenses, due to the Bank celebrating its 75th anniversary during the second quarter of 2004. This celebration resulted in numerous promotional activities aimed at recognizing current customers and attracting new prospects. These increases were partially offset by a decrease of $218,000 or 5.62% in salaries and employee benefits, which was primarily due to decreased commission expense and overtime compensation expense.

Comparison of Operating Results for the Six Months Ended June 30, 2004 and June 30, 2003.

Net Income. Net income was $2.2 million for the six months ended June 30, 2004 compared to $2.4 million for the six months ended June 30, 2003. Diluted earnings per share decreased $0.04, from $0.37 for the six months ended June 30, 2003 to $0.33 for the same period in 2004. Return on average assets decreased from 1.09% for the six months ended June 30, 2003 to 0.86% for the same period in 2004. Return on average equity also decreased, from 9.66% for the six months ended June 30, 2003 to 7.94% for the same period in 2004. These declines are mainly attributable to lower fees collected for mortgage banking, as refinancing slowed considerably during the first six months of 2004 compared to high levels experienced during the same period ended June 30, 2003. The Company also had increased costs during 2004 due to a new branch opening during the latter part of the second quarter of 2003. Additionally, the Company experienced an increase in professional fees due to the Company’s implementation of its compliance program related to the internal control requirement of the Sarbanes-Oxley Act of 2002. These changes are discussed in more detail in the following sections.

Net Interest Income. Net interest income increased 15.19%, from $7.9 million for the six months ended June 30, 2003 to $9.1 million for the same period in 2004. Although there was, in general, an overall decline in both yields and costs when comparing the six months ended June 30, 2003 to the same period ended June 30, 2004, the Company experienced increased volume in both average interest-earning assets and average interest-bearing liabilities. Average interest-earning assets increased $54.6 million or 13.64%, while average interest-bearing liabilities increased $38.7 million or 11.30%. Interest rate spread increased 0.08%, from 3.73% for the six months ended June 30, 2003 to 3.81% for the same period in 2004. Net interest margin increased 0.03%, from 3.99% for the six months ended June 30, 2003 to 4.02% for the same period in 2004. The ratio of average interest-earning assets to average interest-bearing liabilities increased 2.45%, from 116.96% for the six months ended June 30, 2003 to 119.41% for the same period in 2004.

Interest Income. Interest income increased $786,000 or 7.22%, primarily due to an increase of $775,000 or 7.70% in loan interest income. This increase is the result of an increase of $59.5 million or 18.65% in average loans receivable, net. The average yield on these loans decreased, from 6.36% for the six months ended June 30, 2003 to 5.76% for the same period in 2004. Interest income on all other investments, including Federal Home Loan Bank stock, Federal Reserve Bank stock, and interest-bearing deposits with other financial institutions, increased by $11,000 or 1.35%. The average yield for these investments increased 0.16%, from 2.01% for the six months ended June 30, 2003 to 2.17% for the same period in 2004.

Interest Expense. Total interest expense decreased $405,000 or 13.65%. This decrease is primarily due to a decrease in the average cost of deposits, which declined from 1.73% for the six months ended June 30, 2003 to 1.34% for the same period in 2004. Average deposits increased $38.7 million or 11.40%, from $339.6 million for the six months ended June 30, 2003 to $378.3 million for the same period in 2004. The total cost of funds decreased 0.40%, from 1.75% for the six months ended June 30, 2003 to 1.35% for the same period in 2004.

Provision for Loan Losses. Please see the above section entitled “Comparison of Operating Results for the Three Months Ended June 30, 2004 and June 30, 2003 - Provision for Loan Losses” for a discussion as to how the Company derives the provision for loan losses.

The provision for loan losses totaled $176,000 for the six months ended June 30, 2004 compared to $101,000 for the same period ended June 30, 2003. This 74.26% increase is primarily due to an increase in the amount of the loan portfolio. Net charge-offs declined $42,000, from $143,000 for the six months ended June 30, 2003 to $101,000 for the same period ended June 30, 2004. Management feels that their evaluations and estimations were reasonable for determining the provision and the allowance for loan losses is deemed to be adequate as of June 30, 2004. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.

Non-Interest Income. Non-interest income decreased $1.2 million or 15.79%, from $7.6 million for the six months ended June 30, 2003 to $6.4 million for the same period in 2004. This overall decrease is primarily due to a $1.6 million or 53.64% decrease in net gain on sale of loans. The decrease in net gain on sale of loans is the result of a decline in loans sold during the six month period ended June 30, 2004, compared to the same period ended June 30, 2003. The decline is partially attributable to the Company retaining more adjustable rate loans in its portfolio during the first six months of 2004. In addition, there was a decrease in the volume of loans closed during the first six months of 2004 when compared to the first six months of 2003, primarily due to the large refinancing activity that occurred during the first three months of 2003. The decrease in net gain on sale of loans is offset by an increase of $288,000 or 12.82% in deposit-related service fees and charges. This is due to an increase in the Bank’s service fee schedule as well as an increase in the number of deposit accounts. In the trust segment, trust service fees increased by $72,000 or 14.57% due to an increase in the assets under management.

Non-Interest Expense. Non-interest expense increased $240,000 or 1.74%, from $11.5 million for the six months ended June 30, 2003 to $11.7 million for the same period in 2004. Many factors contributed to this change. Equipment and service bureau expense increased $230,000 or 16.07%, which primarily is a result of increased equipment maintenance expense, equipment rental and lease expense, and computer expense. These increases are partially attributable to the opening of the Bank’s Sam Ridley branch late in the second quarter of 2003. In addition, professional fees increased $163,000 or 69.36%. This increase is due to an increase in internal audit fees as well as an increase in consulting fees as a result of the internal control requirement of the Sarbanes-Oxley Act of 2002. The Company also experienced an increase of $93,000 or 41.70% in advertising expenses, due to the Bank celebrating its 75th anniversary during the second quarter of 2004. This celebration resulted in numerous promotional activities aimed at recognizing current customers and attracting new prospects. These increases were partially offset by a decrease of $304,000 or 4.03% in salaries and employee benefits, which was primarily due to decreased commission expense, overtime compensation expense, and other retirement expense.

Liquidity and Capital Resources

The Company’s primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2004, cash and cash equivalents totaled $32.8 million or 6.26% of total assets, and investment securities available–for–sale totaled $41.3 million. At June 30, 2004, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $50.0 million.

As of June 30, 2004, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. At June 30, 2004, under the regulations of the Federal Reserve Board, the Bank’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 9.47%, 11.56% and 12.68%, respectively, compared to requirements of 3.0%, 4.0% and 8.0%, respectively. At June 30, 2004, under the regulations of the Federal Reserve Board, the Company’s actual leverage, Tier 1, risk-based, and risked-based capital ratios were 10.46%, 12.98%, and 14.10%, respectively. The Company is currently involved in a share repurchase program. The Company has repurchased 108,900 shares this year at an average price of $15.16. The maximum number of shares that may yet be repurchased under the plan is 298,404 shares.

At June 30, 2004, the Bank had off-balance sheet loan commitments of approximately $52.7 million. In addition, at June 30, 2004, the unused portion of lines of credit extended by the Bank was approximately $8.3 million for consumer loans and $30.0 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2004, the Bank had $8.6 million of letters of credit outstanding.

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

The following table presents the Company's repricing gap at June 30, 2004. The table indicates that at June 30, 2004 the Company was asset sensitive up to six months. This would indicate an increase in earnings in a rising rate environment.

	Within Six Months	Six Months to One Year	After One to Three Years	After Three to Five Years	Over Ten Years	Total

	(in thousands)
Interest-earning assets:
Loans receivable, net	$135,125	48,707	62,404	149,196	17,873	413,305
FHLB and FRB stock	3,057	-	-	-	-	3,057
Investment securities available-for-sale	10,615	3,901	5,578	4,060	17,114	41,268
Interest-bearing deposits with other financial institutions	19,136	-	-	-	-	19,136

Total rate sensitive assets	$167,933	52,608	67,982	153,256	34,987	476,766

Interest-bearing liabilities:
Deposits:
Savings deposits	$2,272	2,272	8,704	8,703	-	21,951
Demand deposits	66,334	65,562	32,172	32,173	-	196,241
Certificates of deposit	56,789	43,498	40,979	12,873	33	154,172
Borrowings	27	27	2,109	109	590	2,862

Total rate sensitive liabilities	$125,422	111,359	83,964	53,858	623	375,226

Excess (deficiency) of interest sensitive assets over interest sensitive liabilities	$42,511	(58,751)	(15,982)	99,398	34,364	101,540
Cumulative excess (deficiency) of interest sensitive assets	$42,511	(16,240)	(32,222)	67,176	101,540	101,540
Cumulative ratio of interest-earning assets to interest-bearing liabilities	133.89%	93.14%	89.95%	117.93%	127.06%	127.06%
Interest sensitivity gap to total rate sensitive assets	8.92%	(12.32)%	(3.35)%	20.85%	7.21%	21.30%
Ratio of interest-earning assets to interest -bearing liabilities	133.89%	47.24%	80.97%	284.56%	5,615.89%	127.06%
Ratio of cumulative gap to total rate sensitive assets	8.92%	(3.41)%	(6.76)%	14.09%	21.30%	21.30%

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

Rate shock is a method for stress testing the net interest margin (NIM) over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down, as applicable, from the current interest rates. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. NIM is then calculated and a margin risk profile is developed. This simulation reveals that the Bank will experience a loss in net interest income if rates decline in the next year. The magnitude and severity of potential loss for a 100 basis point decline in rates under projected growth conditions would be a decline of 18 basis points. The magnitude of potential gain for a 100 basis point increase under projected growth conditions would be an increase of 12 basis points.

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

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)   Not applicable.
(b)   Not applicable.
(c)   Not applicable.
(d)   Not applicable.
(e)   The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1, 2004 through April 30, 2004	5,000	$15.60	5,000	400,904
May 1, 2004 through May 31, 2004	81,500	15.08	81,500	319,404
June 1, 2004 through June 30, 2004	21,000	15.33	21,000	298,404

Total	107,500	15.15	107,500

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 22, 2004 at the annual meeting of shareholders of Cavalry Bancorp, Inc. the following Directors were elected for three-year terms:

Name	For	Withhold
Ed C. Loughry, Jr.	5,383,103	119,699
William Kent Coleman	5,377,299	125,503
James C. Cope	5,376,923	125,879

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1   CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)
31.2   CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)
32.1   CEO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002
32.2   CFO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes – Oxley Act 2002

(b) Reports on Form 8-K

    The Company furnished a report on Form 8-K under Item 7, Item 9 and Item 12 dated April 30, 2004, reporting the announcement of the Company’s earnings for the first quarter of 2004.

The Company furnished a report on Form 8 K under Item 5 and Item 7 dated April 30, 2004, announcing the re-election of directors William Kent Coleman, James C. Cope and Ed C. Loughry, Jr., each for three-year terms, at the Annual Stockholder’s Meeting held on April 22, 2004.

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

CAVALRY BANCORP, INC.

Date: August 5, 2004	by

Ed C. Loughry, Jr.
Chairman of the Board and Chief Executive Officer

Date: August 5, 2004	by

Hillard C. Gardner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)