Form 10-Q
period 2004-09-30
CAVALRY BANCORP INC
filed 2004-11-05
CIK 1049535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2004 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from___________ to ___________

Commission File Number: 0-23605

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1721072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

114 West College Street, Murfreesboro, Tennessee	37130
(Address of Principal Executive Offices)	(Zip Code)

(615) 893-1234
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Issued and Outstanding: 6,729,752 shares as of November 5, 2004.

CAVALRY BANCORP, INC.

Part I.  Financial Information

Item 1. FINANCIAL STATEMENTS

CAVALRY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)
(DOLLARS IN THOUSANDS)

	September 30,	December 31,
Assets	2004	2003
	(Unaudited)
Cash	$20,674	32,946
Interest-bearing deposits with other financial institutions	35,366	37,967
Cash and cash equivalents	56,040	70,913
Investment securities available-for-sale at fair value (amortized cost: $43,865 and $55,136 at September 30, 2004 and December 31, 2003, respectively)	43,707	55,123
Loans held for sale, at estimated fair value	2,438	2,648
Loans receivable, net of allowances for loan losses of $4,728 at September 30, 2004 and $4,525 at December 31, 2003	413,788	350,412
Accrued interest receivable	1,813	1,668
Office properties and equipment, net	17,822	18,431
Required investments in stock of Federal Home Loan Bank and Federal Reserve Bank, at cost	3,099	2,992
Foreclosed assets	13	-
Bank owned life insurance	8,499	8,308
Goodwill	1,772	1,772
Other assets	2,911	2,905
Total assets	$551,902	515,172

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$90,212	72,443
Interest-bearing	396,134	381,814
Total deposits	486,346	454,257
Advances from Federal Home Loan Bank of Cincinnati	2,848	2,889
Accrued expenses and other liabilities	6,072	3,599
Total liabilities	495,266	460,745
Shareholders’ equity:
Preferred stock, no par value
Authorized- 250,000 shares; none issued or outstanding at September 30, 2004 and December 31, 2003	-	-
Common stock, no par value
Authorized- 49,750,000 shares; issued and outstanding 6,741,752 and 6,834,873 at September 30, 2004 and December 31, 2003, respectively	9,439	10,175
Retained earnings	49,142	46,633
Unallocated ESOP shares	(1,839)	(2,373)
Accumulated other comprehensive loss, net of tax	(106)	(8)
Total shareholders’ equity	56,636	54,427
Total liabilities and shareholders’ equity	$551,902	515,172

Note: The balance sheet presented above at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income:
Loans	$5,994	5,055	16,839	15,124
Investment securities:
Taxable	332	307	979	896
Non-taxable	36	-	74	-
Other	120	82	261	309
Total interest income	6,482	5,444	18,153	16,329
Interest expense - deposits	1,367	1,303	3,880	4,221
Interest expense - borrowings	24	25	73	74
Total interest expense	1,391	1,328	3,953	4,295
Net interest income	5,091	4,116	14,200	12,034
Provision for loan losses	176	-	352	101
Net interest income after provision for loan losses	4,915	4,116	13,848	11,933
Non-interest income:
Servicing income	47	45	140	176
Gain on sale of loans, net	879	1,687	2,281	4,711
Gain on sale of other assets	-	-	53	-
Gain on sale of investment securities, net	-	-	-	11
Deposit servicing fees and charges	1,457	1,208	3,992	3,455
Trust service fees	266	246	832	740
Commissions and other non-banking fees	649	676	1,899	1,995
Other operating income	221	196	701	579
Total non-interest income	3,519	4,058	9,898	11,667
Non-interest expenses:
Salaries and employee benefits	3,603	3,962	10,834	11,498
Occupancy expense	329	346	984	979
Supplies, communications and other office expenses	223	286	706	791
Advertising expense	87	107	404	330
Equipment and service bureau expense	890	780	2,557	2,211
Professional fees	257	130	656	365
Other taxes	114	116	344	324
Loss on sale of investment securities, net	81	-	3	-
Other operating expense	377	332	1,120	1,003
Total non-interest expenses	5,961	6,059	17,608	17,501
Income before income taxes	2,473	2,115	6,138	6,099
Income tax expense	994	835	2,475	2,373
Net income	$1,479	1,280	3,663	3,726

Basic earnings per share	$0.23	0.20	0.57	0.58

Diluted earnings per share	$0.22	0.19	0.55	0.56

Weighted average shares outstanding - Basic	6,441,148	6,418,261	6,463,810	6,392,235

Weighted average shares outstanding - Diluted	6,675,920	6,713,772	6,700,546	6,666,276

Dividends declared $0.06 per share payable October 8, 2004 for shareholders of record date September 30, 2004.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income	$1,479	1,280	3,663	3,726
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available-for-sale	286	30	(100)	5
Reclassification adjustment for (gains) losses included in net income	50	-	2	(7)
Comprehensive income	$1,815	1,310	3,565	3,724

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	2004	2003

Operating activities:
Net cash provided by operating activities	$9,144	19,658
Investing activities:
Increase in loans receivable, net	(63,770)	(31,849)
Principal payments on investment securities	2,406	5,572
Purchase of investment securities available-for-sale	(47,746)	(76,080)
Proceeds from maturities of investment securities	14,030	43,789
Proceeds from sales of investment securities available-for-sale	42,429	2,500
Purchase of Federal Reserve Stock	(35)	-
Purchase of office properties and equipment	(681)	(1,984)
Proceeds from sale of assets	30	743
Net cash used in investing activities	(53,337)	(57,309)
Financing activities:
Net increase in deposits	32,089	6,361
Retirement of common stock	(1,840)	(137)
Proceeds from exercise of stock options	271	-
Dividends paid	(1,159)	(1,045)
Net decrease in borrowings	(41)	(41)
Net cash provided by financing activities	29,320	5,138
Decrease in cash and cash equivalents	(14,873)	(32,513)
Cash and cash equivalents, beginning of period	70,913	73,162

Cash and cash equivalents, end of period	$56,040	40,649

Supplemental Disclosures of Cash Flow Information:
Payments during the period for:
Interest	$3,919	4,365
Income taxes	$2,195	2,700

Supplemental Disclosures of Noncash Investing and Financing Activities:

Increase in deferred tax asset related to unrealized losses on investments	$145	1
Net unrealized losses on investment securities available for sale	$(47)	(3)
Dividends declared and payable	$405	409

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

The results of operations for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003.

2.    Stock Options

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123 requires entities which continue to apply the provisions of APB 25 to provide pro-forma earnings per share disclosure for stock option grants made in 1995 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123," provides that an entity that has transitioned to the accounting treatment prescribed by SFAS 123 may use the intrinsic value method in lieu of the fair value based method for determining the fair value of stock options at the date of grant. SFAS 148 requires disclosure in addition to SFAS 123 if APB 25 is currently being applied.

The Company applies APB 25 and related interpretations in accounting for the stock option plan. No compensation cost has been recognized for the plan because the stock option price is equal to or greater than the fair value at the grant date. Following is a reconciliation of reported and pro forma net income and earnings per share had compensation cost for the plan been determined based on the fair value method of SFAS 123, as amended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income:
As reported	$1,479	1,280	3,663	3,726
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards granted, net of related tax effects	(110)	(32)	(311)	(95)
Pro forma net income	$1,369	1,248	3,352	3,631
Earnings per share:
Basic - as reported	$0.23	0.20	0.57	0.58
Basic - pro forma	$0.21	0.19	0.52	0.57
Diluted - as reported	$0.22	0.19	0.55	0.56
Diluted - pro forma	$0.21	0.19	0.50	0.54

3.     Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three months and nine months ended September 30, 2004 and 2003. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding that have exercise prices less than the fair market value of the Company’s common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic EPS:
Net income	$1,479,000	1,280,000	3,663,000	3,726,000
Average common shares outstanding	6,441,148	6,418,261	6,463,810	6,392,235

Earnings per share - basic	$0.23	0.20	0.57	0.58

Diluted EPS:
Net income	$1,479,000	1,280,000	3,663,000	3,726,000

Average common shares outstanding	6,441,148	6,418,261	6,463,810	6,392,235
Dilutive effect of stock options	234,772	295,511	236,736	274,041

Average dilutive shares outstanding	6,675,920	6,713,772	6,700,546	6,666,276

Earnings per share - diluted	$0.22	0.19	0.55	0.56

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

For the three months ended	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
September 30, 2004:
Interest income	$6,482	-	-	-	-	6,482
Other income-external customers	1,789	47	266	538	-	2,640
Interest expense	1,391	-	-	-	-	1,391
Depreciation and amortization	361	36	17	2	-	416
Other significant items:
Provision for loan losses	176	-	-	-	-	176
Gain on sales of assets	-	879	-	-	-	879
Segment profit	2,344	27	33	86	(17)	2,473
Segment assets	547,928	2,576	324	2,991	(1,917)	551,902

For the three months ended	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
September 30, 2003:
Interest income	$5,444	-	-	-	-	5,444
Other income-external customers	1,539	45	246	541	-	2,371
Interest expense	1,328	-	-	-	-	1,328
Depreciation and amortization	329	92	16	15	-	452
Other significant items:
Provision for loan losses	-	-	-	-	-	-
Gain on sales of assets	-	1,687	-	-	-	1,687
Segment profit	1,836	264	37	75	(97)	2,115
Segment assets	469,050	5,733	335	2,855	(2,270)	475,703

For the nine months ended	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
September 30, 2004:
Interest income	$18,153	-	-	-	-	18,153
Other income-external customers	5,040	140	832	1,552	-	7,564
Interest expense	3,953	-	-	-	-	3,953
Depreciation and amortization	1,062	123	52	19	-	1,256
Other significant items:
Provision for loan losses	352	-	-	-	-	352
Gain on sales of assets	53	2,281	-	-	-	2,334
Segment profit (loss)	5,985	(127)	147	180	(47)	6,138
Segment assets	547,928	2,576	324	2,991	(1,917)	551,902

For the nine months ended	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
September 30, 2003:
Interest income	$16,329	-	-	-	-	16,329
Other income-external customers	4,360	176	740	1,669	-	6,945
Interest expense	4,295	-	-	-	-	4,295
Depreciation and amortization	942	274	50	45	-	1,311
Other significant items:
Provision for loan losses	101	-	-	-	-	101
Gain on sales of assets	11	4,711	-	-	-	4,722
Segment profit	5,380	713	102	191	(287)	6,099
Segment assets	469,050	5,733	335	2,855	(2,270)	475,703

5.    New Accounting Standards

On March 9, 2004, the SEC staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments", which provides guidance regarding mortgage loan interest rate lock commitments related to loans held for sale as written options, effective for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications, however, the amount of these commitments is not material to the Company’s consolidated financial statements. The impact of implementing this guidance did not have a significant impact on the consolidated financial statements.

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

Overview of Operating Results for the Three Months Ended September 30, 2004 and September 30, 2003

Net income increased from $1.3 million or $0.19 per diluted share for the quarter ended September 30, 2003 to $1.5 million or $0.22 per diluted share for the quarter ended September 30, 2004. The increase in earnings for the quarter was a result of increased net interest income, increased deposit servicing fees and decreased non-interest expense. These factors were partially offset by increased provision for loan losses and decreased gain on sale of loans. These items are discussed in further detail below.

Overview of Operating Results for the Nine Months Ended September 30, 2004 and September 30, 2003

Net income was $3.7 million or $0.56 per diluted share for the nine months ended September 30, 2003 and $3.7 million or $0.55 per diluted share for the same period ended September 30, 2004. The decrease in diluted earnings per share was a result of decreased gain on sale of loans, increased provision for loan losses and increased non-interest expense. These factors were partially offset by increased interest income, increased deposit servicing fees, and a decline in interest expense. These items are discussed in further detail below.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. The Company’s accounting policies are fundamental to understanding these financial statements. Certain accounting policies involve significant judgments and complex assumptions by management which may have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. Based on this definition, management considers the allowance for loan losses to be its most critical accounting policy. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes to be appropriate for each reporting date. Quantitative and qualitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, and changes in non-performing loans. Additionally, the Company considers the general economic environment in the Company’s markets, including economic conditions throughout the Southeast and the state of industries predominant in the Middle Tennessee area. The Company also incorporates known information about individual loans, including borrower’s sensitivity to interest rate movements and other relevant factors.

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

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total Assets. Total assets increased 7.12%, from $515.2 million at December 31, 2003 to $551.9 million at September 30, 2004. This overall increase reflects a $63.4 million or 18.09% increase in net loans receivable. The increase in net loans receivable is primarily due to a 30.13% increase in commercial lending, a 37.33% increase in construction lending, and an 9.50% increase in consumer lending. This increase in loans was partially offset by a $14.9 million or 20.97% decrease in cash and cash equivalents and an $11.4 million or 20.71% decrease in available-for-sale investment securities. The decrease in investment securities available-for-sale is primarily due to investments being called, investments maturing, and sales of investments. These decreases were partially offset by the purchase of municipal securities, collateralized mortgage obligations ("CMOs"), and mortgage-backed securities.

Deposits. Total deposits increased $32.0 million or 7.04%, from $454.3 million at December 31, 2003 to $486.3 million at September 30, 2004. Non-interest-bearing deposits increased $17.8 million or 24.53%, primarily due to a $16.0 million or 23.61% increase in demand deposit accounts. Interest-bearing deposits increased $14.3 million or 3.75%, primarily due to an $11.6 million or 53.24% increase in non-personal money market accounts and a $6.8 million or 12.41% increase in certificates of deposit greater than $100,000. These increases were partially offset by a $4.0 million or 4.18% decrease in NOW accounts. Transaction accounts, which include both interest-bearing and non-interest-bearing accounts, increased $23.3 million, from $280.5 million at December 31, 2003 to $303.8 million at September 30, 2004. Savings accounts increased $1.1 million, from $21.0 million at December 31, 2003 to $22.1 million at September 30, 2004. Certificates of deposit increased $7.6 million, from $152.8 million at December 31, 2003 to $160.4 million at September 30, 2004. The overall increase in deposits is due to increased marketing strategies focused on gaining and retaining deposit accounts.

Shareholders’ Equity. Shareholders’ equity increased from $54.4 million at December 31, 2003 to $56.6 million at September 30, 2004. This increase was primarily the result of net income of $3.7 million and the allocation of shares under the Bank's Employee Stock Ownership Plan (ESOP) that totaled $1.4 million. Additionally, the Company issued common stock as a result of options exercised in the amount of $287,000, inclusive of the related tax benefit. These increases were partially offset by a $98,000 decrease in the valuation allowance for available-for-sale investment securities, dividends of $1.2 million and the repurchase of $1.9 million of Company common stock.

Non-Performing Assets. Non-performing assets totaled $1.2 million and $859,000 at September 30, 2004 and December 31, 2003, respectively. The allowance for loan losses increased 4.44%, from $4.5 million at December 31, 2003 to $4.7 million at September 30, 2004. Although the non-performing asset balance reflects an increase of $341,000 or 39.70%, non-performing assets have continued to be a relatively small portion of the Bank’s portfolio, with the balance equal to 0.29% of total loans and 0.22% of total assets. Therefore, management feels that the increase in the allowance for loan losses is adequate as of September 30, 2004.

Comparison of Operating Results for the Three Months Ended September 30, 2004 and September 30, 2003.

Net Income. Net income was $1.5 million for the three months ended September 30, 2004 compared to $1.3 million for the three months ended September 30, 2003. Diluted earnings per share increased $0.03, from $0.19 for the three months ended September 30, 2003 to $0.22 for the same period in 2004. Annualized return on average assets increased from 1.07% for the three months ended September 30, 2003 to 1.10% for the same period in 2004. Annualized return on average equity also increased, from 9.60% for the three months ended September 30, 2003 to 10.51% for the same period in 2004. These increases are mainly attributable to an increase in consumer, commercial, and construction lending activity as well as an increase in deposit fees during the three months ended September 30, 2004 compared to the same period in 2003, net of a decline in sale of loans. These changes are discussed in more detail in the following sections.

Net Interest Income. Net interest income increased 24.39%, from $4.1 million for the three months ended September 30, 2003 to $5.1 million for the same period in 2004. When comparing the three months ended September 30, 2004 and 2003, the Company experienced increased volume in both average interest-earning assets and average interest-bearing liabilities, while yields and costs varied. Average interest-earning assets increased $65.3 million or 15.51%, while average interest-bearing liabilities increased $32.9 million or 9.27%. Interest rate spread increased 0.24%, from 3.65% for the three months ended September 30, 2003 to 3.89% for the same period in 2004. Net interest margin increased 29 basis points, from 3.88% for the three months ended September 30, 2003 to 4.17% for the same period in 2004. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 118.57% for the three months ended September 30, 2003 to 125.35% for the same period in 2004.

Interest Income. Interest income increased $1.0 million or 19.07%, primarily due to an increase of $939,000 or 18.58% in loan interest income. This increase is the result of an increase of $75.5 million or 22.68% in average loans receivable, net. The average yield on these loans decreased, from 6.03% for the three months ended September 30, 2003 to 5.84% for the same period in 2004. Interest income on all other investments, including Federal Home Loan Bank stock, Federal Reserve Bank stock, and interest-bearing deposits with other financial institutions, increased by $99,000 or 25.45%. The average yield for these investments increased 84 basis points, from 1.76% for the three months ended September 30, 2003 to 2.60% for the same period in 2004. This increase is the result of a restructuring of the Company’s investment portfolio. The Company replaced shorter-term agency bonds with longer-term CMOs, mortgage-backed securities, and municipal securities, resulting in increased yields.

Interest Expense. Total interest expense increased $63,000 or 4.74%. Although the average cost of deposits declined from 1.47% for the three months ended September 30, 2003 to 1.41% for the same period in 2004, the average deposit balance increased, resulting in increased expense. Average deposits increased $33.0 million or 9.38%, from $351.9 million for the three months ended September 30, 2003 to $384.9 million for the same period in 2004. The total cost of funds decreased 5 basis points, from 1.48% for the three months ended September 30, 2003 to 1.43% for the same period in 2004, primarily as a result of a lower cost of funds for certificates of deposit.

Provision for Loan Losses. The provision for loan losses is a charge to earnings to bring the total allowance for loan losses to a level management considers adequate to provide for inherent losses in the loan portfolio. Management examines a variety of factors on a monthly basis to determine the estimated charge or credit necessary to bring the allowance to an acceptable level. These factors include the nature of the portfolio, collateral values, credit concentrations, historical loss experience along with delinquency and charge-off trends, and economic conditions. Management also identifies specific impaired loans by incorporating known information about individual loans, including borrowers’ sensitivity to interest rate movements and other relevant factors.

The provision for loan losses totaled $176,000 for the three months ended September 30, 2004 compared to no provision for the same period ended September 30, 2003. This increase is primarily due to the increase in the amount of the loan portfolio. Net charge-offs increased $3,000, from $45,000 for the quarter ended September 30, 2003 to $48,000 for the same period ended September 30, 2004. Management feels that their evaluations and estimations were reasonable for determining the provision, and the allowance for loan losses is deemed to be adequate as of September 30, 2004. However, a decline in economic conditions or other factors beyond management’s control could significantly affect the amount of losses the Company recognizes in the future.

Non-Interest Income. Non-interest income decreased $600,000 or 14.63%, from $4.1 million for the three months ended September 30, 2003 to $3.5 million for the same period in 2004. This decrease is primarily due to an $808,000 or 47.90% decrease in net gain on sale of loans. The overall volume of mortgage loans originated by the Company has declined significantly as a result of decreased refinancing activity. There has therefore been a decline in loans sold during the three month period ended September 30, 2004, compared to the same period ended September 30, 2003. The decrease in net gain on sale of loans is offset by an increase of $249,000 or 20.61% in deposit-related service fees and charges. This is due to an increase in the Bank’s service fee schedule as well as an increase in the number of deposit accounts. In the trust segment, trust service fees increased by $20,000 or 8.13% due to an increase in the assets under management. In the insurance segment, commission revenue declined slightly while overall segment profit increased by 14.67%, primarily due to expense management.

Non-Interest Expense. Non-interest expense decreased $100,000 or 1.64%, from $6.1 million for the three months ended September 30, 2003 to $6.0 million for the same period in 2004. Many factors contributed to this change. Salaries and employee benefits expense decreased $359,000 or 9.06%, which primarily is a result of decreased commission expense due to the closing of a mortgage origination location during the third quarter of 2004 as well as an overall decline in mortgage originations for the three months ended September 30, 2004 compared to the same period ended 2003. This decrease was partially offset by an increase of $110,000 or 14.10% in equipment and service bureau expense, which primarily is a result of increased processing costs. In addition, professional fees increased $127,000 or 97.69%. This increase is due to an increase in internal audit fees as well as an increase in consulting fees as a result of the internal control requirement of the Sarbanes-Oxley Act of 2002. Management anticipates that its professional fees will continue to exceed historical levels as the Company continues to address the internal control requirements of the Sarbanes-Oxley Act of 2002.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and September 30, 2003.

Net Income. Net income was $3.7 million for the nine months ended September 30, 2004 compared to $3.7 million for the nine months ended September 30, 2003. Diluted earnings per share decreased $0.01, from $0.56 for the nine months ended September 30, 2003 to $0.55 for the same period in 2004. Annualized return on average assets decreased from 1.10% for the nine months ended September 30, 2003 to 0.95% for the same period in 2004. Annualized return on average equity also decreased, from 9.76% for the nine months ended September 30, 2003 to 8.82% for the same period in 2004. These declines are mainly attributable to lower fees collected for mortgage banking as well as decreased gain on sale of loans, as refinancing slowed considerably during the first nine months of 2004 compared to high levels experienced during the same period ended September 30, 2003. Additionally, the Company experienced an increase in professional fees due to the Company’s implementation of its compliance program related to the internal control requirement of the Sarbanes-Oxley Act of 2002. These changes are discussed in more detail in the following sections.

Net Interest Income. Net interest income increased 18.33%, from $12.0 million for the nine months ended September 30, 2003 to $14.2 million for the same period in 2004. When comparing the nine months ended September 30, 2004 and 2003, the Company experienced increased volume in both average interest-earning assets and average interest-bearing liabilities, while yields and costs varied. Average interest-earning assets increased $67.9 million or 17.08%, while average interest-bearing liabilities increased $36.7 million or 10.60%. Interest rate spread increased 0.01%, from 3.83% for the nine months ended September 30, 2003 to 3.84% for the same period in 2004. Net interest margin increased 2 basis points, from 4.05% for the nine months ended September 30, 2003 to 4.07% for the same period in 2004. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 114.70% for the nine months ended September 30, 2003 to 121.43% for the same period in 2004.

Interest Income. Interest income increased $1.8 million or 11.17%, primarily due to an increase of $1.7 million or 11.34% in loan interest income. This increase is the result of an increase of $69.5 million or 21.78% in average loans receivable, net. The average yield on these loans decreased, from 6.34% for the nine months ended September 30, 2003 to 5.79% for the same period in 2004. Interest income on all other investments, including Federal Home Loan Bank stock, Federal Reserve Bank stock, and interest-bearing deposits with other financial institutions, increased by $109,000 or 9.05%. The average yield for these investments increased 29 basis points, from 2.05% for the nine months ended September 30, 2003 to 2.34% for the same period in 2004.

Interest Expense. Total interest expense decreased $342,000 or 7.96%. This decrease is primarily due to a decrease in the average cost of deposits, which declined from 1.64% for the nine months ended September 30, 2003 to 1.36% for the same period in 2004. Average deposits increased $36.8 million or 10.71%, from $343.7 million for the nine months ended September 30, 2003 to $380.5 million for the same period in 2004. The total cost of funds decreased 28 basis points, from 1.66% for the nine months ended September 30, 2003 to 1.38% for the same period in 2004.

Provision for Loan Losses. Please see the above section entitled "Comparison of Operating Results for the Three Months Ended September 30, 2004 and September 30, 2003 - Provision for Loan Losses" for a discussion as to how the Company derives the provision for loan losses.

The provision for loan losses totaled $352,000 for the nine months ended September 30, 2004 compared to $101,000 for the same period ended September 30, 2003. This increase is primarily due to an increase in the amount of the loan portfolio. Net charge-offs declined $39,000, from $188,000 for the nine months ended September 30, 2003 to $149,000 for the same period ended September 30, 2004. Management feels that their evaluations and estimations were reasonable for determining the provision, and the allowance for loan losses is deemed to be adequate as of September 30, 2004. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.

Non-Interest Income. Non-interest income decreased $1.8 million or 15.38%, from $11.7 million for the nine months ended September 30, 2003 to $9.9 million for the same period in 2004. This overall decrease is primarily due to a $2.4 million or 51.58% decrease in net gain on sale of loans. The overall volume of mortgage loans originated by the Company has declined significantly as a result of decreased refinancing activity. There has therefore been a decline in loans sold during the nine month period ended September 30, 2004, compared to the same period ended September 30, 2003. The decrease in net gain on sale of loans is offset by an increase of $537,000 or 15.54% in deposit-related service fees and charges. This is due to an increase in the Bank’s service fee schedule as well as an increase in the number of deposit accounts. In the trust segment, trust service fees increased by $92,000 or 12.43% due to an increase in the assets under management. In the insurance segment, commission revenue decreased 7.01% and overall segment profit decreased 5.76% for the nine months ended September 30, 2004 compared to the same period ended 2003. These decreases are primarily due to a decrease in contingency commission, which is a result of increased claims paid during 2003 due to significant storm damage suffered by the middle Tennessee area during the spring and summer seasons of 2003.

Non-Interest Expense. Non-interest expense increased $107,000 or 0.61%, from $17.5 million for the nine months ended September 30, 2003 to $17.6 million for the same period in 2004. Many factors contributed to this change. Equipment and service bureau expense increased $346,000 or 15.65%, which primarily is a result of increased equipment maintenance expense and increased processing expense. In addition, professional fees increased $291,000 or 79.73%. This increase is due to an increase in internal audit fees as well as an increase in consulting fees as a result of the internal control requirement of the Sarbanes-Oxley Act of 2002. Management anticipates that its professional fees will continue to exceed historical levels as the Company continues to address the internal control requirements of the Sarbanes-Oxley Act of 2002. The Company also experienced an increase of $74,000 or 22.42% in advertising expenses, due to the Bank celebrating its 75th anniversary during the second quarter of 2004. This celebration resulted in numerous promotional activities aimed at recognizing current customers and attracting new prospects. These increases were partially offset by a decrease of $664,000 or 5.77% in salaries and employee benefits, which was primarily attributable to decreased commission expense due to the closing of a mortgage origination location during the third quarter of 2004, as well as an overall decline in mortgage originations during 2004.

Liquidity and Capital Resources

The Company’s primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2004, cash and cash equivalents totaled $56.0 million or 10.15% of total assets, and investment securities available-for-sale totaled $43.7 million. At September 30, 2004, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $50.0 million.

As of September 30, 2004, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. At September 30, 2004, under the regulations of the Federal Reserve Board, the Bank’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 9.40%, 11.60% and 12.74%, respectively, compared to requirements of 3.0%, 4.0% and 8.0%, respectively. At September 30, 2004, under the regulations of the Federal Reserve Board, the Company’s actual leverage, Tier 1, risk-based, and risked-based capital ratios were 10.33%, 12.93%, and 14.07%, respectively. The Company is currently involved in a share repurchase program. The Company has repurchased 120,043 shares this year at an average price of $15.33. The maximum number of shares that may yet be repurchased under the plan is 287,261 shares.

At September 30, 2004, the Bank had off-balance sheet loan commitments of approximately $57.1 million. In addition, at September 30, 2004, the unused portion of lines of credit extended by the Bank was approximately $8.7 million for consumer loans and $35.0 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2004, the Bank had $8.1 million of letters of credit outstanding.

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

The following table presents the Company's repricing gap at September 30, 2004. The table indicates that at September 30, 2004 the Company was asset sensitive up to six months. This would indicate an increase in earnings in a rising rate environment.

	Within Six Months	Six Months to One Year	After One to Three Years	After Three to Five Years	Over Ten Years	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$139,730	45,203	59,709	153,141	18,443	416,226
FHLB and FRB stock	3,099	-	-	-	-	3,099
Investment securities available-for-sale	11,213	2,675	6,316	5,105	18,398	43,707
Interest-bearing deposits with other financial institutions	35,366	-	-	-	-	35,366
Total rate sensitive assets	$189,408	47,878	66,025	158,246	36,841	498,398

Interest-bearing liabilities:
Deposits:
Savings deposits	$2,212	2,212	8,848	8,847	-	22,119
Demand deposits	70,290	70,290	36,512	36,512	-	213,604
Certificates of deposit	56,104	36,095	49,645	18,533	34	160,411
Borrowings	27	27	2,109	109	576	2,848
Total rate sensitive liabilities	$128,633	108,624	97,114	64,001	610	398,982
Excess (deficiency) of interest sensitive assets over interest sensitive liabilities	$60,775	(60,746)	(31,089)	94,245	36,231	99,416
Cumulative excess (deficiency) of interest sensitive assets	$60,775	29	(31,060)	63,185	99,416	99,416
Cumulative ratio of interest-earning assets to interest-bearing liabilities	147.25%	100.01%	90.71%	115.86%	124.92%	124.92%
Interest sensitivity gap to total rate sensitive assets	12.19%	(12.19)%	(6.24)%	18.91%	7.27%	19.95%
Ratio of interest-earning assets to interest -bearing liabilities	147.25%	44.08%	67.99%	247.26%	6,039.51%	124.92%
Ratio of cumulative gap to total rate sensitive assets	12.19%	0.01%	(6.23)%	12.68%	19.95%	19.95%

The gap analysis provides the basis for more detailed analysis in a simulation model. Also gap results are popular rate risk indicators. However, to truly evaluate the impact of rate change on income, simulation is the best technique because variables are changed for various rate conditions. Each category’s interest change is calculated as rates ramp up and down. In addition, the prepayment speeds and repricing speeds are changed.

Rate shock is a method for stress testing the net interest margin (NIM) over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down, as applicable, from the current interest rates. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. NIM is then calculated and a margin risk profile is developed. This simulation reveals that the Bank will experience a loss in net interest income if rates decline in the next year. The magnitude and severity of potential loss for a 100 basis point decline in rates under projected growth conditions would be a decline of 21 basis points. The magnitude of potential gain for a 100 basis point increase under projected growth conditions would be an increase of 18 basis points.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934(the "Exchange Act"), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

   (c)    The following table provides information about purchases by the Company during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2004 through July 31, 2004	-	$ -	-	298,404
August 1, 2004 through August 31, 2004	-	-	-	298,404
September 1, 2004 through September 30, 2004	11,143	16.97	11,143	287,261
Total	11,143	16.97	11,143

On September 26, 2001, the Company announced its plans to implement a program to repurchase 710,480 shares of its common stock outstanding ("stock repurchase program"). The stock repurchase program does not have an expiration date and unless terminated earlier by resolution of the Company’s board of directors, will expire when the Company has repurchased all shares authorized for repurchase thereunder. The Company has no other programs to repurchase common stock at this time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)   Exhibits

31.1   CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)
31.2   CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)
32.1   CEO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes - Oxley Act 2002
32.2   CFO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes - Oxley Act 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVALRY BANCORP, INC.

Date: November 4, 2004	by
Ed C. Loughry, Jr.
Chairman of the Board and Chief Executive Officer

Date: November 4, 2004	by
Hillard C. Gardner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

