Form 10-K
period 2004-12-31
CAVALRY BANCORP INC
filed 2005-03-11
CIK 1049535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2004
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from___________ to ___________

Commission File Number: 0-23605

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1721072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

114 West College Street, Murfreesboro, Tennessee	37130
(Address of Principal Executive Offices)	(Zip Code)

(615) 893-1234
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:Common Stock, no par value per share
(Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the NASDAQ National Market System under the symbol “CAVB” on June 30, 2004, was $77,995,655 (4,936,434 shares at $15.80 per share). It is assumed for purposes of this calculation that the registrant's directors are its affiliates.

The number of shares outstanding of registrant’s common stock as of March 11, 2005 was 7,217,565.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2004 (“Annual Report”) (Parts I and II).

2. Portions of Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (Part III).

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

General
Cavalry Bancorp, Inc. (the “Company”), a Tennessee corporation, was organized on November 5, 1997 for the purpose of becoming the holding company for Cavalry Banking (the “Bank”) upon the Bank's conversion from a federally chartered mutual to a federally chartered stock savings bank (the “Conversion”). The Conversion was completed on March 16, 1998. In January 2002, the Bank converted to a state chartered commercial bank and became a member of the Federal Reserve System. As of that date, the Company became a bank holding company registered with the Board of Governors of the Federal Reserve System (“FRB”). At December 31, 2004, the Company had total assets of $578.7 million, total deposits of $506.5 million and shareholders' equity of $53.8 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

As a result of its conversion to a state chartered bank effective January 2002, the Bank’s primary regulators are the Tennessee Department of Financial Institutions (“TDFI”) and the FRB. Prior to the Conversion, the Bank’s primary federal regulator was the Office of Thrift Supervision (“OTS”). The Bank's deposits have been federally insured since 1936 and are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Savings Association Insurance Fund (“SAIF”). The Bank has been a member of the Federal Home Loan Bank (“FHLB”) system since 1936.

The Bank is a community-oriented financial institution whose primary business is attracting deposits from the general public and using those funds to originate a variety of loans to individuals residing within its primary market area, and to businesses owned and operated by such individuals. The Bank actively makes construction and acquisition and development loans, commercial real estate loans, commercial business loans, and consumer and other non-real estate loans. In addition, the Bank originates both adjustable-rate mortgage (“ARM”) loans and fixed-rate mortgage loans. Generally, ARM loans are retained in the Bank's portfolio and long-term fixed-rate mortgage loans are sold in the secondary market. The Bank also provides trust and investment services through its trust division and brokerage and investment products through its brokerage division, Cavalry Investment Services. The Bank’s subsidiary, Miller & Loughry Insurance and Services, Inc., an independent insurance agency, offers a full line of insurance products and services as well as human resources management services.

Market Area
The Bank considers Rutherford, Davidson, Bedford and Williamson Counties in Central Tennessee to be its primary market area. A large number of the Bank's depositors and borrowers reside in, and a substantial portion of its loan portfolio is secured by properties located in, Rutherford County.

The economy of Rutherford County is diverse and generally stable. According to the Rutherford Area Chamber of Commerce, major employers include Nissan Motor Manufacturing Corp. USA, Rutherford County Government, Whirlpool Corp., Bridgestone/Firestone Inc., Middle Tennessee State University, Alvin C. York Veterans Administration Medical Center and Ingram Distribution, among others.

Lending Activities

General. At December 31, 2004, the Bank's loans receivable portfolio amounted to $433.0 million, or 74.8% of total assets at that date. Real estate loans, including mortgage and construction loans, collectively constituted $210.2 million or 47.9% of the gross loan portfolio at December 31, 2004. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial	$183,129	41.7%	126,833	35.4	104,512	32.2	130,800	44.1	118,206	41.0
Real Estate - construction	95,449	21.7	69,667	19.4	66,882	20.7	48,449	16.4	51,042	17.7
Real Estate - mortgage (1)	114,745	26.2	123,575	34.4	125,259	38.7	71,226	24.1	67,295	23.3
Installment and other consumer	45,739	10.4	38,709	10.8	27,166	8.4	45,424	15.4	52,095	18.0
Total loans	439,062	100.0%	358,784	100.0	323,819	100.0	295,899	100.0	288,638	100.0
Less:
Net deferred loan fees	1,172		1,199		838		767		742
Allowance for loan losses	4,863		4,525		4,657		4,470		4,235

Total loans receivable, net	$433,027		353,060		318,324		290,662		283,661

(1) Includes loans held for sale.

As a result of the 2002 change to a state bank, certain loans that were classified as commercial and consumer loans in prior years are now classified as real estate mortgage. For the year ended December 31, 2002, approximately $27.4 million classified as mortgage loans would have been classified as commercial and $19.3 million classified as mortgage loans would have been classified as installment and other consumer loans.

Real Estate Lending - Mortgage. Historically, the Bank has concentrated its lending activities on the origination of loans secured by residential first mortgages located in its primary market area. At December 31, 2004, $114.7 million, or 26.2% of the Bank's total loan portfolio, consisted of such loans.

Generally, the Bank's fixed-rate loans have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are originated under terms, conditions and documentation that permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation (“FHLMC”). The Bank's fixed-rate loans customarily include “due on sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

The Bank also originates ARM loans secured by residences at rates and terms competitive with market conditions. At December 31, 2004, $50.4 million of these loans, or 11.5% of the Bank's gross loan portfolio, were subject to periodic interest rate adjustments. The Bank originates for its portfolio ARM loans which provide for an interest rate which adjusts every year or which is fixed for one, three or five years and then adjusts every year after the initial period. Most of the Bank's one-year, three-year and five-year ARMs adjust every year after the initial fixed rate period based on the one year Treasury constant maturity index. The Bank's ARMs are typically based on a 30-year amortization schedule. The Bank's ARM loans generally provide for annual and lifetime interest rate adjustment limits of 2% and 5% to 6%, respectively.

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

At December 31, 2004, the composition of the Bank's construction loan portfolio was as follows:

	Outstanding Balance	Percent of Total
	(Dollars in thousands)
Residential:
Speculative construction	$29,464	30.9%
Pre-sold construction	13,749	14.4
Construction/permanent	5,147	5.4
Commercial and multi-family	12,793	13.4
Acquisition and land development	34,296	35.9
Total	$95,449	100.0%

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to pay debt service on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified.

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

Construction lending generally affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Bank's concentration of construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Bank's construction loan portfolio.

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

Commercial Lending. Commercial loans include commercial real estate, commercial business loans, and to a lesser extent loans secured by farmland, and agricultural loans to finance agricultural production. The following table indicates the amounts of each classification of commercial loans at December 31, 2004 and 2003.

	December 31,
	2004		2003
	Outstanding Balances	Percent of Total	Outstanding Balances	Percent of Total
	(Dollars in thousands)
Commercial loans:
Properties secured by farmland	$1,412	0.8%	1,052	0.8
Properties secured by commercial real estate	38,827	21.2	41,407	32.7
Agricultural loans	70	-	41	-
Commercial business loans	142,820	78.0	84,333	66.5
Total	$183,129	100.0%	126,833	100.0

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

The Bank's commercial business lending activities focus primarily on small to medium size businesses owned by individuals who reside in the Bank's primary market area. Commercial business loans may be unsecured loans, but generally are secured by various types of business collateral other than real estate (i.e., inventory, equipment, etc.). In many instances, however, such loans are often also secured by junior liens on real estate. Commercial business loans are generally made in amounts between $50,000 to $100,000 and may be either lines of credit or term loans.

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

As part of its commercial business lending activities, the Bank issues standby letters of credit or performance bonds as an accommodation to its borrowers. See “Loan Commitments and Letters of Credit.”

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

Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

Commercial	$46,961	25,884	94,477	8,772	7,035	183,129
Real estate - construction	76,507	15,992	2,920	-	30	95,449
Real estate - mortgage	13,375	13,173	34,928	10,860	42,409	114,745
Installment and other consumer	11,283	11,237	22,251	553	415	45,739
Total	$148,126	66,286	154,576	20,185	49,889	439,062

The following table sets forth the dollar amount of all loans due after December 31, 2005, which have fixed interest rates or floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)

Commercial	$121,490	14,678
Real estate - construction	6,094	12,848
Real estate - mortgage	58,647	42,723
Installment and other consumer	26,384	8,072
Total	$212,615	78,321

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

The Bank sells most loans originated under FHA and VA programs, including related servicing rights, including those originated for the THDA. The Bank originated $130.3 million mortgage loans for sale in 2004. The Bank sold approximately $133.3 million mortgage loans, and had approximately $2.5 million which were “held for sale” at December 31, 2004. Approximately 90.0% of the one-to-four family mortgage loans sold were fixed rate loans. The Bank also periodically sells conventional one-to-four family loans (i.e., non-FHA/VA loans) with servicing retained and without recourse. These sales generally involve fixed-rate loans that help to reduce the Bank’s exposure to interest rate risk, and the proceeds of sale are used to fund continuing operations. The Bank occasionally may also sell ARM loans to satisfy liquidity needs. See “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources,” contained in the Annual Report.

Sellers of loans are exposed to various degrees of “pipeline risk,” which is the risk that the value of the loan will decline during the period between the time the loan is originated and the time of sale because of changes in market interest rates. The Bank believes it is exposed to a relatively low degree of pipeline risk because it generally does not fix the loan interest rate until shortly before or on the closing date and loans are generally closed against a mandatory purchase commitment by the purchaser.

Although the Bank currently sells its fixed-rate first mortgage loans and typically does not retain servicing on these loans, it has, in the past, retained the responsibility for servicing the loans for the buyer. Servicing loans includes collecting and remitting mortgage loan payments, accounting for principal and interest, and holding and disbursing escrow or impound funds for real estate taxes and insurance premiums. The Bank receives a servicing fee for performing these services for others. The Bank's servicing portfolio amounted to $37.1 million at December 31, 2004. The Bank is generally paid a fee equal to 0.25% of the outstanding principal balance for servicing sold loans. Loan servicing income totaled $36,000, $49,000, and $75,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Bank earns late charges collected from delinquent customers whose loans are serviced by the Bank. The Bank is allowed to invest escrow impounds (funds collected from mortgage customers for the payment of property taxes and insurance premiums on mortgaged real estate) until they are disbursed on behalf of mortgage customers, but is not required to pay interest on these funds. At December 31, 2004, borrowers' escrow funds amounted to $146,000.

Historically, the Bank has not been an active purchaser of loans or participation interests in loans.

Loan Commitments and Letters of Credit. The Bank issues commitments for mortgage loans that are conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. At December 31, 2004, the Bank had commitments to originate mortgage loans of $53.2 million and had unused lines of credit of $40.2 million. Loan commitments are agreements to provide a specific amount of credit to a borrower normally on a one-time basis. Lines of credit are commitments to borrowers that revolve allowing the borrower to continue withdrawing and paying from time to time up to a pre-approved credit limit. See Note 17 of Notes to the Consolidated Financial Statements contained in the Annual Report.

As an accommodation to its commercial business borrowers, the Bank issues standby letters of credit or performance bonds in favor of entities, usually municipalities, for whom the Bank's borrowers are performing work or other services. At December 31, 2004, the Bank had outstanding standby letters of credit of $8.3 million that were issued primarily to municipalities as performance bonds. See Note 17 of Notes to the Consolidated Financial Statements contained in the Annual Report.

Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loan portfolio. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

The Bank charges loan origination fees that are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized $1.1 million, $1.0 million and $898,000 of deferred loan fees during the years ended December 31, 2004, 2003, and 2002, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

Non-performing Assets and Delinquencies. Loans are placed on non-accrual status generally if, in the opinion of management, principal or interest payments are not likely in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date the loan is placed on non-accrual status is reversed against income in the current period. Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining past due balances can be reasonably expected. See Note 1 of Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies” and “Comparison of Financial Condition, Non-Accrual Loans” sections, all contained within the Annual Report.

Interest income that would have been recorded for the year ended December 31, 2004 had non-accruing loans been current in accordance with their original terms was not significant. No interest income was included in net interest income on such loans for the year ended December 31, 2004.

Potential problem assets, which are not included in non-performing assets, amounted to $5.1 million or 1.19% of total loans, net at December 31, 2004 and $4.3 million or 1.22% of total loans, net at December 31, 2003. Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have concerns about a borrower’s ability to fully comply with contractual repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank and its regulators for loans classified as substandard or doubtful.

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

Restructured Loans. Under U.S. generally accepted accounting principles, the Bank is required to account for certain loan modifications or restructuring as a “troubled debt restructuring.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank did not have any restructured loans at December 31, 2004.

Asset Classification. Generally, bank regulators have adopted various regulations or guidelines regarding problem assets of financial institutions. The regulations or guidelines require that each institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the Bank charges the portion considered as loss against its allowance for loan losses. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention” and monitored by the Bank.

The aggregate amounts of the Bank's classified and special mention assets were as follows:

	At December 31,
	2004	2003
	(Dollars in thousands)

Doubtful	$310	138
Substandard assets	4,829	4,117
Special mention	67	193
Totals	$5,206	4,448

Provision for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on concentrations, trends in historical loss experience, specific impaired loans and economic conditions. In determining the adequacy of the allowance for loan losses, management periodically reviews the loan portfolio and considers such factors as delinquency status, past performance problems, historical loss experience, adverse situations that may affect the ability of the borrowers to repay, known and inherent risks in the portfolio, assessments of economic conditions, regulatory policies, and the estimated value of underlying collateral. The Bank’s credit management systems have resulted in low loan loss experience; however, there can be no assurances that such experience will continue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies” and “Critical Accounting Estimates” sections contained within the Annual Report.

At December 31, 2004, the Bank had an allowance for loan losses of $4.9 million. Management believes that the amount maintained in the allowance at December 31, 2004 will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with U.S. GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

Investment Activities
The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and state and municipal governments, deposits at the FHLB-Cincinnati, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Bank as a member of the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB) is also required to maintain an investment in FHLB and FRB stock. The Bank as a matter of safety and soundness is required to maintain adequate levels of liquid assets. See “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources,” contained in the Annual Report.

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

During 2004, the Company restructured its portfolio to extend maturities and to increase yields. This restructuring was accomplished by selling lower yielding agency securities and using the proceeds to purchase higher yield mortgage-backed securities and collateralized mortgage obligations.

The following table sets forth the amortized cost and fair value of the Bank's debt, mortgage-backed and other securities, by accounting classification and by type of security, at the dates indicated.

	At December 31,
	2004		2003		2002
	Amortized Cost (1)	Percent of Total	Amortized Cost (1)	Percent of Total	Amortized Cost (1)	Percent of Total
	(Dollars in thousands)

Held to Maturity:

FHLB and FRB stock	$3,125	6.87%	2,992	5.15	2,874	7.08
Total held to maturity securities	3,125	6.87	2,992	5.15	2,874	7.08

Available for Sale:

Debt Securities:
U.S. Government agency obligations	9,297	20.43	50,132	86.24	26,551	65.40
Mortgage backed securities and collateralized mortgage obligations	29,459	64.75	4,579	7.88	10,752	26.47
State and political subdivisions	3,195	7.02	-	-	-	-
Other securities	425	0.93	425	0.73	425	1.05
Total available for sale securities	42,376	93.13	55,136	94.85	37,728	92.92

Total portfolio	$45,501	100.00%	$58,128	100.00%	40,602	100.00

(1)   The market value of the investment portfolio amounted to $45.3 million, $58.1 million and $40.8 million at December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the market value of the principal components of the Bank's investment securities portfolio was as follows: U.S. Government securities, $9.3 million; collateralized mortgage obligations and mortgage-backed securities, $29.3 million; state and political subdivisions, $3.2 million; other securities, $425,000, and FHLB and FRB stock, $3.1 million.

The following table sets forth, the maturities and weighted average yields of the investment securities in the Bank's portfolio at December 31, 2004.

	Less Than One Year		One Year to Five Years		Over Five Years to Ten Years		Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held to Maturity:

FHLB and FRB stock	$3,125	4.80%	-	-	-	-	-	-
Total held to maturity securities	3,125	4.80	-	-	-	-	-	-

Available for Sale:

Debt Securities:

U.S. Government agency obligations	8,993	2.14	-	-	302	2.92	-	-
Mortgage backed securities and collateralized mortgage obligations	2,833	3.55	9,449	3.73	9,068	3.39	7,914	3.85
State and political subdivisions (1)	-	-	771	3.73	2,428	5.05	-	-
Other securities	100	1.85	325	1.68	-	-	-	-
Total available-for-sale securities	11,926	2.47	10,545	3.67	11,798	3.72	7,914	3.85
Total portfolio	$15,051	2.96%	10,545	3.67	11,798	3.72	7,914	3.85

(1) Tax-exempt securities are not stated on a tax-equivalent basis

In addition to its investment portfolio, the Bank holds life insurance policies on certain directors and officers. The cash value of this life insurance is $11.6 million, which includes an increase of $296,000 in the cash surrender value during 2004.

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

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 2004. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)

Three months or less	$17,203
Over three through six months	7,232
Over six through twelve months	15,186
Over twelve months	36,545
Total	$76,166

Deposit Flow
The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2004			2003			2002
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)

Non-interest-bearing	$81,719	16.13%	$9,276	72,443	15.96	15,100	57,343	14.06
Interest-bearing demand	232,126	45.83	24,077	208,049	45.80	26,119	181,930	44.62
Savings	23,083	4.56	2,075	21,008	4.62	4,364	16,644	4.08
Certificates of deposit, which mature as follows:
Within 1 year	93,421	18.44	(8,164)	101,585	22.36	(809)	102,394	25.11
After 1 year, but within 2 years	36,875	7.28	12,384	24,491	5.39	(3,628)	28,119	6.90
After 2 years, but within 5 years	39,300	7.76	12,629	26,671	5.87	5,349	21,322	5.23
Thereafter	10	-	-	10	-	10	-	-
Total	$506,534	100.00%	$52,277	454,257	100.00	46,505	407,752	100.00

Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

	At December 31,
	2004	2003	2002
	(Dollars in thousands)

0.00 - 1.99%	$39,738	50,395	25,654
2.00 - 3.99%	98,393	72,289	83,375
4.00 - 4.99%	21,857	13,287	18,876
5.00 - 5.99%	8,275	14,313	17,446
6.00 - 6.99%	1,012	2,039	5,333
7.00% and over	331	434	1,151
Total	$169,606	152,757	151,835

Time Deposits by Maturities. The following table sets forth the amount of time deposits in the Bank categorized by maturities at December 31, 2004.

	Amount Due
	One Year	After One to Two Years	After Two to Three Years	After Three to Four Years	After 4 Years	Total
	(Dollars in thousands)

0.00 - 1.99%	$35,995	3,729	14	-	-	39,738
2.00 - 3.99%	53,231	27,386	6,994	6,636	4,146	98,393
4.00 - 4.99%	2,803	3,690	5,726	5,799	3,839	21,857
5.00 - 5.99%	224	1,976	4,547	161	1,367	8,275
6.00 - 6.99%	837	94	81	-	-	1,012
7.00% and over	331	-	-	-	-	331
Total	$93,421	36,875	17,362	12,596	9,352	169,606

Borrowings. Retail deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has the ability to use advances from the FHLB-Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Cincinnati functions as a central reserve bank providing credit for savings associations and for those banks that are FHLB members. As a member of the FHLB-Cincinnati, the Bank is required to own capital stock in the FHLB-Cincinnati and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2004, the Bank had three advances outstanding from the FHLB-Cincinnati in the amount of $2.8 million with a weighted average rate of 3.37%. The Bank also had an approved line of credit of $50.0 million. At December 31, 2004, the Bank could increase its borrowings from the FHLB by $62.5 million. See Note 10 of Notes to the Consolidated Financial Statements contained in the Annual Report, included as Exhibit 13 and incorporated by reference in Item 8.

At December 31, 2004, the Company did not have any other borrowings outstanding.

The following table sets forth certain information regarding FHLB borrowings by the Bank at the end of and during the periods indicated:

	At or For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Maximum amount of borrowings outstanding at any month end	$2,885	2,939	2,957
Approximate average borrowings outstanding	2,860	2,914	1,643
Approximate weighted average rate paid on borrowings	3.37%	3.38	2.92

Trust Department
The OTS granted trust powers to the Bank on December 13, 1991 and such powers continued upon the conversion to a state chartered bank. The Bank is one of the few banks in its primary market area providing a broad range of trust services. These services include acting as trustee under a living trust, a Standby Trust or Testamentary Trust; acting as personal representative; agency services, including custody accounts, agent for the trustee, and agent for the personal representative; and trustee and agent services for accounts subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). In addition to providing fiduciary and investment advisory services, the Bank provides employee benefit services, such as Self-Directed Individual Retirement Accounts (“IRAs”). At December 31, 2004, trust assets under management totaled approximately $149.7 million and non-managed assets totaled $110.4 million.

Personnel
As of December 31, 2004, the Company had 194 full-time employees and 55 part-time employees. The employees are not represented by a collective bargaining unit and the Company believes its relationship with its employees is good.

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

REGULATION
General
The Bank is subject to extensive regulation, examination and supervision by the Tennessee Department of Financial Institutions, its chartering agency, by its primary federal regulator (FRB) and by the insurer of its deposits (FDIC). The Bank must file reports with one or more of these regulatory agencies concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by these agencies to review the Bank’s compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the FRB, the Tennessee Department of Financial Institutions, the FDIC or Congress could have a material adverse impact on the Company, the Bank and their operations. The Company, as a bank holding company, is required to file certain reports and comply with the holding company rules and regulations of the FRB.

Federal Regulation

Federal Reserve System. Effective January 1, 2002, the Bank became a member of the Federal Reserve System. Membership requirements for the Bank are set forth in Regulation H (12 CFR 225). The Bank is required to own stock in the Federal Reserve Bank to be a member of the Federal Reserve System. The total subscription of a member bank equals 6 percent of its capital and surplus. Capital stock and surplus of a member bank means the paid-in capital stock and paid-in surplus of such bank, less any deficit in the aggregate of its retained earnings, gains (losses) on available-for-sale securities, and foreign currency translation accounts. Upon approval by the Federal Reserve Bank of an application for capital stock, the applying bank pays the Federal Reserve Bank one-half of the subscription amount plus accrued dividends. Upon payment the Federal Reserve Bank issues the appropriate number of shares on its books. At December 31, 2004, the Bank’s investment in Federal Reserve Bank stock was $674,000.

Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund (“BIF”) and the SAIF. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority.

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

On September 20, 1996, the Deposit Insurance Funds Act (“DIF Act”) was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As a result of the DIF Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation (“FICO”) in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the FICO bonds at a rate of approximately ..013%. Since December 31, 1999 FICO payments have been shared pro rata between BIF and SAIF members.

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

Prompt Corrective Action. The FDIA requires each federal banking agency to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

At December 31, 2004, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FRB.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. At December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

The following table presents the Bank's and the Company’s regulatory capital compliance as of December 31, 2004.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands, Except Percentages)
Total risk-based capital: (to risk -weighted assets)
Bank	$49,872	11.3%	35,384	8.0	44,230	10.0
Company	56,909	12.7	35,728	8.0	44,660	10.0
Tier 1 risk-based capital: (to risk-weighted assets)
Bank	45,005	10.2	17,692	4.0	26,538	6.0
Company	52,042	11.7	17,864	4.0	26,796	6.0
Tier 1 risk-based capital: (to adjusted total assets)
Bank	45,005	8.2	21,953	4.0	27,441	5.0
Company	52,042	9.3	22,451	4.0	28,064	5.0

Limitations on Capital Distributions. Tennessee state law and FRB regulations impose limitations on the ability of banks to make various distributions of capital such as dividends, stock repurchases and cash-out mergers. Generally under all of these regulations, prior regulatory application and approval is required if the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years. The capital of the Bank is also restricted by a liquidation account that is described in Note 14 of the consolidated financial statements included in the Annual Report.

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

Competition
The Bank faces intense competition in its primary market area for the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits has historically come from other commercial banks, credit unions, thrifts, and other financial institutions such as brokerage firms and insurance companies. As of December 31, 2004, there were 21 commercial banks and 3 credit unions operating in Rutherford and Bedford Counties, Tennessee. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Subsidiary Activities
Under Tennessee law, the Bank generally may invest, in the aggregate, up to 75% of its capital in the stock of, or purchase of the assets of, other corporations, firms, partnerships or companies, including limited liability companies and partnerships that engage in certain approved activities. However, TDFI regulations provide that no bank shall invest more than 25% of its capital in any single corporation, firm, partnership, or company including limited liability companies or partnerships. The Bank’s investment in 100% of the capital stock of Miller & Loughry Insurance and Services, Inc., which had a value of approximately $2.5 million at December 31, 2004, did not exceed these limits.

The Bank, on January 4, 2002, purchased 100% of the capital stock issued and outstanding of Miller & Loughry Insurance and Services, Inc. for cash totaling approximately $2.0 million. Miller & Loughry is an independent insurance agency that also provides human resource outsourcing services. The Bank recorded income from this investment of approximately $185,000 for the year ended December 31, 2004.

Item 2. Properties

The following table sets forth certain information regarding the Bank's offices at December 31, 2004, all of which are owned. Management believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. The mortgage lending and banking segments utilize all locations. The insurance and trust segments utilize the Financial Services Building.

		Approximate
Location	Year Opened	Square Footage	Deposits
			(Dollars in thousands)

Main Office:

114 W. College Street Murfreesboro, Tennessee 37130	1974	48,632	$281,506

Branch Offices:

1745 Memorial Boulevard Murfreesboro, Tennessee 37129	1984	1,925	26,209

1645 N.W. Broad Street Murfreesboro, Tennessee 37129	1995	1,500	15,146

123 Cason Lane Murfreesboro, Tennessee 37128	1997	2,987	45,954

604 N. Main Street Shelbyville, Tennessee 37160	1958	1,500	28,209

269 S. Lowry Street Smyrna, Tennessee 37167	1972	3,898	36,555

467 Sam Ridley Parkway West Smyrna, Tennessee 37167	2003	5,000	8,711

2604 South Church Street Murfreesboro, TN 37127	1998	2,470	23,956

2035 SE Broad Street Murfreesboro, TN 37130	1997	2,038	40,288

Financial Services Building:

214 W. College Murfreesboro, Tennessee 37130	2000	60,000	NA

The Bank owns two commercial building lots on which the Company intends to develop future branch office locations. One building site is located at 2014 Lascassas Pike in Murfreesboro, Tennessee and is the location of a freestanding automated teller machine. The second lot is located on Thompson Lane near the intersection of Thompson Lane and Memorial Boulevard in Murfreesboro, Tennessee.

The Bank uses the services of an outside service bureau for its significant data processing applications. At December 31, 2004, the Bank had 15 proprietary automated teller machines. At December 31, 2004, the net book value of the Bank's office properties, fixtures, furniture and equipment was $17.6 million.

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

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
The information contained under the section captioned “Corporate Information” is included in the Company’s Annual Report to Shareholders (the “Annual Report”) and is incorporated herein by reference.

The following table provides information about purchases by the Company during the quarter ended December 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2004 through October 31, 2004	12,000	$16.95	12,000	275,261
November 1, 2004 through November 30, 2004	-	-	-	275,261
December 1, 2004 through December 31, 2004	-	-	-	275,261
Total	12,000	16.95	12,000

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9 A. Controls and Procedures
Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures, as defined in Rule13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to insure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure. The Company, under the supervision and participation of its management, including the Company’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting. As of the date of filing this Form 10-K, the Company, and its registered public accounting firm, have not finalized the report of management, and the related attestation of the registered public accounting firm, regarding the effectiveness of the Company’s internal control over financial reporting. In reliance on the Securities and Exchange Commission’s 45-day extension for issuers of a certain size, the required management report and related registered public accounting firm attestation are not included with this Form 10-K, but, rather, will be included in an amendment to this Form 10-K to be filed by the Company prior to the expiration of the 45-day extension. Currently, management of the Company is not aware of any material weaknesses in the Company’s internal control over financial reporting, however, no assurances can be given that a material weakness will not be discovered between the date of this Form 10-K and the date of the filing of the amendment to this Form 10-K described above.

Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9 B. Other Events
None.

PART III

Item 10. Directors and Executive Officers of the Registrant
The information required by this item is contained in the sections captioned “Proposal -- Election of Directors,” “Meeting and Committees of the Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and the Bank

		Position
Name	Age	Company	Bank

Ed C. Loughry, Jr.	62	Chairman of the Board and Chief Executive Officer	Chairman of the Board and Chief Executive Officer

Gary Brown	62	Vice Chairman of the Board	Vice Chairman of the Board

Ronald F. Knight	54	President and Chief Operating Officer	President and Chief Operating Officer

William S. Jones	45	Executive Vice President and Chief Administrative Officer	Executive Vice President and Chief Administrative Officer

Hillard C. “Bud” Gardner	56	Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer

David W. Hopper	62	-	Senior Vice President and Trust Officer

Ira B. Lewis, Jr.	58	Senior Vice President and Secretary	Senior Vice President/CRA Compliance Officer and Secretary

R. Dale Floyd	54	-	Senior Vice President

M. Glenn Layne	50	-	Senior Vice President

Joy B. Jobe	60	-	Senior Vice President

Biographical Information
Set forth below is certain information regarding the executive officers of the Company and the Bank. Unless otherwise stated, each executive officer has held his current occupation for the last five years. There are no family relationships among or between the executive officers.

Ed C. Loughry, Jr. joined the Bank in 1968 and currently serves as Chairman of the Board and Chief Executive Officer of the Bank and the Company. Mr. Loughry has served on the Boards of Directors of the Rutherford County Chamber of Commerce, United Way, Heart Fund, the Federal Home Loan Bank of Cincinnati, and the ABA Bank Pac Board. He is past Chairman of the Tennessee Bankers Association and currently serves on the TBA Board. He is also currently serving on the Middle Tennessee Medical Center Board, the Nashville Federal Reserve Bank Board, the American Bankers Association Board, and the Christy-Houston Foundation. He was selected Business Person of the Year in 1993 and Business Legend in 2000 by the Rutherford County Chamber of Commerce.

Gary Brown is the owner and President of Roscoe Brown, Inc. in Murfreesboro, Tennessee, Air Care Heating and Cooling in Nashville, Tennessee and Roscoe Brown Heating and Cooling in Tullahoma, Tennessee. Mr. Brown, a graduate of MTSU, has served on the Murfreesboro Water & Sewer Department Board, the Electrical Examining board, the chamber of Commerce Board, the MTSU Foundation and the Air Conditioning Contractors Board.

Ronald F. Knight joined the Bank in 1972 and currently serves as President and Chief Operating Officer and as a member of the Board of Directors of the Bank and the Company. Mr. Knight currently serves on the Tennessee Housing Development Agency Board, Chairman of the Tennessee State Collateral Pool Board, the Board of Directors of Main Street Murfreesboro/Rutherford County, Division Chair of United Way and committee member of the Tennessee Bankers Association and Destination Rutherford. Mr. Knight was selected as the 2002 Business Person of the Year by the Rutherford County Chamber of Commerce and was voted Most Community Minded Business Leader in 2003. Previously, he served on the Rutherford County Economic Development Council, the Board of Directors of the Rutherford County Chamber of Commerce (for which he served as Chairman), the Board of Directors of the Tennessee Savings and Loan League (for which he served as Chairman), and the Board of Directors of the Tennessee Bankers Association. Mr. Knight is the Co-Founder of a local charity "Christmas for the Children."

William S. Jones joined the Bank in 1992 after working with SunTrust Banks, Inc., and its predecessors. Mr. Jones currently serves as Executive Vice President and Chief Administrative Officer, a position he has held since 1999. Mr. Jones previously held the position of Vice President/Senior Vice President and Trust Officer of the Bank from 1992 to 1997, during which he pioneered the development of the Company’s trust division. Mr. Jones serves on the council of Past Presidents of the Board of Trustees of the Middle Tennessee State University Foundation, and as Chairman of the Rutherford County Chamber of Commerce. Mr. Jones actively supports a variety of charitable endeavors, especially through serving as a member of the Middle Tennessee Medical Center Foundation and as Chairman of the 2004 American Heart Association Heart Ball Gala committee for Rutherford County, Tennessee. Moreover, Mr. Jones is a Member of the Saint Thomas Health Systems Foundation Investment Committee and is a Member of the Executive Committee of Destination Rutherford.

Hillard C. “Bud” Gardner joined the Bank in 1981 and has been Senior Vice President and Chief Financial Officer since 1982. Mr. Gardner is a member of the Tennessee Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the Optimist International.

David W. Hopper joined the Bank in 1992 and has been Senior Vice President and Trust Officer since that time. Mr. Hopper is a graduate of the ABA's National Graduate Trust School and has served as Chairman of the Tennessee Bankers Association Trust Division. Mr. Hopper has over thirty years experience in the trust and wealth management industry and has started trust departments at two banks. Mr. Hopper is President of the Murfreesboro Rotary Club, Chairman of the Murfreesboro City School Board, and a member of the Nashville Estate Planning Council.

R. Dale Floyd joined the Bank in September 1987 and has been Senior Vice President since October 1988. As Senior Vice President, he supervises the Bank's mortgage lending activities, including originations, construction and land development lending. Mr. Floyd's civic activities include participation in Leadership Rutherford, Habitat for Humanity, and Stones River Ducks Unlimited. Mr. Floyd is also a member of the Affordable Housing Advisory Council of the City of Murfreesboro, the National Mortgage Bankers Association, and the Home Builders Associations of Rutherford County and Middle Tennessee.

M. Glenn Layne joined the Bank in August 1994 with over 17 years of banking experience and is currently Senior Vice President and Manager of Commercial and Consumer Lending. Before joining the Bank, Mr. Layne served as Vice President and Manager of a Commercial Lending Group with SunTrust Bank. Mr. Layne also serves as Finance Committee Chairman for the Belle Aire Baptist Church.

Joy B. Jobe joined the Bank in May 1995 with over 24 years of banking experience. She currently serves as Senior Vice President and Chief Business Development Officer overseeing Private Banking and Sales. Before joining the Bank, Ms. Jobe was a Commercial Loan Officer, Relationship Manager and Assistant Vice President with SunTrust Bank. Ms. Jobe is a graduate of Leadership Rutherford and a member of the Board of Directors of the Heart of Tennessee Chapter of the American Red Cross.

Ira B. Lewis, Jr. joined the Bank in 1993 as a Vice President Internal Audit and Compliance. Mr. Lewis became Secretary in January 1996 and Senior Vice President in January 2000. Before joining the Bank, Mr. Lewis was an Examiner and Field Manager of the Office of Thrift Supervision’s Nashville Area Office.

The information required by this item with respect to the Company's code of ethics is incorporated herein by reference to the section entitled "Corporate Governance" in the Company's definitive proxy materials filed in connection with the 2005 Annual Meeting of Shareholders.

The information required by this item with respect to the Company's audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled "Proposal - Election of Directors - Meetings and Committees of the Board of Directors " in the Company's definitive proxy materials filed in connection with the 2005 Annual Meeting of Shareholders.

Item 11. Executive Compensation
The information required by this item is contained under the section captioned “Executive Compensation” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2004:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)

Equity compensation plans approved by shareholders	205,842	$10.26	-

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	205,842	$10.26	-

The information required by this item with respect to ownership of the Company’s common stock is contained under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement and is incorporated herein by reference.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions
The information required by this item is contained under the section captioned “Certain Transactions” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained under the section captioned “Relationship with Principal Accountants” in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits

3.1	Charter of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (restated for SEC electronic filing purposes only) (5)
10.1	Employment Agreement with Ed C. Loughry, Jr. (6)
10.2	Employment Agreement with Ronald F. Knight (6)
10.3	Employment Agreement with William S. Jones (6)
10.4	Employment Agreement with Myron Glenn Layne (6)
10.5	Employment Agreement with James O. Sweeney (6)
10.6	Severance Agreement with Hillard C. Gardner (2)
10.7	Severance Agreement with Ira B. Lewis (2)
10.8	Severance Agreement with R. Dale Floyd (2)
10.9	Severance Agreement with Myron Glenn Layne (2)
10.10	Severance Agreement with Joy B. Jobe (2)
10.11	Severance Agreement with William S. Jones (2)
10.12	Severance Agreement with David W. Hopper (2)
10.13	Cavalry Banking Key Personnel Severance Compensation Plan (2)
10.14	Cavalry Banking Employee Stock Ownership Plan (2)
10.15	Cavalry Bancorp, Inc. 1999 Stock Option Plan (3)
10.32	Director Supplemental Retirement Plan (4)
10.33	Executive Supplemental Retirement Plan (4)
10.34	Agreement of March 31, 2003, between Cavalry Bancorp, Inc. and Edward Elam
13	Annual Report to Stockholders
21	Subsidiaries of the Registrant
23	Consent of Rayburn, Bates & Fitzgerald, P.C.
31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)
31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)
32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes - Oxley Act 2002
32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes - Oxley Act 2002

(1)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).
(2)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998.
(3)	Incorporated herein by reference to the Registrant's Annual Meeting Proxy Statement dated March 15, 1999, as filed with the Securities and Exchange Commission on March 15, 1999.
(4)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on May 10, 2002.
(5)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 25, 2003.
(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2005.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALRY BANCORP, INC.
Date: March 11, 2005	by:
Ed C. Loughry, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

	Chief Executive Officer, Chairman of the Board	March 11, 2005
Ed C. Loughry, Jr.
(Principal Executive Officer)

	Senior Vice President and Chief Financial Officer	March 10, 2005
Hillard C. “Bud” Gardner
(Principal Financial and
Accounting Officer)

	Vice Chairman of the Board	March 8, 2005
Gary Brown

	Director, President and Chief Operating Officer	March 11, 2005
Ronald F. Knight

	Director	March 7, 2005
Tim J. Durham

	Director	March 8, 2005
James C. Cope

	Director	March 8, 2005
Terry G. Haynes

	Director	March 7, 2005
William H. Huddleston, IV

	Director	March 9, 2005
William K. Coleman