Form 10-K/A
period 2004-12-31
CAVALRY BANCORP INC
filed 2005-03-24
CIK 1049535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2004 (“Annual Report”) (Parts I and II).

2. Portions of Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (Part III).

EXPLANATORY NOTE

Cavalry Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005 (“Original Filing”) in accordance with the Commission’s Exemptive Order # 34-50754, to:

•	amend and restate Item 9A to include a report of management and the Company’s independent registered public accounting firm on our internal control over financial reporting, and

•	to include a revised Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above.

As a result of these amendments, the Company is also filing as exhibits to this Amendment No. 1 to Form 10-K the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment No. 1 to Form 10-K the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Amendment No. 1 to Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 9 A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The management of Cavalry Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Cavalry Bancorp, Inc.’s management assessed the effectiveness of Cavalry Bancorp, Inc.’s internal control over financial reporting as of December 31, 2004.  In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on that assessment, management concluded that, as of December 31, 2004, Cavalry Bancorp, Inc.’s internal control over financial reporting was effective based on those criteria.

Cavalry Bancorp, Inc.’s assessment of the effectiveness of Cavalry Bancorp, Inc.’s internal control over financial reporting as of December 31, 2004 has been audited by Rayburn, Bates and Fitzgerald, P.C., an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Cavalry Bancorp, Inc.
Murfreesboro, Tennessee

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Cavalry Bancorp, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cavalry Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cavalry Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Cavalry Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cavalry Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated January 27, 2005 expressed an unqualified opinion on those consolidated financial statements.

Brentwood, Tennessee
March 18, 2005

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits

3.1	Charter of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (restated for SEC electronic filing purposes only) (5)
10.1	Employment Agreement with Ed C. Loughry, Jr. (6)
10.2	Employment Agreement with Ronald F. Knight (6)
10.3	Employment Agreement with William S. Jones (6)
10.4	Employment Agreement with Myron Glenn Layne (6)
10.5	Employment Agreement with James O. Sweeney (6)
10.6	Severance Agreement with Hillard C. Gardner (2)
10.7	Severance Agreement with Ira B. Lewis (2)
10.8	Severance Agreement with R. Dale Floyd (2)
10.9	Severance Agreement with Myron Glenn Layne (2)
10.10	Severance Agreement with Joy B. Jobe (2)
10.11	Severance Agreement with William S. Jones (2)
10.12	Severance Agreement with David W. Hopper (2)
10.13	Cavalry Banking Key Personnel Severance Compensation Plan (2)
10.14	Cavalry Banking Employee Stock Ownership Plan (2)
10.15	Cavalry Bancorp, Inc. 1999 Stock Option Plan (3)
10.32	Director Supplemental Retirement Plan (4)
10.33	Executive Supplemental Retirement Plan (4)
10.34	Agreement of March 31, 2003, between Cavalry Bancorp, Inc. and Edward Elam
13	Annual Report to Stockholders (7)
21	Subsidiaries of the Registrant (7)
23.1	Consent of Rayburn, Bates & Fitzgerald, P.C. (7)
23.2	Consent of Rayburn, Bates & Fitzgerald, P.C. (8)
31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a) (7)
31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a) (7)
31.3	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a) (8)
31.4	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a) (8)
32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes - Oxley Act 2002 (7)
32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, Sarbanes - Oxley Act 2002 (7)

(1)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (333-40057).
(2)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998.
(3)	Incorporated herein by reference to the Registrant's Annual Meeting Proxy Statement dated March 15, 1999, as filed with the Securities and Exchange Commission on March 15, 1999.
(4)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on May 10, 2002.
(5)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 25, 2003.
(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2005.
(7)	Incorporated herein by reference to the Registrant’s Annual Report in Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 11, 2005.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2005	By:
Hillard C. Gardner
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

23.2	Consent of Rayburn, Bates and Fitzgerald, P.C.
31.3	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)
31.4	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)