Form 10-Q
period 2005-03-31
CAVALRY BANCORP INC
filed 2005-05-05
CIK 1049535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from___________ to ___________

Commission File Number: 0-23605

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1721072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

114 West College Street, Murfreesboro, Tennessee	37130
(Address of Principal Executive Offices)	(Zip Code)

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

Common Stock Issued and Outstanding: 7,217,565 shares as of May 5, 2005.

CAVALRY BANCORP, INC.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

CAVALRY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
(DOLLARS IN THOUSANDS)

Assets	March 31, 2005	December 31, 2004
	(Unaudited)
Cash	$15,203	24,319
Interest-bearing deposits with other financial institutions	46,523	38,816
Cash and cash equivalents	61,726	63,135
Time deposits with Federal Home Loan Bank	16,000	-
Investment securities available-for-sale at fair value (amortized cost: $32,088 and $42,376 at March 31, 2005 and December 31, 2004, respectively)	31,484	42,183
Loans held for sale, at estimated fair value	1,668	2,501
Loans receivable, net of allowances for loan losses of $4,907 at March 31, 2005 and $4,863 at December 31, 2004	425,917	430,526
Accrued interest receivable	1,968	1,985
Office properties and equipment, net	17,663	17,607
Required investments in stock of Federal Home Loan Bank and Federal Reserve Bank, at cost	3,256	3,125
Foreclosed assets	251	16
Bank owned life insurance	11,717	11,604
Goodwill	1,772	1,772
Other assets	3,409	4,216
Total assets	$576,831	578,670

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$95,350	81,719
Interest-bearing	418,292	424,815
Total deposits	513,642	506,534
Advances from Federal Home Loan Bank of Cincinnati	2,821	2,835
Dividends payable	505	11,332
Accrued expenses and other liabilities	4,535	4,136
Total liabilities	521,503	524,837
Shareholders’ equity:
Preferred stock, no par value:
Authorized - 250,000 shares; none issued or outstanding at March 31, 2005 and December 31, 2004	-	-
Common stock, no par value:
Authorized - 49,750,000 shares; issued and outstanding 7,217,565 at March 31, 2005 and December 31, 2004	19,354	19,354
Retained earnings	36,341	34,598
Accumulated other comprehensive loss, net of tax	(367)	(119)

Total shareholders’ equity	55,328	53,833
Total liabilities and shareholders’ equity	$576,831	578,670

Note: The balance sheet presented above at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans	$6,480	5,273
Investment securities:
Taxable	320	341
Non-taxable	25	7
Other	346	90
Total interest income	7,171	5,711
Interest expense:
Deposits	1,818	1,269
Borrowings	24	24
Total interest expense	1,842	1,293
Net interest income	5,329	4,418
Provision for loan losses	61	101
Net interest income after provision for loan losses	5,268	4,317
Non-interest income:
Servicing income	50	45
Gain on sale of loans, net	348	586
Gain on sale of other assets	-	53
Gain on sale of investment securities, net	-	66
Deposit servicing fees and charges	1,329	1,224
Trust service fees	252	292
Commissions and other non-banking fees	694	655
Other operating income	298	264
Total non-interest income	2,971	3,185
Non-interest expenses:
Salaries and employee benefits	3,171	3,573
Occupancy expense	284	320
Supplies, communications and other office expenses	226	219
Advertising expense	90	151
Equipment and service bureau expense	894	816
Professional fees	159	188
Other taxes	119	115
Other operating expense	363	377
Total non-interest expenses	5,306	5,759
Income before income taxes	2,933	1,743
Income tax expense	685	727
Net income	$2,248	1,016

Basic earnings per share	$0.31	0.16

Diluted earnings per share	$0.31	0.15

Weighted average shares outstanding - Basic	7,217,565	6,486,988

Weighted average shares outstanding - Diluted	7,326,051	6,732,839

Dividends declared $0.07 per share payable April 15, 2005 for shareholders of record date March 31, 2005.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004

Net income	$2,248	1,016
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available-for-sale	(248)	127
Reclassification adjustment for gains included in net income	-	(41)
Comprehensive income	$2,000	1,102

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	2005	2004

Operating activities:
Net cash provided by operating activities	$4,806	6,358
Investing activities:
Decrease (increase) in loans receivable, net	4,311	(28,007)
Increase in time deposits with Federal Home Loan Bank	(16,000)	-
Principal payments on investment securities	1,252	405
Purchase of investment securities available-for-sale	-	(26,619)
Proceeds from maturities of investment securities	9,000	10,650
Proceeds from sales of investment securities available-for-sale	-	29,541
Purchase of Federal Reserve Stock	(104)	(18)
Purchase of office properties and equipment	(465)	(168)
Proceeds from sale of foreclosed assets	29	-
Proceeds from sale of assets	-	32
Net cash used in investing activities	(1,977)	(14,184)
Financing activities:
Net increase (decrease) in deposits	7,108	(13,464)
Retirement of common stock	-	(22)
Dividends paid	(11,332)	(389)
Net decrease in borrowings	(14)	(13)
Net cash used in financing activities	(4,238)	(13,888)
Increase (decrease) in cash and cash equivalents	(1,409)	(21,714)
Cash and cash equivalents, beginning of period	63,135	70,913

Cash and cash equivalents, end of period	$61,726	49,199

Supplement Disclosures of Cash Flow Information:
Payments during the period for:
Interest	$1,804	1,287
Income taxes	$-	-

Supplemental Disclosures of Noncash Investing and Financing Activities:

Increase (decrease) in deferred tax asset (liability) related to unrealized gains (losses) on investments	$162	(54)
Net unrealized gains (losses) on investment securities available for sale	$(410)	140
Dividends declared and payable	$505	410

See accompanying notes to consolidated financial statements.

Cavalry Bancorp, Inc.
Notes to Consolidated Financial Statements
1.    Basis of Presentation

Cavalry Bancorp, Inc. (the “Company”), a Tennessee corporation, is the holding company for Cavalry Banking (the "Bank"), a state chartered Federal Reserve member commercial bank. Miller & Loughry Insurance and Services, Inc. (“Miller & Loughry”), an independent insurance agency, is a wholly-owned subsidiary of the Bank.

The unaudited consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiary Miller & Loughry, and other insignificant subsidiaries (collectively the Company). All material intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004.

2.    Stock Options

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma earnings per share disclosure for stock option grants made in 1995 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123,” provides that an entity that has transitioned to the accounting treatment prescribed by SFAS 123 may use the intrinsic value method in lieu of the fair value based method for determining the fair value of stock options at the date of grant. SFAS 148 requires disclosure in addition to SFAS 123 if APB Opinion No. 25 is currently being applied.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the stock option plan. No compensation cost has been recognized for the plan because the stock option price is equal to or greater than the fair value at the grant date. As of December 31, 2004, all remaining stock options were vested, resulting in no compensation expense for future periods until more stock options are awarded. Following is a reconciliation of reported and pro forma net income and earnings per share had compensation cost for the plan been determined based on the fair value of SFAS 123, as amended:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net income:
As reported	$2,248	1,016
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards granted, net of related tax effects	-	(103)
Pro forma net income	$2,248	913
Earnings per share:
Basic - as reported	$0.31	0.16
Basic - pro forma	$0.31	0.14
Diluted - as reported	$0.31	0.15
Diluted - pro forma	$0.31	0.14

3.    Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three months ended March 31, 2005 and 2004. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Three Months Ended March 31,
	2005	2004
Basic EPS:
Net income	$2,248,000	1,016,000
Average common shares outstanding	7,217,565	6,486,988

Earnings per share - basic	$0.31	0.16

Diluted EPS:
Net income	$2,248,000	1,016,000

Average common shares outstanding	7,217,565	6,486,988
Dilutive effect of stock options	108,486	245,851

Average dilutive shares outstanding	7,326,051	6,732,839

Earnings per share - diluted	$0.31	0.15

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

Segment information is derived from the internal reporting system utilized by management with accounting policies and procedures consistent with those described in Note 1 of the 2004 Annual Report to Shareholders. Segment performance is evaluated by the Company based on profit or loss before income taxes. Revenue, expense, and asset levels reflect those which can be specifically identified and those assigned based on internally developed allocation methods. These methods have been consistently applied.

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the three months ended March 31, 2005:	(Dollars in thousands)

Interest revenue	$7,171	-	-	1	(1)	7,171
Other income-external customers	1,822	1	270	573	(43)	2,623
Interest expense	1,843	-	-	-	(1)	1,842
Depreciation and amortization	378	23	14	7	-	422
Other significant items:
Provision for loan losses	61	-	-	-	-	61
Gain on sales of assets	-	348	-	-	-	348
Segment profit	2,719	67	37	135	(25)	2,933
Segment assets	573,271	1,708	279	3,476	(1,903)	576,831

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the three months ended March 31, 2004:	(Dollars in thousands)

Interest revenue	$5,711	-	-	-	-	5,711
Other income-external customers	1,624	45	292	519	-	2,480
Interest expense	1,293	-	-	-	-	1,293
Depreciation and amortization	360	45	17	10	-	432
Other significant items:
Provision for loan losses	101	-	-	-	-	101
Gain on sales of assets	119	586	-	-	-	705
Segment profit (loss)	1,792	(154)	67	52	(14)	1,743
Segment assets	503,066	1,868	357	3,063	(1,930)	506,424

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “feels,” “believes,” “anticipates,” “intends,” and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company's actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; changes in market conditions in the Company’s principal market area; adverse changes in the financial condition of the loan loss reserves; competitive pressures on loan or deposit terms; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Overview of Operating Results for the Three Months Ended March 31, 2005 and March 31, 2004

Net income increased from $1.0 million or $0.15 per diluted share for the quarter ended March 31, 2004 to $2.2 million or $0.31 per diluted share for the quarter ended March 31, 2005. The increase in earnings was a result of increased loan interest income as well as decreased non-interest expenses. Additionally, the Company recognized a federal tax benefit due to payment of cash dividends to participants in the Employee Stock Ownership Plan (“ESOP”). The Company is entitled to a deduction for dividends on its stock held by an ESOP that are paid to the ESOP and subsequently distributed to the participant in cash no later than ninety days after the end of the plan year in which the dividends are paid to the ESOP. The above factors were partially offset by increased interest expense and a decline in gain on sale of loans. These items are discussed in further detail below.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. The Company’s accounting policies are fundamental to understanding these financial statements. Certain accounting policies involve significant judgments and complex assumptions by management which may have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. Based on this definition, management considers the allowance for loan losses to be its most critical accounting policy. The Company’s allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes to be appropriate for each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, and changes in non-performing loans. The Company also incorporates known information about individual loans, including borrower’s sensitivity to interest rate movements and other relevant factors. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Southeast and the state of industries predominant in the Middle Tennessee area.

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

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total Assets. Total assets decreased slightly, from $578.7 million at December 31, 2004 to $576.8 million at March 31, 2005. Changes in total assets include a $10.7 million or 25.36% decrease in investment securities available-for-sale, a $9.1 million or 37.49% decrease in cash, and a $4.6 million or 1.07% decrease in net loans receivable. The decrease in cash is primarily due to dividend payments totaling $11.3 million as a result of the special dividend declared in the fourth quarter of 2004 being paid in 2005. The decrease in investment securities is primarily due to several maturities that occurred during the first quarter of 2005. In addition, the funds received for these maturities were re-invested into short-term certificates of deposit. This re-allocation was the primary reason for a $7.7 million or 19.86% increase in interest-bearing deposits with other financial institutions, as well as contributing to the $16.0 million increase in time deposits with Federal Home Loan Bank.

Deposits. Total deposits increased $7.1 million or 1.40%, from $506.5 million at December 31, 2004 to $513.6 million at March 31, 2005. Transaction accounts decreased $5.2 million, from $313.8 million at December 31, 2004 to $308.6 million at March 31, 2005. Savings accounts increased $1.7 million, from $23.1 million at December 31, 2004 to $24.8 million at March 31, 2005. Certificates of deposit (“CDs”) increased $10.6 million, from $169.6 million at December 31, 2004 to $180.2 million at March 31, 2005. This re-allocation of deposit accounts is primarily due to an increase in CD interest rates, resulting in customers locking in higher interest rates over longer periods in term deposits. Management expects to continue to actively solicit deposit relationships at all locations.

Shareholders’ Equity. Shareholders’ equity increased $1.5 million, from $53.8 million at December 31, 2004 to $55.3 million at March 31, 2005. This increase was the result of net income of $2.2 million, which was partially offset by dividends of $505,000 and a $248,000 increase in unrealized losses on available-for-sale investment securities.

Non-Performing Assets. Non-performing assets totaled $567,000 and $764,000 at March 31, 2005 and December 31, 2004, respectively. The allowance for loan losses remained relatively constant at $4.9 million at December 31, 2004 and March 31, 2005. Non-performing assets have continued to be a very small portion of the Bank’s portfolio, with the balance equal to 0.13% of total loans and 0.10% of total assets at March 31, 2005. Management feels that the allowance for loan losses is adequate as of March 31, 2005.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and March 31, 2004

Net Income. Net income was $2.2 million for the three months ended March 31, 2005 compared to $1.0 million for the three months ended March 31, 2004. Diluted earnings per share increased $0.16, from $0.15 for the three months ended March 31, 2004 to $0.31 for the same period in 2005. Annualized return on average assets increased from 0.81% for the three months ended March 31, 2004 to 1.58% for the same period in 2005. Annualized return on average equity also increased, from 7.44% for the three months ended March 31, 2004 to 16.56% for the same period in 2005. These increases are mainly attributable to higher interest income on loans, due to both an increase in interest rates as well as an increase in the loan portfolio when comparing the first quarter of 2005 to the same period in 2004. Additionally, non-interest expense decreased $453,000 or 7.87%, primarily due to a decrease in employee benefits expense. The Company also recognized a federal tax benefit of $427,000 as a result of cash dividends paid to participants in the ESOP. Without this tax benefit, net income would have been $1.8 million, diluted earnings per share would have been $0.25, and for the 2005 quarter, annualized return on average assets would have been 1.28% and annualized return on average equity would have been 13.42%.

The Company believes it is appropriate to provide investors with information regarding its results of operations and certain performance ratios for the 2005 first quarter without giving effect to the tax benefit of the cash dividends paid to participants in the ESOP as this tax benefit is not expected to be recurring and the Company believes that removing the effect of this tax benefit from its 2005 first quarter results of operations and performance ratios provides investors with a more comparable comparison to the Company’s results of operations and performance ratios for the first quarter of 2004. Further, management of the Company reviews the Company’s results of operations net of the tax benefit to assess the performance of the Company’s business in comparison to comparable periods.

Net Interest Income. When comparing the quarter ended March 31, 2004 to the same period ended March 31, 2005, there was an overall increase in market interest rates which caused both higher yields and higher costs. In addition, in the 2005 quarter average interest-earning assets increased $71.0 million or 15.71% and average interest-bearing liabilities increased $41.8 million or 10.85%. These increases led to a 20.45% increase in net interest income, which went from $4.4 million for the three months ended March 31, 2004 to $5.3 million for the same period in 2005. Interest rate spread increased from 3.74% for the three months ended March 31, 2004 to 3.82% for the same period in 2005. Net interest margin increased from 3.94% for the three months ended March 31, 2004 to 4.14% for the same period in 2005. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 117.21% for the three months ended March 31, 2004 to 122.36% for the same period in 2005.

Interest Income. Interest income increased $1.5 million or 25.56%, primarily due to an increase of $1.2 million or 22.89% in loan interest income. This increase is the result of an increase of $63.5 million or 17.44% in average loans receivable, net, which is partially attributable to a healthy lending environment in the growing middle Tennessee area. The average yield on loans increased as well, from 5.82% for the three months ended March 31, 2004 to 6.15% for the same period in 2005. This increase in yield is due to an increase in the prime rate, which has a direct impact on rates charged for construction, acquisition and development loans, as well as certain commercial and consumer loans. Management is actively soliciting these types of loans. Interest income on all other investments, including Federal Home Loan Bank stock, Federal Reserve stock, and interest-bearing deposits with other financial institutions, increased by $253,000 or 57.76%. The average yield for these investments increased from 2.01% for the three months ended March 31, 2004 to 2.95% for the same period in 2005. These increases in other investments are primarily due to an increase in average interest-bearing deposits, including certificates of deposit, at the Federal Home Loan Bank.

Interest Expense. Total interest expense increased $549,000 or 42.46%, due to an increase in both the average cost of deposits and the average volume of deposits. Average cost increased from 1.33% for the three months ended March 31, 2004 to 1.74% for the same period in 2005. Average deposits increased $41.9 million or 10.96%, from $382.3 million for the three months ended March 31, 2004 to $424.2 million for the same period in 2005. The total cost of funds increased from 1.35% for the three months ended March 31, 2004 to 1.75% for the same period in 2005. This increase is primarily due to rising market interest rates.

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

The provision for loan losses totaled $61,000 for the three months ended March 31, 2005 compared to $101,000 for the same period ended March 31, 2004. This 39.60% decrease is primarily due to less net charge-offs during the first quarter of 2005 when compared to the same period in 2004. Net charge-offs declined $33,000, from $50,000 for the quarter ended March 31, 2004 to $17,000 for the same period ended March 31, 2005. Management feels that their evaluations and estimations were reasonable for determining the provision and the allowance for loan losses is deemed to be adequate as of March 31, 2005. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.

Non-Interest Income. Non-interest income decreased $214,000 or 6.25%, from $3.2 million for the three months ended March 31, 2004 to $3.0 million for the same period in 2005. This overall decrease is primarily due to a $238,000 or 40.61% decrease in net gain on sale of loans. The decrease in net gain on sale of loans is the result of a decline in loans sold during the three month period ended March 31, 2005, compared to the same period ended March 31, 2004. The decline is primarily attributable to a decrease in the volume of mortgage loans closed during the first quarter of 2005 when compared to the first quarter of 2004, as a result of a reduction in demand for mortgage loans. In addition, gain on sale of other assets and investment securities decreased $119,000, as no assets or investment securities were sold during the first quarter of 2005. These decreases are partially offset by an increase of $105,000 or 8.58% in deposit-related service fees and charges. This is due to an increase in the Bank’s service fee schedule as well as an increase in the number of deposit accounts.

Non-Interest Expense. Non-interest expense decreased $453,000 or 8.62%, from $5.8 million for the three months ended March 31, 2004 to $5.3 million for the same period in 2005. This is primarily due to a $402,000 or 11.25% decrease in salaries and employee benefit expense. This decrease is attributable to a $493,000 decrease in expense related to the ESOP. During the fourth quarter of 2004, the remaining unallocated shares of the ESOP were released as a result of the repayment of a note payable which encumbered these shares. Any remaining expense of the ESOP was recognized in 2004 as a result of the repayment of the note payable. Other changes in non-interest expense include a $61,000 or 40.40% decrease in advertising costs, primarily due a change in marketing strategy which has changed the timing of specific advertising campaigns when comparing the three months ended March 31, 2004 and 2005. Additionally, equipment and service bureau expense increased $78,000 or 9.56%, which primarily is a result of increased equipment maintenance expense, equipment rental and lease expense, and computer expense.

Income Taxes. Federal income taxes were reduced as a result of a cash distribution of dividends to participants in the ESOP. The Company recognized a tax benefit in the amount of $427,000 on this transaction. Without this tax benefit, net income would have been $1.8 million, diluted earnings per share would have been $0.25, and the effective tax rate would have been 37.9%. Including the tax benefit, the effective tax rate for the period ending March 31, 2005 was 23.4%, compared with 41.7% for the period ending March 31, 2004.

Liquidity and Capital Resources

The Company’s primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, maturing securities, term deposits and Federal Home Loan Bank (FHLB) of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2005, cash and cash equivalents totaled $61.7 million or 10.70% of total assets, and investment securities available-for-sale totaled $31.5 million. At March 31, 2005, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $50.0 million.

As of March 31, 2005, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. At March 31, 2005, under the regulations of the Federal Reserve Board, the Bank’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 8.28%, 10.36% and 11.44%, respectively, compared to requirements of 3.0%, 4.0% and 8.0%, respectively. At March 31, 2005, under the regulations of the Federal Reserve Board, the Company’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 9.38%, 11.86%, and 12.94%, respectively. The Company is currently involved in a share repurchase program. The Company has not repurchased any shares during 2005. The maximum number of shares that may yet be repurchased under the plan is 275,261 shares.

At March 31, 2005, the Bank had loan commitments of approximately $60.9 million. In addition, at March 31, 2005, the unused portion of lines of credit extended by the Bank was approximately $9.3 million for consumer loans and $55.2 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2005, the Bank had $9.5 million of letters of credit outstanding.

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

The following table presents the Company's repricing gap at March 31, 2005. The table indicates that at March 31, 2005 the Company was asset sensitive up to six months and had a positive cumulative gap for up to one year. This would generally indicate an increase in net interest income in a rising rate environment.

	Within Six Months	Six Months to One Year	After One to Three Years	After Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$143,092	37,704	72,181	158,883	15,725	427,585
FHLB and FRB stock	3,256	-	-	-	-	3,256
Investment securities available-for-sale	7,257	1,093	4,546	5,218	13,370	31,484
Interest-bearing deposits with other financial institutions	58,523	4,000	-	-	-	62,523
Total rate sensitive assets	$212,128	42,797	76,727	164,101	29,095	524,848

Interest-bearing liabilities:
Deposits:
Savings deposits	$2,477	2,477	9,910	9,909	-	24,773
Demand deposits	69,705	69,705	36,932	36,932	-	213,274
Certificates of deposit	52,434	41,117	65,424	20,989	281	180,245
Borrowings	27	27	2,109	109	549	2,821
Total rate sensitive liabilities	$124,643	113,326	114,375	67,939	830	421,113
Excess (deficiency) of interest sensitive assets over interest sensitive liabilities	$87,485	(70,529)	(37,648)	96,162	28,265	103,735
Cumulative excess (deficiency) of interest sensitive assets	$87,485	16,956	(20,692)	75,470	103,735	103,735
Cumulative ratio of interest-earning assets to interest-bearing liabilities	170.19%	107.13%	94.13%	117.96%	124.63%	124.63%
Interest sensitivity gap to total rate sensitive assets	16.67%	(13.44)%	(7.17)%	18.32%	5.39%	19.76%
Ratio of interest-earning assets to interest -bearing liabilities	170.19%	37.76%	67.08%	241.54%	3,505.42%	124.63%
Ratio of cumulative gap to total rate sensitive assets	16.67%	3.23%	(3.94)%	14.38%	19.76%	19.76%

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

“Rate shock” is a method for stress testing the net interest margin (NIM) over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down, as applicable, from the current interest rates. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. NIM is then calculated and a margin risk profile is developed. This simulation reveals that the Bank will experience a loss in net interest income if rates decline in the next year. The magnitude and severity of potential loss for a 100 basis point decline in rates under projected asset growth conditions would be a decline of 21 basis points in net interest margin.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
The following table provides information about purchases by the Company during the quarter ended March 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2005 through January 31, 2005	-	$ -	-	275,261
February 1, 2005 through February 28, 2005	-	-	-	275,261
March 1, 2005 through March 31, 2005	-	-	-	275,261
Total	-	$ -	-

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

CAVALRY BANCORP, INC.

Date: May 5, 2005	by:
Ed C. Loughry, Jr.
Chairman of the Board and Chief Executive Officer

Date: May 5, 2005	by:
Hillard C. Gardner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)