Form 10-Q
period 2005-06-30
CAVALRY BANCORP INC
filed 2005-08-05
CIK 1049535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from___________ to ___________

Commission File Number: 0-23605

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1721072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

114 West College Street, Murfreesboro, Tennessee	37130
(Address of Principal Executive Offices)	(Zip Code)

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

Common Stock Issued and Outstanding: 7,217,565 shares as of August 5, 2005.

CAVALRY BANCORP, INC.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

CAVALRY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
(DOLLARS IN THOUSANDS)

Assets	June 30, 2005	December 31, 2004
	(Unaudited)
Cash	$13,763	24,319
Interest-bearing deposits with other financial institutions	65,568	38,816
Cash and cash equivalents	79,331	63,135
Time deposits with Federal Home Loan Bank	4,000	-
Investment securities available-for-sale at fair value (amortized cost: $30,215 and $42,376 at June 30, 2005 and December 31, 2004, respectively)	29,927	42,183
Loans held for sale, at estimated fair value	1,019	2,501
Loans receivable, net of allowances for loan losses of $4,903 at June 30, 2005 and $4,863 at December 31, 2004	449,883	430,526
Accrued interest receivable	2,111	1,985
Office properties and equipment, net	17,531	17,607
Required investments in stock of Federal Home Loan Bank and Federal Reserve Bank, at cost	3,286	3,125
Foreclosed assets	37	16
Bank owned life insurance	11,827	11,604
Goodwill	1,772	1,772
Other assets	3,932	4,216
Total assets	$604,656	578,670

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$100,900	81,719
Interest-bearing	438,272	424,815
Total deposits	539,172	506,534
Advances from Federal Home Loan Bank of Cincinnati	2,807	2,835
Dividends payable	505	11,332
Accrued expenses and other liabilities	5,302	4,136
Total liabilities	547,786	524,837
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized - 250,000 shares; none issued or outstanding at June 30, 2005 and December 31, 2004	-	-
Common stock, no par value:
Authorized - 49,750,000 shares; issued and outstanding 7,217,565 at June 30, 2005 and December 31, 2004	19,354	19,354
Retained earnings	37,691	34,598
Accumulated other comprehensive loss, net of tax	(175)	(119)

Total shareholders’ equity	56,870	53,833
Total liabilities and shareholders’ equity	$604,656	578,670

Note: The balance sheet presented above at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$6,890	5,572	13,370	10,844
Investment securities:
Taxable	287	305	606	647
Non-taxable	26	31	51	38
Other	437	52	783	142
Total interest income	7,640	5,960	14,810	11,671
Interest expense:
Deposits	2,105	1,245	3,922	2,514
Borrowings	24	24	48	48
Total interest expense	2,129	1,269	3,970	2,562
Net interest income	5,511	4,691	10,840	9,109
Provision for loan losses	50	75	111	176
Net interest income after provision for loan losses	5,461	4,616	10,729	8,933
Non-interest income:
Servicing income	53	47	104	93
Gain on sale of loans, net	316	816	664	1,402
Gain on sale of other assets	-	-	-	53
Gain on sale of investment securities, net	-	12	-	78
Deposit servicing fees and charges	1,457	1,310	2,786	2,535
Trust service fees	310	274	561	566
Commissions and other non-banking fees	672	594	1,366	1,249
Other operating income	259	198	558	462
Total non-interest income	3,067	3,251	6,039	6,438
Non-interest expenses:
Salaries and employee benefits	3,228	3,659	6,399	7,232
Occupancy expense	313	329	598	655
Supplies, communications and other office expenses	247	265	474	483
Advertising expense	129	165	219	316
Equipment and service bureau expense	943	845	1,837	1,661
Professional fees	175	210	334	398
Other taxes	120	115	239	230
Other operating expense	379	358	740	732
Total non-interest expenses	5,534	5,946	10,840	11,707
Income before income taxes	2,994	1,921	5,928	3,664
Income tax expense	1,139	754	1,825	1,481
Net income	$1,855	1,167	4,103	2,183

Basic earnings per share	$0.26	0.18	0.57	0.34

Diluted earnings per share	$0.25	0.17	0.56	0.33

Weighted average shares outstanding - Basic	7,217,565	6,463,543	7,217,565	6,475,265

Weighted average shares outstanding - Diluted	7,328,557	6,691,848	7,327,353	6,713,153

Dividends declared: $0.07 per share payable July 15, 2005 for shareholders of record date June 30, 2005.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$1,855	1,167	4,103	2,183
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available-for-sale	192	(513)	(56)	(386)
Reclassification adjustment for gains included in net income	-	(7)	-	(48)
Comprehensive income	$2,047	647	4,047	1,749

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	2005	2004

Operating activities:
Net cash provided by operating activities	$7,788	4,093
Investing activities:
Increase in loans receivable, net	(19,788)	(59,277)
Increase in time deposits with Federal Home Loan Bank	(4,000)	-
Principal payments on investment securities	2,749	1,451
Purchase of investment securities available-for-sale	-	(38,704)
Proceeds from maturities of investment securities	9,300	13,900
Proceeds from sales of investment securities available-for-sale	-	36,510
Purchase of Federal Reserve Stock	(104)	(18)
Purchase of office properties and equipment	(793)	(439)
Proceeds from sale of foreclosed assets	271	-
Proceeds from sale of assets	-	11
Net cash used in investing activities	(12,365)	(46,566)
Financing activities:
Net increase in deposits	32,638	6,682
Retirement of common stock	-	(1,651)
Proceeds from exercise of stock options	-	98
Dividends paid	(11,837)	(777)
Net decrease in borrowings	(28)	(27)
Net cash provided by financing activities	20,773	4,325
Increase (decrease) in cash and cash equivalents	16,196	(38,148)
Cash and cash equivalents, beginning of period	63,135	70,913

Cash and cash equivalents, end of period	$79,331	32,765

Supplement Disclosures of Cash Flow Information:
Payments during the period for:
Interest	$3,809	2,550
Income taxes	$1,722	1,405

Supplemental Disclosures of Noncash Investing and Financing Activities:

Increase in deferred tax asset related to unrealized gains on investments	$39	255
Net unrealized losses on investment securities available for sale	$(95)	(689)
Dividends declared and payable	$505	404

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

The unaudited consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiary Miller & Loughry, and other insignificant subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with the Instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Stock Options

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma earnings per share disclosure for stock option grants made in 1995 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123,” provides that an entity that has transitioned to the accounting treatment prescribed by SFAS 123 may use the intrinsic value method in lieu of the fair value based method for determining the fair value of stock options at the date of grant. SFAS 148 requires disclosure in addition to SFAS 123 if APB Opinion No. 25 is currently being applied.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the stock option plan. No compensation cost has been recognized for the plan because the stock option price is equal to or greater than the fair value at the grant date. As of December 31, 2004, all stock options were vested, resulting in no compensation expense for future periods until more stock options are awarded. Following is a reconciliation of reported and pro forma net income and earnings per share had compensation cost for the plan been determined based on the fair value of SFAS 123, as amended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income:
As reported	$1,855	1,167	4,103	2,183
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards granted, net of related tax effects	-	(98)	-	(201)
Pro forma net income	$1,855	1,069	4,103	1,982
Earnings per share:
Basic - as reported	$0.26	0.18	0.57	0.34
Basic - pro forma	$0.26	0.17	0.57	0.31
Diluted - as reported	$0.25	0.17	0.56	0.33
Diluted - pro forma	$0.25	0.16	0.56	0.30

3. Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three months and six months ended June 30, 2005 and 2004. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic EPS:
Net income	$1,855,000	1,167,000	4,103,000	2,183,000
Average common shares outstanding	7,217,565	6,463,543	7,217,565	6,475,265

Earnings per share - basic	$0.26	0.18	0.57	0.34

Diluted EPS:
Net income	$1,855,000	1,167,000	4,103,000	2,183,000

Average common shares outstanding	7,217,565	6,463,543	7,217,565	6,475,265
Dilutive effect of stock options	110,992	228,305	109,788	237,888

Average dilutive shares outstanding	7,328,557	6,691,848	7,327,353	6,713,153

Earnings per share - diluted	$0.25	0.17	0.56	0.33

4. Business Segments

The Company and its subsidiaries provide community oriented financial services to individuals and businesses primarily within Rutherford and Bedford counties in Middle Tennessee.

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

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the three months ended	(Dollars in thousands)
June 30, 2005:
Interest revenue	$7,635	-	-	5	-	7,640
Other income-external customers	1,920	2	315	556	(42)	2,751
Interest expense	2,129	-	-	-	-	2,129
Depreciation and amortization	408	20	13	6	-	447
Other significant items:
Provision for loan losses	50	-	-	-	-	50
Gain on sales of assets	-	316	-	-	-	316
Segment profit	2,794	18	70	137	(25)	2,994
Segment assets	601,802	1,055	270	3,437	(1,908)	604,656

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the three months ended	(Dollars in thousands)
June 30, 2004:
Interest revenue	$5,960	-	-	-	-	5,960
Other income-external customers	1,606	47	274	496	-	2,423
Interest expense	1,269	-	-	-	-	1,269
Depreciation and amortization	341	42	18	7	-	408
Other significant items:
Provision for loan losses	75	-	-	-	-	75
Gain on sales of assets	12	816	-	-	-	828
Segment profit	1,849	-	47	42	(17)	1,921
Segment assets	517,840	4,054	396	3,215	(1,924)	523,581

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the six months ended	(Dollars in thousands)
June 30, 2005:
Interest revenue	$14,805	-	-	6	(1)	14,810
Other income-external customers	3,743	3	585	1,129	(85)	5,375
Interest expense	3,971	-	-	-	(1)	3,970
Depreciation and amortization	786	43	27	13	-	869
Other significant items:
Provision for loan losses	111	-	-	-	-	111
Gain on sales of assets	-	664	-	-	-	664
Segment profit	5,514	85	107	272	(50)	5,928
Segment assets	601,802	1,055	270	3,437	(1,908)	604,656

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the six months ended	(Dollars in thousands)
June 30, 2004:
Interest revenue	$11,671	-	-	-	-	11,671
Other income-external customers	3,232	93	566	1,014	-	4,905
Interest expense	2,562	-	-	-	-	2,562
Depreciation and amortization	701	87	35	17	-	840
Other significant items:
Provision for loan losses	176	-	-	-	-	176
Gain on sales of assets	131	1,402	-	-	-	1,533
Segment profit (loss)	3,641	(154)	114	94	(31)	3,664
Segment assets	517,840	4,054	396	3,215	(1,924)	523,581

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

Overview of Operating Results for the Three Months Ended June 30, 2005 and June 30, 2004

Net income increased from $1.2 million or $0.17 per diluted share for the quarter ended June 30, 2004 to $1.9 million or $0.25 per diluted share for the quarter ended June 30, 2005. The increase in earnings was a result of increased net interest income as well as decreased non-interest expenses, particularly compensation expense associated with the Company’s Employee Stock Ownership Plan (“ESOP”). These increases were partially offset by increased interest expense and a decline in gain on sale of loans. These items are discussed in further detail below.

Overview of Operating Results for the Six Months Ended June 30, 2005 and June 30, 2004

Net income increased from $2.2 million or $0.33 per diluted share for the six months ended June 30, 2004 to $4.1 million or $0.56 per diluted share for the same period ended June 30, 2005. As in the second quarter, the increase in earnings for the six month period was a result of increased net interest income as well as decreased non-interest expenses. Additionally, the Company recognized a federal tax benefit due to payment of cash dividends to participants in the ESOP. The Company is entitled to a deduction for dividends on its stock held by an ESOP that are paid to the ESOP and subsequently distributed to the participants in cash no later than ninety days after the end of the plan year in which the dividends are paid to the ESOP. The above factors were partially offset by increased interest expense and a decline in gain on sale of loans. These items are discussed in further detail below.

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

The final critical accounting policy identified by management relates to the sale of loans. The Bank sells mortgage loans for cash proceeds equal to the principal amount of the loans sold but with yield rates which reflect the current market rate. Gain or loss is recorded at the time of sale in an amount reflecting the difference between the contractual interest rates of the loans sold and the current market rate. The gain or loss on sales includes any fees received for release of servicing.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total Assets. Total assets increased 4.49%, from $578.7 million at December 31, 2004 to $604.7 million at June 30, 2005. Changes in total assets include a $19.4 million or 4.50% increase in net loans receivable and a $30.8 million or 79.23% increase in interest-bearing deposits with other financial institutions (“IBDs”). IBDs include overnight funds as well as short-term and long-term deposits with other financial institutions. Offsets to these increases include a $10.6 million or 43.41% decrease in cash and a $12.3 million or 29.05% decrease in investment securities available-for-sale. The decrease in cash is primarily due to dividend payments totaling $11.8 million as a result of the special dividend declared in the fourth quarter of 2004 being paid in 2005. The decrease in investment securities is primarily due to several maturities that occurred during the first two quarters of 2005. In addition, the funds received for these maturities were re-invested into short-term certificates of deposit. This re-allocation was the primary reason for the increase in IBDs. Additionally, the Bank experienced significant growth in deposits during the first half of 2005. This growth led to excess funds that were invested in short-term deposits with the Federal Home Loan Bank (“FHLB”) of Cincinnati in order to lock in higher short-term interest rates and to maintain adequate liquidity to fund loans.

Deposits. Total deposits increased $32.7 million or 6.46%, from $506.5 million at December 31, 2004 to $539.2 million at June 30, 2005. Transaction accounts increased $8.6 million, from $313.8 million at December 31, 2004 to $322.4 million at June 30, 2005. Savings accounts increased $1.0 million, from $23.1 million at December 31, 2004 to $24.1 million at June 30, 2005. Certificates of deposit (“CDs”) increased $23.1 million, from $169.6 million at December 31, 2004 to $192.7 million at June 30, 2005. Although the Bank has experienced growth in all deposit categories, CDs have experienced the largest growth. This is primarily due to an increase in CD interest rates, resulting in customers locking in higher interest rates over longer periods in term deposits, which has negatively impacted the Company’s cost of funds and resulted in increased interest expense. Management expects to continue to actively solicit deposit relationships at all locations.

Shareholders’ Equity. Shareholders’ equity increased $3.1 million, from $53.8 million at December 31, 2004 to $56.9 million at June 30, 2005. This increase was the result of net income of $4.1 million, which was partially offset by dividends of $1.0 million and a $56,000 increase in unrealized losses on available-for-sale investment securities.

Non-Performing Assets. Non-performing assets totaled $1.1 million and $764,000 at June 30, 2005 and December 31, 2004, respectively. The allowance for loan losses remained constant at $4.9 million at December 31, 2004 and June 30, 2005. Non-performing assets have continued to be a very small portion of the Bank’s portfolio, with the balance equal to 0.24% of total loans and 0.18% of total assets at June 30, 2005. Management feels that the allowance for loan losses is adequate as of June 30, 2005.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and June 30, 2004

Net Income. Net income was $1.9 million for the three months ended June 30, 2005 compared to $1.2 million for the three months ended June 30, 2004. Diluted earnings per share increased $0.08, from $0.17 for the three months ended June 30, 2004 to $0.25 for the same period in 2005. Annualized return on average assets increased from 0.92% for the three months ended June 30, 2004 to 1.28% for the same period in 2005. Annualized return on average equity also increased, from 8.48% for the three months ended June 30, 2004 to 13.17% for the same period in 2005. These increases are mainly attributable to higher interest income on loans, due to both an increase in interest rates as well as an increase in the loan portfolio when comparing the second quarter of 2005 to the same period in 2004. These increases were offset in part by increased interest expense resulting from an increase in both interest-bearing deposits and the cost of funds associated with these deposits. Additionally, non-interest expense decreased $412,000 or 6.93%, primarily due to a decrease in employee benefits expense.

Net Interest Income. When comparing the quarter ended June 30, 2004 to the same period in 2005, there was an overall increase in market interest rates which caused both higher yields and higher costs. In addition, in the 2005 quarter, average interest-earning assets increased $71.5 million or 15.58% and average interest-bearing liabilities increased $50.9 million or 13.47%. These increases led to a 17.02% increase in net interest income, which increased from $4.7 million for the three months ended June 30, 2004 to $5.5 million for the same period in 2005. Interest rate spread decreased from 3.89% for the three months ended June 30, 2004 to 3.80% for the same period in 2005. Net interest margin increased from 4.13% for the three months ended June 30, 2004 to 4.18% for the same period in 2005. Interest rate spread and net interest margin are both stated on a tax equivalent basis. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 121.39% for the three months ended June 30, 2004 to 123.64% for the same period in 2005.

Interest Income. Interest income increased $1.7 million or 28.19% for the three months ended June 30, 2005 as compared to the same period in 2004, primarily due to an increase of $1.3 million or 23.65% in loan interest income. This increase is the result of an increase of $42.7 million or 10.86% in average loans receivable, net, which is partially attributable to a healthy lending environment in the growing middle Tennessee area. The average yield on loans increased as well, from 5.70% for the three months ended June 30, 2004 to 6.34% for the same period in 2005. This increase in yield is due to an increase in the prime rate, which has a direct impact on rates charged for construction, acquisition and development loans, as well as certain commercial and consumer loans. Management is actively soliciting these types of loans. Interest income on all other investments, including FHLB stock, Federal Reserve stock, and interest-bearing deposits with other financial institutions, increased by $362,000 or 93.30%. The average tax equivalent yield for these investments increased from 2.47% for the three months ended June 30, 2004 to 3.24% for the same period in 2005. These increases in other investments are primarily due to an increase in average interest-bearing deposits, including certificates of deposit, at the Federal Home Loan Bank.

Interest Expense. Total interest expense increased $860,000 or 67.77%, due to an increase in both the average cost of deposits and the average volume of deposits. Average cost of interest-bearing deposits increased from 1.33% for the three months ended June 30, 2004 to 1.98% for the same period in 2005. Average interest-bearing deposits increased $51.0 million or 13.60%, from $375.1 million for the three months ended June 30, 2004 to $426.1 million for the same period in 2005. The total cost of funds increased from 1.35% for the three months ended June 30, 2004 to 1.99% for the same period in 2005. This increase is primarily due to rising market interest rates as well as an increase in higher-costing term deposits.

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

The provision for loan losses totaled $50,000 for the three months ended June 30, 2005 compared to $75,000 for the same period in 2004. Net charge-offs increased slightly, from $51,000 for the quarter ended June 30, 2004 to $54,000 for the same period in 2005. Management feels that their evaluations and estimations were reasonable for determining the provision and that the allowance for loan losses is deemed to be adequate as of June 30, 2005. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.

Non-Interest Income. Non-interest income decreased $184,000 or 6.06%, from $3.3 million for the three months ended June 30, 2004 to $3.1 million for the same period in 2005. This overall decrease is primarily due to a $500,000 or 61.27% decrease in net gain on sale of loans. The decrease in net gain on sale of loans is the result of a decline in loans sold during the three month period ended June 30, 2005, compared to the same period ended June 30, 2004. The decline is primarily attributable to a decrease in the volume of mortgage loans closed during the second quarter of 2005 when compared to the second quarter of 2004, as a result of a reduction in demand for mortgage loans. This decrease was partially offset by an increase of $147,000 or 11.22% in deposit-related service fees and charges, resulting from an increase in the Bank’s service fee schedule as well as an increase in the number of deposit accounts. Commissions and other non-banking fees increased $78,000 or 13.13%, primarily due to an increase in premium volume at Miller & Loughry. Additionally, other operating income increased $61,000 or 30.81%, primarily due to an increase in income earned on bank owned life insurance (“BOLI”) attributed to an increase in the policy amount that occurred during the fourth quarter of 2004.

Non-Interest Expense. Non-interest expense decreased $412,000 or 6.78%, from $5.9 million for the three months ended June 30, 2004 to $5.5 million for the same period in 2005. This is primarily due to a $431,000 or 11.78% decrease in salaries and employee benefit expense. This decrease is attributable to a $463,000 decrease in expense related to the ESOP, which was offset in part by increases in other compensation expenses. During the fourth quarter of 2004, the remaining unallocated shares of the ESOP were released as a result of the repayment of a note payable which encumbered these shares. Any remaining expense of the ESOP was recognized in 2004 as a result of the repayment of the note payable. This decrease was partially offset by a $98,000 or 11.60% increase in equipment and service bureau expense, which primarily is a result of increased depreciation expense, equipment rental and lease expense, and computer and electronic processing expense.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and June 30, 2004

Net Income. Net income was $4.1 million for the six months ended June 30, 2005 compared to $2.2 million for the six months ended June 30, 2004. Diluted earnings per share increased $0.23, from $0.33 for the six months ended June 30, 2004 to $0.56 for the same period in 2005. Annualized return on average assets increased from 0.86% for the six months ended June 30, 2004 to 1.43% for the same period in 2005. Annualized return on average equity also increased, from 7.94% for the six months ended June 30, 2004 to 14.83% for the same period in 2005. These increases are mainly attributable to higher interest income on loans, due to both an increase in interest rates as well as an increase in the loan portfolio when comparing the first six months of 2005 to the same period in 2004. These increases were offset in part by increased interest expense resulting from an increase in both interest-bearing deposits and the cost of funds associated with these deposits. Additionally, non-interest expense decreased $867,000 or 7.41%, primarily due to a decrease in employee benefits expense. The Company also recognized a federal tax benefit of $427,000 as a result of cash dividends paid to participants in the ESOP. Without this $427,000 tax benefit, for the six months ended June 30, 2005, net income would have been $3.7 million, diluted earnings per share would have been $0.50, and for the six months ended June 30, 2005, annualized return on average assets would have been 1.28% and annualized return on average equity would have been 13.29%.

The Company believes it is appropriate to provide investors with information regarding its results of operations and certain performance ratios for the first six months of 2005 without giving effect to the tax benefit of the cash dividends paid to participants in the ESOP. This tax benefit is not expected to be recurring and the Company believes that removing the effect of this tax benefit from its year to date 2005 results of operations and performance ratios provides investors with a more comparable comparison to the Company’s results of operations and performance ratios for the first six months of 2004. Further, management of the Company reviews the Company’s results of operations net of the tax benefit to assess the performance of the Company’s business in comparison to comparable periods.

Net Interest Income. When comparing the six months ended June 30, 2004 to the same period ended June 30, 2005, there was an overall increase in market interest rates which caused both higher yields and higher costs. In addition, for the six months ended June 30, 2005, average interest-earning assets increased $71.2 million or 15.64% and average interest-bearing liabilities increased $46.7 million or 12.26% when compared to the same period ended 2004. These increases led to an 18.68% increase in net interest income, which increased from $9.1 million for the six months ended June 30, 2004 to $10.8 million for the same period in 2005. Interest rate spread remained constant at 3.81% for the six months ended June 30, 2004 and 2005. Net interest margin increased from 4.03% for the six months ended June 30, 2004 to 4.16% for the same period in 2005. Interest rate spread and net interest margin are both stated on a tax equivalent basis. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 119.41% for the six months ended June 30, 2004 to 123.01% for the same period in 2005.

Interest Income. Interest income increased $3.1 million or 26.90%, primarily due to an increase of $2.5 million or 23.29% in loan interest income. This increase is the result of an increase of $53.1 million or 14.03% in average loans receivable, net, which is partially attributable to a healthy lending environment in the growing middle Tennessee area. The average yield on loans increased as well, from 5.76% for the six months ended June 30, 2004 to 6.25% for the same period in 2005. This increase in yield is due to an increase in the prime rate, which has a direct impact on rates charged for construction, acquisition and development loans, as well as certain commercial and consumer loans. Management is actively soliciting these types of loans. Interest income on all other investments, including FHLB stock, Federal Reserve stock, and interest-bearing deposits with other financial institutions, increased by $613,000 or 74.12%. The average tax equivalent yield for these investments increased from 2.22% for the six months ended June 30, 2004 to 3.12% for the same period in 2005. These increases in other investments are primarily due to an increase in average interest-bearing deposits, including certificates of deposit, at the Federal Home Loan Bank.

Interest Expense. Total interest expense increased $1.4 million or 54.96%, due to an increase in both the average cost of deposits and the average volume of deposits. Average cost of interest-bearing deposits increased from 1.34% for the six months ended June 30, 2004 to 1.86% for the same period in 2005. Average interest-bearing deposits increased $46.8 million or 12.37%, from $378.3 million for the six months ended June 30, 2004 to $425.1 million for the same period in 2005. The total cost of funds increased from 1.35% for the six months ended June 30, 2004 to 1.87% for the same period in 2005. This increase is primarily due to rising market interest rates as well as an increase in higher-costing term deposits.

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

The provision for loan losses totaled $111,000 for the six months ended June 30, 2005 compared to $176,000 for the same period ended June 30, 2004. This 36.93% decrease is primarily due to lower net charge-offs during the first six months of 2005 when compared to the same period in 2004. Net charge-offs decreased, from $101,000 for the six months ended June 30, 2004 to $71,000 for the same period ended June 30, 2005. Management feels that their evaluations and estimations were reasonable for determining the provision and that the allowance for loan losses is deemed to be adequate as of June 30, 2005. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.

Non-Interest Income. Non-interest income decreased $399,000 or 6.25%, from $6.4 million for the six months ended June 30, 2004 to $6.0 million for the same period in 2005. This overall decrease is primarily due to a $738,000 or 52.64% decrease in net gain on sale of loans. The decrease in net gain on sale of loans is the result of a decline in loans sold during the six months ended June 30, 2005, compared to the same period ended June 30, 2004. The decline is primarily attributable to a decrease in the volume of mortgage loans closed during the first half of 2005 when compared to the same period of 2004, as a result of a reduction in demand for mortgage loans. This decrease was partially offset by an increase of $251,000 or 9.90% in deposit-related service fees and charges, resulting from an increase in the Bank’s service fee schedule as well as an increase in the number of deposit accounts. Commissions and other non-banking fees increased $117,000 or 9.37%, primarily due to an increase in premium volume at Miller & Loughry.

Non-Interest Expense. Non-interest expense decreased $867,000 or 7.69%, from $11.7 million for the six months ended June 30, 2004 to $10.8 million for the same period in 2005. This is primarily due to an $833,000 or 11.52% decrease in salaries and employee benefit expense. This decrease is attributable to a $956,000 decrease in expense related to the ESOP, which was offset in part by increases in other compensation expenses. During the fourth quarter of 2004, the remaining unallocated shares of the ESOP were released as a result of the repayment of a note payable which encumbered these shares. Any remaining expense of the ESOP was recognized in 2004 as a result of the repayment of the note payable. Advertising expense decreased $97,000 or 30.70%, primarily due to the Bank celebrating its 75th anniversary during the second quarter of 2004. This celebration resulted in numerous promotional activities aimed at recognizing current customers and attracting new prospects. These decreases were partially offset by a $176,000 or 10.60% increase in equipment and service bureau expense, which primarily is a result of increased depreciation expense as well as increased computer and electronic processing expense.

Income Taxes. Federal income taxes were reduced as a result of a cash distribution of dividends to participants in the ESOP. The Company recognized a tax benefit in the amount of $427,000 on this transaction. Without this tax benefit, net income would have been $3.7 million, diluted earnings per share would have been $0.50, and the effective tax rate would have been 38.0%. Including the tax benefit, the effective tax rate for the period ending June 30, 2005 was 30.8%, compared with 40.4% for the period ending June 30, 2004.

The Company believes it is appropriate to provide investors with information regarding its results of operations and certain performance ratios for the first six months of 2005 without giving effect to the tax benefit of the cash dividends paid to participants in the ESOP. This tax benefit is not expected to be recurring and the Company believes that removing the effect of this tax benefit from its year to date 2005 results of operations and performance ratios provides investors with a more comparable comparison to the Company’s results of operations and performance ratios for the first six months of 2004. Further, management of the Company reviews the Company’s results of operations net of the tax benefit to assess the performance of the Company’s business in comparison to comparable periods.

Liquidity and Capital Resources

The Company’s primary sources of funds are customer deposits, proceeds from loan and security principal and interest payments, sale of loans, maturing securities, term deposits and FHLB of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2005, cash and cash equivalents totaled $79.3 million or 13.12% of total assets, and investment securities available-for-sale totaled $29.9 million. At June 30, 2005, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $50.0 million.

As of June 30, 2005, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. At June 30, 2005, under the regulations of the Federal Reserve Board, the Bank’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 8.49%, 10.12% and 11.14%, respectively, compared to requirements of 4.0%, 4.0% and 8.0%, respectively. At June 30, 2005, under the regulations of the Federal Reserve Board, the Company’s actual leverage, Tier 1 risk-based, and risked-based capital ratios were 9.51%, 11.43%, and 12.44%, respectively. The Company’s Board has authorized a share repurchase program. The maximum number of shares that remain to be repurchased under the plan is 275,261 shares. The Company has not repurchased any shares during 2005 under this program.

At June 30, 2005, the Bank had loan commitments of approximately $68.0 million. In addition, at June 30, 2005, the unused portion of lines of credit extended by the Bank was approximately $10.1 million for consumer loans and $48.6 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2005, the Bank had $9.8 million of letters of credit outstanding.

Tennessee law provides that a state bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the Tennessee Department of Financial Institutions. In no case will the Bank be allowed to make a capital distribution reducing equity below the required balance of the liquidation account. For further discussion of the liquidation account, please see Note 14 of the 2004 Annual Report to Shareholders.

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

The following table presents the Company's repricing gap at June 30, 2005. The table indicates that at June 30, 2005 the Company was asset sensitive up to six months. This would generally indicate an increase in net interest income in a rising rate environment.

	Within Six Months	Six Months to One Year	After One to Three Years	After Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$158,631	50,903	80,534	148,513	12,321	450,902
FHLB and FRB stock	3,286	-	-	-	-	3,286
Investment securities available-for-sale	7,177	1,724	5,649	4,789	10,588	29,927
Interest-bearing deposits with other financial institutions	69,568	-	-	-	-	69,568
Total rate sensitive assets	$238,662	52,627	86,183	153,302	22,909	553,683

Interest-bearing liabilities:
Deposits:
Savings deposits	$2,411	2,411	9,648	9,648	-	24,118
Demand deposits	71,083	71,083	39,647	39,647	-	221,460
Certificates of deposit	55,398	39,169	77,075	20,768	284	192,694
Borrowings	27	27	2,109	109	535	2,807
Total rate sensitive liabilities	$128,919	112,690	128,479	70,172	819	441,079
Excess (deficiency) of interest sensitive assets over interest sensitive liabilities	$109,743	(60,063)	(42,296)	83,130	22,090	112,604
Cumulative excess of interest sensitive assets	$109,743	49,680	7,384	90,514	112,604	112,604
Cumulative ratio of interest-earning assets to interest-bearing liabilities	185.13%	120.56%	102.00%	120.56%	125.53%	125.53%
Interest sensitivity gap to total rate sensitive assets	19.82%	(10.85)%	(7.64)%	15.01%	3.99%	20.34%
Ratio of interest-earning assets to interest-bearing liabilities	185.13%	46.70%	67.08%	218.47%	2,797.19%	125.53%
Ratio of cumulative gap to total rate sensitive assets	19.82%	8.97%	1.33%	16.35%	20.34%	20.34%

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

“Rate shock” is a method for stress testing the net interest margin (NIM) over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down, as applicable, from the current interest rates. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. NIM is then calculated and a margin risk profile is developed. This simulation reveals that the Bank will experience a loss in net interest income if rates decline in the next year. The magnitude and severity of potential loss for a 100 basis point decline in rates under projected asset growth conditions would be a decline of 23 basis points in net interest margin.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
The following table provides information about purchases by the Company during the quarter ended June 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2005 through April 30, 2005	-	$ -	-	275,261
May 1, 2005 through May 31, 2005	-	-	-	275,261
June 1, 2005 through June 30, 2005	-	-	-	275,261
Total	-	$ -	-

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 28, 2005 at the annual meeting of shareholders of Cavalry Bancorp, Inc. the following Directors were elected for three-year terms:

Name	For	Withhold
Gary Brown	6,201,410	8,696
Terry G. Haynes	6,201,560	8,546
William H. Huddleston	6,192,009	18,097

In addition, the following directors continue in office until the annual meeting of shareholders for the year indicated:

Name	Term Expires	Name	Term Expires
Tim Durham	2006	William Kent Coleman	2007
Ronald F. Knight	2006	Ed C. Loughry, Jr.	2007
		James C. Cope	2007

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

CAVALRY BANCORP, INC.

Date: August 4, 2005	by:
Ed C. Loughry, Jr.
Chairman of the Board and Chief Executive Officer

Date: August 4, 2005	by:
Hillard C. Gardner
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)