Form 10-Q
period 2005-09-30
CAVALRY BANCORP INC
filed 2005-11-07
CIK 1049535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________ to ___________

Commission File Number: 0-23605

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1721072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 West College Street, Murfreesboro, Tennessee	37130
(Address of principal executive offices)	(Zip Code)

(615) 893-1234
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Issued and Outstanding: 7,217,565 shares as of November 7, 2005.

CAVALRY BANCORP, INC.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

CAVALRY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
(DOLLARS IN THOUSANDS)

Assets	September 30, 2005	December 31, 2004
	(Unaudited)
Cash	$16,648	24,319
Interest-bearing deposits with other financial institutions	50,810	38,816
Cash and cash equivalents	67,458	63,135
Time deposits with Federal Home Loan Bank	4,000	-
Investment securities available-for-sale at fair value (amortized cost: $43,672 and $42,376 at September 30, 2005 and December 31, 2004, respectively)	42,934	42,183
Loans held for sale, at estimated fair value	1,067	2,501
Loans receivable, net of allowances for loan losses of $4,955 at September 30, 2005 and $4,863 at December 31, 2004	476,354	430,526
Accrued interest receivable	2,448	1,985
Office properties and equipment, net	17,202	17,607
Required investments in stock of Federal Home Loan Bank and Federal Reserve Bank, at cost	3,317	3,125
Foreclosed assets	119	16
Bank owned life insurance	11,933	11,604
Goodwill	1,772	1,772
Other assets	3,402	4,216
Total assets	$632,006	578,670

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Non-interest-bearing	$112,360	81,719
Interest-bearing	451,695	424,815
Total deposits	564,055	506,534
Advances from Federal Home Loan Bank of Cincinnati	2,794	2,835
Dividends payable	577	11,332
Accrued expenses and other liabilities	6,416	4,136
Total liabilities	573,842	524,837
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized - 250,000 shares; none issued or outstanding at September 30, 2005 and December 31, 2004	-	-
Common stock, no par value:
Authorized - 49,750,000 shares; issued and outstanding 7,217,565 at September 30, 2005 and December 31, 2004	19,354	19,354
Retained earnings	39,259	34,598
Accumulated other comprehensive loss, net of tax	(449)	(119)

Total shareholders’ equity	58,164	53,833
Total liabilities and shareholders’ equity	$632,006	578,670

Note: The balance sheet presented above at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$7,711	5,994	21,081	16,839
Investment securities:
Taxable	308	332	916	979
Non-taxable	33	36	83	74
Other	552	120	1,335	261
Total interest income	8,604	6,482	23,415	18,153
Interest expense:
Deposits	2,463	1,367	6,386	3,880
Borrowings	24	24	71	73
Total interest expense	2,487	1,391	6,457	3,953
Net interest income	6,117	5,091	16,958	14,200
Provision for loan losses	101	176	211	352
Net interest income after provision for loan losses	6,016	4,915	16,747	13,848
Non-interest income:
Servicing income	61	47	165	140
Gain on sale of loans, net	320	879	984	2,281
Gain on sale of other assets	-	-	-	53
Deposit servicing fees and charges	1,499	1,457	4,285	3,992
Trust service fees	258	266	819	832
Commissions and other non-banking fees	739	649	2,105	1,899
Income from bank owned life insurance	105	72	329	191
Other operating income	137	149	471	510
Total non-interest income	3,119	3,519	9,158	9,898
Non-interest expenses:
Salaries and employee benefits	3,267	3,603	9,666	10,834
Occupancy expense	322	329	919	984
Supplies, communications and other office expenses	221	223	695	706
Advertising expense	70	87	289	404
Equipment and service bureau expense	930	890	2,767	2,557
Professional fees	197	257	531	656
Other taxes	117	114	357	344
Loss on sale of investment securities, net	-	81	-	3
Other operating expense	405	377	1,146	1,120
Total non-interest expenses	5,529	5,961	16,370	17,608
Income before income taxes	3,606	2,473	9,535	6,138
Income tax expense	1,461	994	3,286	2,475
Net income	$2,145	1,479	6,249	3,663

Basic earnings per share	$0.30	0.23	0.87	0.57

Diluted earnings per share	$0.29	0.22	0.85	0.55

Weighted average shares outstanding - Basic	7,217,565	6,441,148	7,217,565	6,463,810

Weighted average shares outstanding - Diluted	7,328,799	6,675,920	7,327,831	6,700,546

Dividends declared: $0.08 per share payable October 14, 2005 for shareholders of record date September 30, 2005.

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$2,145	1,479	6,249	3,663
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available-for-sale	(274)	286	(330)	(100)
Reclassification adjustment for losses included in net income	-	50	-	2
Comprehensive income	$1,871	1,815	5,919	3,565

See accompanying notes to consolidated financial statements.

CAVALRY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	2005	2004

Operating activities:
Net cash provided by operating activities	$11,882	9,144
Investing activities:
Increase in loans receivable, net	(46,551)	(63,770)
Increase in time deposits with Federal Home Loan Bank	(4,000)	-
Principal payments on investment securities	4,283	2,406
Purchase of investment securities available-for-sale	(15,026)	(47,746)
Proceeds from maturities of investment securities	9,300	14,030
Proceeds from sales of investment securities available-for-sale	-	42,429
Purchase of Federal Reserve Stock	(104)	(35)
Purchase of office properties and equipment	(909)	(681)
Proceeds from sale of foreclosed assets	311	-
Proceeds from sale of assets	-	30
Net cash used in investing activities	(52,696)	(53,337)
Financing activities:
Net increase in deposits	57,521	32,089
Retirement of common stock	-	(1,840)
Proceeds from exercise of stock options	-	271
Dividends paid	(12,343)	(1,159)
Net decrease in borrowings	(41)	(41)
Net cash provided by financing activities	45,137	29,320
Increase (decrease) in cash and cash equivalents	4,323	(14,873)
Cash and cash equivalents, beginning of period	63,135	70,913
Cash and cash equivalents, end of period	$67,458	56,040

Supplement Disclosures of Cash Flow Information:
Payments during the period for:
Interest	$6,260	3,919
Income taxes	$2,622	2,195

Supplemental Disclosures of Noncash Investing and Financing Activities:

Increase in deferred tax asset related to unrealized losses on investments	$215	145
Net unrealized losses on investment securities available for sale	$(545)	(47)
Foreclosures and in substance foreclosures of loans during the year	$414	9
Dividends declared and payable	$577	405

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

The results of operations for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

2.    Stock Options

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma earnings per share disclosure for stock option grants made in 1995 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123,” (“SFAS 148”) provides that an entity that has transitioned to the accounting treatment prescribed by SFAS 123 may use the intrinsic value method in lieu of the fair value based method for determining the fair value of stock options at the date of grant. SFAS 148 requires disclosure in addition to SFAS 123 if APB Opinion No. 25 is currently being applied.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income:
As reported	$2,145	1,479	6,249	3,663
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards granted, net of related tax effects	-	(110)	-	(311)
Pro forma net income	$2,145	1,369	6,249	3,352
Earnings per share:
Basic - as reported	$0.30	0.23	0.87	0.57
Basic - pro forma	$0.30	0.21	0.87	0.52
Diluted - as reported	$0.29	0.22	0.85	0.55
Diluted - pro forma	$0.29	0.21	0.85	0.50

3.    Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three months and nine months ended September 30, 2005 and 2004. Diluted common shares arise from the potentially dilutive effect of the Company’s stock options outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic EPS:
Net income	$2,145,000	1,479,000	6,249,000	3,663,000
Weighted average common shares
outstanding	7,217,565	6,441,148	7,217,565	6,463,810

Earnings per share - basic	$0.30	0.23	0.87	0.57

Diluted EPS:
Net income	$2,145,000	1,479,000	6,249,000	3,663,000

Weighted average common shares
outstanding	7,217,565	6,441,148	7,217,565	6,463,810
Dilutive effect of stock options	111,234	234,772	110,266	236,736

Weighted average dilutive shares
outstanding	7,328,799	6,675,920	7,327,831	6,700,546

Earnings per share - diluted	$0.29	0.22	0.85	0.55

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

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the three months ended	(Dollars in thousands)
September 30, 2005:
Interest revenue	$8,591	-	-	13	-	8,604
Other income-external customers	1,942	-	276	624	(43)	2,799
Interest expense	2,487	-	-	-	-	2,487
Depreciation and amortization	408	17	14	6	-	445
Other significant items:
Provision for loan losses	101	-	-	-	-	101
Gain on sales of assets	-	320	-	-	-	320
Segment profit	3,300	85	32	214	(25)	3,606
Segment assets	628,942	1,099	233	3,605	(1,873)	632,006

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the three months ended	(Dollars in thousands)
September 30, 2004:
Interest revenue	$6,482	-	-	-	-	6,482
Other income-external customers	1,789	47	266	538	-	2,640
Interest expense	1,391	-	-	-	-	1,391
Depreciation and amortization	361	36	17	2	-	416
Other significant items:
Provision for loan losses	176	-	-	-	-	176
Gain on sales of assets	-	879	-	-	-	879
Segment profit	2,344	27	33	86	(17)	2,473
Segment assets	547,928	2,576	324	2,991	(1,917)	551,902

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the nine months ended	(Dollars in thousands)
September 30, 2005:
Interest revenue	$23,397	-	-	19	(1)	23,415
Other income-external customers	5,685	3	861	1,753	(128)	8,174
Interest expense	6,458	-	-	-	(1)	6,457
Depreciation and amortization	1,194	60	41	19	-	1,314
Other significant items:
Provision for loan losses	211	-	-	-	-	211
Gain on sales of assets	-	984	-	-	-	984
Segment profit	8,815	170	139	486	(75)	9,535
Segment assets	628,942	1,099	233	3,605	(1,873)	632,006

	Banking	Mortgage Banking	Trust	Insurance	Eliminations	Consolidated
For the nine months ended	(Dollars in thousands)
September 30, 2004:
Interest revenue	$18,153	-	-	-	-	18,153
Other income-external customers	5,040	140	832	1,552	-	7,564
Interest expense	3,953	-	-	-	-	3,953
Depreciation and amortization	1,062	123	52	19	-	1,256
Other significant items:
Provision for loan losses	352	-	-	-	-	352
Gain on sales of assets	53	2,281	-	-	-	2,334
Segment profit (loss)	5,985	(127)	147	180	(47)	6,138
Segment assets	547,928	2,576	324	2,991	(1,917)	551,902

5.    Definitive Merger Agreement with Pinnacle Financial Partners, Inc.

Effective September 30, 2005, the Company entered into a definitive merger agreement with Pinnacle Financial Partners, Inc. (“Pinnacle”) pursuant to which the Company will merge with and into Pinnacle with Pinnacle as the surviving corporation. Pursuant to the definitive merger agreement, Company shareholders will receive 0.95 shares of Pinnacle common stock for every one share of Company common stock owned by them at the effective time of the merger. Consummation of this merger is subject to the receipt of required regulatory approval as well as the approval of both Pinnacle's and the Company's shareholders and the satisfaction of other customary closing conditions. Subject to approval, the transaction is expected to be completed during the first quarter of 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “feels,” “believes,” “anticipates,” “intends,” and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company's actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, those detailed below as well as general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; changes in market conditions in the Company’s principal market area; adverse changes in the financial condition of the loan loss reserves; competitive pressures on loan or deposit terms; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

The Company may be unable to consummate its proposed merger with Pinnacle Financial Partners, Inc.

The Company's proposed merger with Pinnacle described in more detail below is anticipated to close in the first quarter of 2006 but must be approved by both Pinnacle's and the Company's shareholders before it can be finalized. Consummation of this merger is also subject to the receipt of required regulatory approvals and the satisfaction of other customary closing conditions. If the merger is not completed for any reason, the Company's stock price may decline because certain costs related to the merger, such as legal, accounting and a portion of financial advisory fees, must be paid even if the merger is not completed. In addition, if the merger is not completed, the Company's stock price may decline to the extent that the current market price reflects the assumption by investors that the merger will be completed.

The Company may make some change of control or other payments to its directors or executive officers prior to the merger.

The Company has represented to Pinnacle that the payment of any change in control or severance payments or the payment or acceleration of any benefits under any of the Company's benefit plans as a result of the merger would not be treated as an “excess parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended. The merger agreement between Pinnacle and the Company permits the Company to take certain actions so that these payments or the acceleration of these benefits would not be treated as “excess parachute payments” under the Code, which actions may include the Company's payment of all or a portion of these amounts prior to both December 31, 2005 and the closing of the merger. The payment of these amounts in 2005, which will not have an impact on the consideration to be received by the Company's shareholders in the merger, would have a significant negative impact on the Company's results of operations and financial condition for the year ending December 31, 2005 but would not constitute a material adverse effect or a default by the Company under the terms of the merger agreement. While the Company is hopeful that substantially all material conditions to the closing of the merger will be satisfied prior to its making these payments, a delay in the receipt of any required regulatory approval or any other delay in the closing of the transaction could require that the Company make these payments prior to the satisfaction of all required closing conditions and at a time when it cannot be certain that the merger with Pinnacle will close. If these payments are made by the Company, and the merger of the Company and Pinnacle is not subsequently consummated, the Company's stock price will likely decline and the substantial negative impact that these payments have on the Company's earnings and financial condition for 2005 may make it more difficult for the Company to find a third party willing to acquire the Company at a value comparable to the value being offered in the merger with Pinnacle.

The Company could sustain losses if its asset quality declines.

The Company's earnings are significantly affected by its ability to properly originate, underwrite and service loans. The Company could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Company's interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect its results of operations and financial condition.

An inadequate allowance for loan losses would reduce the Company's earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, requirements of regulatory authorities, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected.

Liquidity needs could adversely affect the Company's results of operations and financial condition.

The Company relies on dividends from the Bank as its primary source of funds. The primary source of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

Competition from financial institutions and other financial service providers may adversely affect the Company's profitability.

The banking business is highly competitive and the Company experiences competition in its primary market area from many other financial institutions. The Company competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Company's primary market areas and elsewhere. Many of the Company's competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than the Company has.

Additionally, the Company faces competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract the Company's customers and may attempt to hire the Company's management and employees.

The Company competes with these other financial institutions both in attracting deposits and in making loans. In addition, the Company has to attract its customer base from other existing financial institutions and from new residents. This competition has made it more difficult for the Company to make new loans and at times has forced the Company to offer higher deposit rates. Price competition for loans and deposits might result in the Company earning less interest on its loans and paying more interest on its deposits, which reduces the Company's net interest income. The Company's profitability depends upon its continued ability to successfully compete with an array of financial institutions in its market areas.

The Company’s business is subject to the success of the local economies where it operates.

The Company's success significantly depends upon the growth in population, income levels, deposits and housing starts in its primary market areas. If the communities in which the Company operates do not grow or if prevailing economic conditions locally or nationally are unfavorable, the Company's business may not succeed. Adverse economic conditions in the Company's primary market areas could reduce its growth rate, affect the ability of its customers to repay their loans to the Company and generally affect the Company's financial condition and results of operations. Because the Company's primary market areas are limited to two Middle Tennessee counties, the Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, the Company can not give any assurance that it will benefit from any market growth or favorable economic conditions in its primary market areas if they do occur.

Any adverse market or economic conditions in Middle Tennessee may disproportionately increase the risk that the Company's borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in Middle Tennessee could adversely affect the value of the Company's assets, its revenues, results of operations and financial condition.

Further, the Company maintains a significant number of construction and acquisition and development loans. The repayment of these loans is dependent upon the success of the underlying developments and the continued growth in the housing market in Rutherford and Bedford Counties, Tennessee.

Changes in interest rates could adversely affect the Company's results of operations and financial condition.

Changes in interest rates may affect the Company's level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and the policies of various governmental and regulatory authorities. In a period of rising interest rates, the Company's interest expense could increase in different amounts and at different rates while the interest that the Company earns on its assets may not change in the same amounts or at the same rates. Accordingly, increases in interest rates could decrease the Company's net interest income. Changes in the level of interest rates also may negatively affect the Company's ability to originate real estate loans, the value of its assets and its ability to realize gains from the sale of its assets, all of which ultimately affect the Company's earnings.

The Company relies heavily on the services of key personnel.

The Company depends substantially on the strategies and management services of Ed C. Loughry, Jr., Ronald F. Knight and William S. Jones, the Company's Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer and Executive Vice President and Chief Administrative Officer, respectively. Although the Company has entered into employment agreements with each of these employees, the loss of the services of any of these employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is also dependent on certain other key officers who have important customer relationships or are instrumental to the Company's operations. Changes in key personnel and their responsibilities may be disruptive to the Company's business and could have a material adverse effect on its business, financial condition and results of operations.

The Company is subject to extensive regulation that could limit or restrict its activities.

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal and state agencies including the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions. The Company's regulatory compliance is costly and restricts certain of its activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. The Company is also subject to capitalization guidelines established by its regulators, which require it and the Bank to maintain adequate capital to support its and the Bank's growth.

The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the Company's cost of compliance could adversely affect its ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq National Market that are now applicable to the Company, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, the Company has experienced, and may continue to experience, greater compliance costs.

Even though the Company's common stock is currently traded on The Nasdaq National Market, the trading volume in its common stock has been low and the sale of substantial amounts of its common stock in the public market could depress the price of the Company's common stock.

The trading volume in the Company's common stock on The Nasdaq National Market has been relatively low when compared with larger companies listed on The Nasdaq National Market or the stock exchanges. Thinly traded stocks such as the Company's can be more volatile than stocks trading in an active public market. Because of this, the Company's shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Company cannot predict the effect, if any, that future sales of its common stock in the market, or availability of shares of its common stock for sale in the market, will have on the market price of the Company's common stock. The Company, therefore, can give no assurance that sales of substantial amounts of its common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of its common stock to decline or impair the Company's ability to raise capital through sales of its common stock.

The market price of the Company's common stock may fluctuate in the future, and these fluctuations may be unrelated to its performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices. Additionally, as the merger agreement with Pinnacle provides that Company shareholders will receive 0.95 shares of Pinnacle common stock for each share of Company stock owned by such shareholders, a decline in Pinnacle’s stock price could result in a similar decline in the market price for Company stock.

Overview of Operating Results for the Three Months Ended September 30, 2005 and September 30, 2004

Net income increased from $1.5 million or $0.22 per diluted share for the quarter ended September 30, 2004 to $2.1 million or $0.29 per diluted share for the quarter ended September 30, 2005. The increase in earnings was a result of increased interest income as well as decreased non-interest expenses, particularly compensation expense associated with the Company’s Employee Stock Ownership Plan (“ESOP”). These increases were partially offset by increased interest expense and a decline in gain on sale of loans. These items are discussed in further detail below.

Overview of Operating Results for the Nine Months Ended September 30, 2005 and September 30, 2004

Net income increased from $3.7 million or $0.55 per diluted share for the nine months ended September 30, 2004 to $6.2 million or $0.85 per diluted share for the same period ended September 30, 2005. As in the third quarter, the increase in earnings for the nine month period was a result of increased interest income as well as decreased non-interest expenses. Additionally, the Company recognized a federal tax benefit due to payment of cash dividends to participants in the ESOP. The Company is entitled to a deduction for dividends on its stock held by an ESOP that are paid to the ESOP and subsequently distributed to the participants in cash no later than ninety days after the end of the plan year in which the dividends are paid to the ESOP. The above factors were partially offset by increased interest expense and a decline in gain on sale of loans. These items are discussed in further detail below.

Proposed Merger with Pinnacle Financial Partners, Inc.

Effective September 30, 2005, the Company entered into a definitive merger agreement with Pinnacle pursuant to which the Company will merge with and into Pinnacle with Pinnacle as the surviving corporation. Pursuant to the definitive merger agreement, Company shareholders will receive 0.95 shares of Pinnacle common stock for every one share of Company common stock owned by them at the effective time of the merger. Consummation of this merger is subject to the receipt of required regulatory approval as well as the approval of both Pinnacle's and the Company's shareholders and the satisfaction of other customary closing conditions. Subject to approval, the transaction is expected to be completed during the first quarter of 2006.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. The Company’s accounting policies are fundamental to understanding these financial statements. Certain accounting policies involve significant judgments and complex assumptions by management which may have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. Based on this definition, management considers the allowance for loan losses to be its most critical accounting policy. The Company’s allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes to be appropriate for each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, and changes in non-performing loans. The Company also incorporates known information about individual loans, including its borrowers’ sensitivity to interest rate movements and other relevant factors. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Southeast and the state of industries predominant in the Middle Tennessee area.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total Assets. Total assets increased 9.21%, from $578.7 million at December 31, 2004 to $632.0 million at September 30, 2005. Changes in total assets include a $45.8 million, or 10.64%, increase in net loans receivable and a $12.0 million, or 30.90%, increase in interest-bearing deposits with other financial institutions (“IBDs”). IBDs include overnight funds as well as short-term deposits with other financial institutions. Offsets to these increases include a decrease of $7.7 million, or 31.54%, in cash and a decrease of $1.4 million, or 57.34%, in loans held for sale. The decrease in cash is primarily due to dividend payments totaling $12.3 million including the special dividend declared in the fourth quarter of 2004 that was paid in 2005. The decrease in loans available for sale is primarily due to the timing of loan funding. The increase in IBDs is primarily due to the Bank experiencing significant growth in deposits during the first three quarters of 2005. This growth led to excess funds that were invested in short-term deposits with the Federal Home Loan Bank (“FHLB”) of Cincinnati to lock in higher short-term interest rates and to maintain adequate liquidity to fund loans.

Deposits. Total deposits increased $57.6 million, or 11.37%, from $506.5 million at December 31, 2004 to $564.1 million at September 30, 2005. Transaction accounts increased $19.4 million, from $313.8 million at December 31, 2004 to $333.2 million at September 30, 2005. Savings accounts increased $2.5 million, from $23.1 million at December 31, 2004 to $25.6 million at September 30, 2005. Certificates of deposit (“CDs”) increased $35.7 million, from $169.6 million at December 31, 2004 to $205.3 million at September 30, 2005. Although the Bank has experienced growth in all deposit categories, CDs have experienced the largest growth. This is primarily due to an increase in CD interest rates, resulting in customers locking in higher interest rates over longer periods in term deposits, which has negatively impacted the Company’s cost of funds and resulted in increased interest expense. Management expects to continue to actively solicit deposit relationships at all locations.

Shareholders’ Equity. Shareholders’ equity increased $4.4 million, from $53.8 million at December 31, 2004 to $58.2 million at September 30, 2005. This increase was the result of net income of $6.2 million, which was partially offset by dividends of $1.6 million and a $330,000 increase in unrealized losses on available-for-sale investment securities. Management does not believe any individual unrealized loss as of September 30, 2005 represents an other-than-temporary impairment. These unrealized losses are primarily attributable to changes in interest rates and individually were 5% or less of their respective amortized cost basis. The Company has both the intent and ability to hold its securities for a time necessary to recover the amortized cost.

Non-Performing Assets. Non-performing assets totaled $1.2 million and $764,000 at September 30, 2005 and December 31, 2004, respectively. The allowance for loan losses increased slightly, from $4.9 million at December 31, 2004 to $5.0 million at September 30, 2005. Non-performing assets have continued to be a very small portion of the Bank’s portfolio, with the balance equal to 0.25% of total loans and 0.19% of total assets at September 30, 2005. Management feels that the allowance for loan losses is adequate as of September 30, 2005.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and September 30, 2004

Net Income. Net income was $2.1 million for the three months ended September 30, 2005 compared to $1.5 million for the three months ended September 30, 2004. Diluted earnings per share increased $0.07, from $0.22 for the three months ended September 30, 2004 to $0.29 for the same period in 2005. Annualized return on average assets increased from 1.10% for the three months ended September 30, 2004 to 1.39% for the same period in 2005. Annualized return on average equity also increased, from 10.51% for the three months ended September 30, 2004 to 14.65% for the same period in 2005. These increases are mainly attributable to an almost 20% increase in net interest income. Additionally, third quarter non-interest expense decreased $432,000 from the prior year period, primarily due to a decrease in ESOP expense.

Net Interest Income. When comparing the quarter ended September 30, 2004 to the same period in 2005, there was an overall increase in market interest rates which caused both higher yields and higher costs. In addition, in the 2005 quarter, average interest-earning assets increased $76.9 million, or 15.83%, and average interest-bearing liabilities increased $58.8 million, or 15.17%. These increases led to a 19.61% increase in net interest income, which increased from $5.1 million for the three months ended September 30, 2004 to $6.1 million for the same period in 2005. Interest rate spread declined from 3.89% for the three months ended September 30, 2004 to 3.87% for the same period in 2005. Net interest margin increased from 4.18% for the three months ended September 30, 2004 to 4.32% for the same period in 2005. Interest rate spread and net interest margin are both stated on a tax equivalent basis. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 125.35% for the three months ended September 30, 2004 to 126.07% for the same period in 2005.

Interest Income. Interest income increased $2.1 million, or 32.74%, for the three months ended September 30, 2005 as compared to the same period in 2004, primarily due to an increase of $1.7 million or 28.65% in loan interest income. This increase is the result of an increase of $51.7 million or 12.65% in average loans receivable, net, which is partially attributable to a healthy lending environment in our growing middle Tennessee market area. The average yield on loans increased as well, from 5.84% for the three months ended September 30, 2004 to 6.65% for the same period in 2005. This increase in yield is due to an increase in the prime rate, which has a direct impact on rates charged for construction, acquisition and development loans, as well as certain commercial and consumer loans. Management is actively soliciting these types of loans. Interest income on all other investments, including FHLB stock, Federal Reserve stock, and interest-bearing deposits with other financial institutions, increased by $405,000, or 82.99%. The average tax equivalent yield for these investments increased from 2.60% for the three months ended September 30, 2004 to 3.51% for the same period in 2005. These increases in other investments are primarily due to an increase in average interest-bearing deposits, including certificates of deposit, at the FHLB.

Interest Expense. Total interest expense increased $1.1 million, or 78.79%, due to an increase in both the average cost of deposits and the average volume of deposits. Average cost of interest-bearing deposits increased from 1.41% for the three months ended September 30, 2004 to 2.20% for the same period in 2005. Average interest-bearing deposits increased $58.8 million, or 15.28%, from $384.9 million for the three months ended September 30, 2004 to $443.7 million for the same period in 2005. The total cost of funds increased from 1.43% for the three months ended September 30, 2004 to 2.21% for the same period in 2005. This increase is primarily due to rising market interest rates as well as an increase in higher-costing term deposits.

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

The provision for loan losses totaled $101,000 for the three months ended September 30, 2005 compared to $176,000 for the same period in 2004. Net charge-offs remained constant at $48,000 for the quarters ended September 30, 2004 and 2005, approximately 0.01% of average outstanding loans in each period. Management feels that their evaluations and estimations were reasonable for determining the provision and that the allowance for loan losses is adequate as of September 30, 2005. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future. The following table provides asset quality information at September 30, 2005 compared to September 30, 2004:

	September 30,
	2005	2004

Nonaccrual and 90 days or more past due loans as a percent of total loans, net	0.22%	0.29%
Nonperforming assets as a percent of total assets	0.19%	0.22%
Allowance for loan losses as a percent of total loans receivable	1.04%	1.14%

Non-Interest Income. Non-interest income decreased $400,000, or 11.43%, from $3.5 million for the three months ended September 30, 2004 to $3.1 million for the same period in 2005. This overall decrease is primarily due to a $559,000 or 63.59% decrease in net gain on sale of loans. The decrease in net gain on sale of loans is the result of a decline in loans sold during the three month period ended September 30, 2005, compared to the same period ended September 30, 2004. The decline is primarily attributable to a decrease in the volume of mortgage loans closed during the third quarter of 2005 when compared to the third quarter of 2004, as a result of a reduction in demand for mortgage loans. This decrease was partially offset by an increase of $90,000, or 13.87%, in commissions and other non-banking fees, primarily due to an increase in premium volume at our insurance agency, Miller & Loughry.

Non-Interest Expense. Non-interest expense decreased $432,000, or 8.33%, from $6.0 million for the three months ended September 30, 2004 to $5.5 million for the same period in 2005. This is primarily due to a $336,000 or 9.33% decrease in salaries and employee benefit expense. This decrease is mainly attributable to a $469,000 decrease in expense related to the ESOP, which was offset in part by increases in other compensation expenses. During the fourth quarter of 2004, the remaining unallocated shares of the ESOP were released as a result of the repayment of a note payable which encumbered these shares. Any remaining expense of the ESOP was recognized in 2004 as a result of the repayment of the note payable. Additionally, commission expense has declined during 2005 due to lower volumes of mortgage originations.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and September 30, 2004

Net Income. Net income was $6.2 million for the nine months ended September 30, 2005 compared to $3.7 million for the nine months ended September 30, 2004. Diluted earnings per share increased $0.30, from $0.55 for the nine months ended September 30, 2004 to $0.85 for the same period in 2005. Annualized return on average assets increased from 0.95% for the nine months ended September 30, 2004 to 1.42% for the same period in 2005. Annualized return on average equity also increased, from 8.82% for the nine months ended September 30, 2004 to 14.77% for the same period in 2005. These increases are mainly attributable to higher interest income on loans, due to both an increase in interest rates as well as an increase in the loan portfolio when comparing the first nine months of 2005 to the same period in 2004. These increases were offset in part by increased interest expense resulting from an increase in both interest-bearing deposits and the cost of funds associated with these deposits. Additionally, non-interest expense decreased $1.2 million or 7.03%, primarily due to a decrease in employee benefits expense. The Company also recognized a federal tax benefit of $427,000 as a result of cash dividends paid to participants in the ESOP. Without this $427,000 tax benefit, for the nine months ended September 30, 2005, net income would have been $5.8 million, diluted earnings per share would have been $0.79, and for the nine months ended September 30, 2005, annualized return on average assets would have been 1.32% and annualized return on average equity would have been 13.76%.

The Company believes it is appropriate to provide investors with information regarding its results of operations and certain performance ratios for the first nine months of 2005 without giving effect to the tax benefit of the cash dividends paid to participants in the ESOP. This tax benefit is not expected to be recurring and the Company believes that removing the effect of this tax benefit from its year to date 2005 results of operations and performance ratios provides investors with a more comparable comparison to the Company’s results of operations and performance ratios for the first nine months of 2004. Further, management of the Company reviews the Company’s results of operations net of the tax benefit, to assess the performance of the Company’s business in comparison to comparable periods.

Net Interest Income. When comparing the nine months ended September 30, 2004 to the same period ended September 30, 2005, there was an overall increase in market interest rates which caused both higher yields and higher costs. In addition, for the nine months ended September 30, 2005, average interest-earning assets increased $73.2 million, or 15.71%, and average interest-bearing liabilities increased $50.8 million, or 13.25%, when compared to the same period in 2004. These increases led to a 19.72% increase in net interest income, which increased from $14.2 million for the nine months ended September 30, 2004 to $17.0 million for the same period in 2005. Interest rate spread decreased from 3.84% for the nine months ended September 30, 2004 to 3.83% for the same period in 2005. Net interest margin increased from 4.09% for the nine months ended September 30, 2004 to 4.22% for the same period in 2005. Interest rate spread and net interest margin are both stated on a tax equivalent basis. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 121.43% for the nine months ended September 30, 2004 to 124.07% for the same period in 2005.

Interest Income. Interest income increased $5.3 million, or 28.99%, primarily due to an increase of $4.2 million or 25.19% in loan interest income. This increase is the result of an increase of $52.7 million, or 13.55%, in average loans receivable, net, which is partially attributable to a healthy lending environment in the growing middle Tennessee area. The average yield on loans increased as well, from 5.79% for the nine months ended September 30, 2004 to 6.39% for the same period in 2005. This increase in yield is due to an increase in the prime rate, which has a direct impact on rates charged for construction, acquisition and development loans, as well as certain commercial and consumer loans. Management is actively soliciting these types of loans. Interest income on all other investments, including FHLB stock, Federal Reserve stock, and interest-bearing deposits with other financial institutions, increased by $1.0 million, or 77.63%. The average tax equivalent yield for these investments increased from 2.34% for the nine months ended September 30, 2004 to 3.26% for the same period in 2005. These increases in other investments are primarily due to an increase in average interest-bearing deposits, including certificates of deposit, at the FHLB.

Interest Expense. Total interest expense increased $2.5 million, or 63.34%, due to an increase in both the average cost of deposits and the average volume of deposits. Average cost of interest-bearing deposits increased from 1.36% for the nine months ended September 30, 2004 to 1.98% for the same period in 2005. Average interest-bearing deposits increased $50.9 million, or 13.38%, from $380.5 million for the nine months ended September 30, 2004 to $431.4 million for the same period in 2005. The total cost of funds increased from 1.38% for the nine months ended September 30, 2004 to 1.99% for the same period in 2005. This increase is primarily due to rising market interest rates as well as an increase in higher-costing term deposits.

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

The provision for loan losses totaled $211,000 for the nine months ended September 30, 2005 compared to $352,000 for the same period ended September 30, 2004. This 40.06% decrease is primarily due to lower net charge-offs during the first nine months of 2005 when compared to the same period in 2004. Net charge-offs decreased, from $149,000 for the nine months ended September 30, 2004 to $119,000 for the same period ended September 30, 2005. Net charge-offs as a percentage of average outstanding loans totaled 0.03% for the nine months ended September 30, 2005 compared to 0.04% for the same period in 2004. Management feels that their evaluations and estimations were reasonable for determining the provision and that the allowance for loan losses is adequate as of September 30, 2005. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.

Non-Interest Income. Non-interest income decreased $700,000, or 7.07%, from $9.9 million for the nine months ended September 30, 2004 to $9.2 million for the same period in 2005. This overall decrease is primarily due to a $1.3 million or 56.86% decrease in net gain on sale of loans. The decrease in net gain on sale of loans is the result of a decline in loans sold during the nine months ended September 30, 2005, compared to the same period ended September 30, 2004. The decline is primarily attributable to a decrease in the volume of mortgage loans closed during the first nine months of 2005 when compared to the same period of 2004, as a result of a reduction in demand for mortgage loans. This decrease was partially offset by an increase of $293,000, or 7.34%, in deposit-related service fees and charges, resulting from an increase in the Bank’s service fee schedule as well as an increase in the number of deposit accounts. Commissions and other non-banking fees increased $206,000, or 10.85%, primarily due to an increase in premium volume at Miller & Loughry.

Non-Interest Expense. Non-interest expense decreased $1.2 million or 6.82%, from $17.6 million for the nine months ended September 30, 2004 to $16.4 million for the same period in 2005. This is primarily due to a $1.2 million, or 10.78%, decrease in salaries and employee benefit expense. This decrease is attributable to a $1.4 million decrease in expense related to the ESOP, which was offset in part by increases in other compensation expenses. During the fourth quarter of 2004, the remaining unallocated shares of the ESOP were released as a result of the repayment of a note payable which encumbered these shares. Any remaining expense of the ESOP was recognized in 2004 as a result of the repayment of the note payable. Additionally, commission expense has declined during 2005 due to lower volumes of mortgage originations. Advertising expense decreased $115,000, or 28.47%, primarily due to the Bank celebrating its 75th anniversary during the second quarter of 2004. This celebration resulted in numerous promotional activities aimed at recognizing current customers and attracting new prospects. These decreases were partially offset by a $210,000, or 8.21%, increase in equipment and service bureau expense, which primarily is a result of increased depreciation expense as well as increased computer and electronic processing expense.

Income Taxes. Federal income taxes were reduced as a result of a cash distribution of dividends to participants in the ESOP. The Company recognized a tax benefit in the amount of $427,000 on this transaction. Without this tax benefit, for the nine months ended September 30, 2005, net income would have been $5.8 million, diluted earnings per share would have been $0.79, and the effective tax rate would have been 38.9%.  Including the tax benefit, the effective tax rate for the period ending September 30, 2005 was 34.5%, compared with 40.3% for the period ending September 30, 2004.

The Company believes it is appropriate to provide investors with information regarding its results of operations and certain performance ratios for the first nine months of 2005 without giving effect to the tax benefit of the cash dividends paid to participants in the ESOP. This tax benefit is not expected to be recurring and the Company believes that removing the effect of this tax benefit from its year to date 2005 results of operations and performance ratios provides investors with a more comparable comparison to the Company’s results of operations and performance ratios for the first nine months of 2004. Further, management of the Company reviews the Company’s results of operations net of the tax benefit to assess the performance of the Company’s business in comparison to comparable periods.

Liquidity and Capital Resources

The Company’s primary sources of funds are customer deposits, proceeds from loan and security principal and interest payments, sale of loans, maturing securities, term deposits and FHLB of Cincinnati advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company and the Bank generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2005, cash and cash equivalents totaled $67.5 million or 10.67% of total assets, and investment securities available-for-sale totaled $42.9 million. At September 30, 2005, the Bank also maintained, but did not draw upon, a line of credit with the FHLB of Cincinnati in the amount of $50.0 million.

As of September 30, 2005, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. At September 30, 2005, under the regulations of the Federal Reserve Board, the Bank’s actual leverage, Tier 1 risk-based, and total risked-based capital ratios were 8.41%, 10.00% and 10.97%, respectively, compared to requirements of 4.0%, 4.0% and 8.0%, respectively. At September 30, 2005, under the regulations of the Federal Reserve Board, the Company’s actual leverage, Tier 1 risk-based, and total risked-based capital ratios were 9.29%, 11.11%, and 12.08%, respectively. The Company’s Board has authorized a share repurchase program. The maximum number of shares that remain to be repurchased under the plan is 275,261 shares. The Company has not repurchased any shares during 2005 under this program.

At September 30, 2005, the Bank had loan commitments of approximately $73.3 million. In addition, at September 30, 2005, the unused portion of lines of credit extended by the Bank was approximately $24.1 million for consumer loans and $40.4 million for commercial loans. Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2005, the Bank had $10.1 million of letters of credit outstanding.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123R”). SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement are effective (as amended by the Securities and Exchange Commission (“SEC”)) for annual fiscal reporting periods beginning after June 15, 2005. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The adoption of SFAS 123R is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R on January 1, 2006.

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”),“Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following table presents the Company's repricing gap at September 30, 2005. The table indicates that at September 30, 2005 the Company was asset sensitive up to six months. This would generally indicate an increase in net interest income in a rising rate environment.

	Within Six Months	Six Months to One Year	After One to Three Years	After Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$185,458	47,867	91,379	136,463	16,254	477,421
FHLB and FRB stock	3,317	-	-	-	-	3,317
Investment securities available-for-sale	7,915	2,767	8,336	4,948	18,968	42,934
Interest-bearing deposits with other financial institutions	54,810	-	-	-	-	54,810
Total rate sensitive assets	$251,500	50,634	99,715	141,411	35,222	578,482

Interest-bearing liabilities:
Deposits:
Savings deposits	$2,543	2,543	10,240	10,240	-	25,566
Demand deposits	71,079	71,079	39,361	39,361	-	220,880
Certificates of deposit	54,208	47,970	83,495	19,289	287	205,249
Borrowings	27	1,027	1,109	109	522	2,794
Total rate sensitive liabilities	$127,857	122,619	134,205	68,999	809	454,489
Excess (deficiency) of interest sensitive assets over interest sensitive liabilities	$123,643	(71,985)	(34,490)	72,412	34,413	123,993
Cumulative excess of interest sensitive assets	$123,643	51,658	17,168	89,580	123,993	123,993
Cumulative ratio of interest-earning assets to interest-bearing liabilities	196.70%	120.62%	104.46%	119.75%	127.28%	127.28%
Interest sensitivity gap to total rate sensitive assets	21.37%	(12.44)%	(5.96)%	12.52%	5.95%	21.43%
Ratio of interest-earning assets to interest-bearing liabilities	196.70%	41.29%	74.30%	204.95%	4,353.77%	127.28%
Ratio of cumulative gap to total rate sensitive assets	21.37%	8.93%	2.97%	15.49%	21.43%	21.43%

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
The following table provides information about purchases by the Company during the quarter ended September 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2005 through July 31, 2005	-	$ -	-	275,261
August 1, 2005 through August 31, 2005	-	-	-	275,261
September 1, 2005 through September 30, 2005	-	-	-	275,261
Total	-	$ -	-

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

2.1
Agreement and Plan of Merger dated September 30, 2005 by and between Pinnacle Financial Partners, Inc. and Cavalry Bancorp, Inc. (incorporated herein by reference to Cavalry Bancorp’s Current Report on Form 8-K filed with the SEC on October 3, 2005). (Pursuant to Item 601(b)(ii) of Regulation S-K the schedules to this agreement have been omitted but will be furnished to the SEC upon request.)

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

CAVALRY BANCORP, INC.

Date: November 7, 2005	by:
Ed C. Loughry, Jr.
Chairman of the Board and Chief Executive Officer

Date: November 7, 2005	by:
Hillard C. Gardner
Senior Vice President and Chief Financial Officer